Form 10-Q
period 2004-09-30
NEW CENTURY FINANCIAL CORP
filed 2004-11-09
CIK 1287286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-32314

NEW CENTURY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	56-2451736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18400 VON KARMAN, SUITE 1000, IRVINE, CALIFORNIA	92612
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (949) 440-7030

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check ☐ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒    NO ☐

Indicate by check ☐ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒    NO ☐

As of October 31, 2004, the registrant had 48,385,959 shares of common stock outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q is filed by New Century Financial Corporation, a Maryland corporation (the “Company”). The Company’s principal subsidiary is New Century TRS Holdings, Inc., a Delaware corporation (“New Century TRS”), which became a wholly-owned subsidiary of the Company through the merger of a wholly-owned subsidiary of the Company with and into New Century TRS on October 1, 2004. Pursuant to the merger, each then-outstanding share of New Century TRS common stock was converted into one share of common stock of the Company. New Century TRS is separately filing a Quarterly Report on Form 10-Q with the Securities and Exchange Commission in connection with the $210,000,000 principal amount of its 3.50% convertible senior notes which have been registered for resale with the Securities and Exchange Commission and remain outstanding.

As used in this Quarterly Report on Form 10-Q, “New Century Financial,” “Company,” “we,” “our,” and “us” refer to New Century Financial Corporation, except where the context otherwise requires. Any discussion regarding our business before October 1, 2004 refers to New Century TRS Holdings, Inc. and its consolidated subsidiaries, including New Century Financial Corporation. The financial statements presented herein are the condensed consolidated financial statements of New Century Financial and its consolidated subsidiaries, including New Century TRS, after giving effect to the merger on an “as if pooling basis.”

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2004

i

Certain information included in this Quarterly Report on Form 10-Q may include “forward-looking” statements under federal securities laws, and we intend that such forward-looking statements be subject to the safe-harbor created thereby. Such statements include, without limitation, (i) the assumptions and estimates underlying our projections of our residual asset value and cash flow, (ii) our projections of our residual asset value and cash flow, (iii) the estimates underlying our allowance for losses on mortgage loans held for investment, (iv) our allowance for repurchase losses, (v) the estimates underlying our allowance for repurchase losses, (vi) our goal of matching the timing of cash flows with the recognition of earnings on our loans, (vii) our goal to continue to add mortgage loans held for investment to our balance sheet to reduce the reliance on the origination and sale of loans for earnings and cash flows, (viii) our expectation that we will continue to grow our balance sheet, (ix) our goal of reducing our loan acquisition costs so that we can maintain a strong operating margin in periods when the secondary market for our loans is not as favorable, (x) our expectation that our loan acquisition costs will be approximately 2.25% for the fourth quarter of 2004, (xi) our goal to generate primarily cash-based earnings rather than non-cash gain on sale revenue, (xii) our expectation that the recognition of income as interest payments are received on the mortgage loans held for investment underlying an on-balance sheet securitization will result in higher income recognition in future periods than would an off-balance sheet securitization, (xiii) our beliefs regarding our critical accounting policies, (xiv) our belief that our allowance for losses on mortgage loans held for investment is adequate for known and inherent losses in the portfolio of mortgage loans that we hold for investment, (xv) our estimates regarding tax rates and future taxable income, (xvi) our goal of securitizing approximately 20% of our loan production through sales structured as financings and recorded on-balance sheet, (xvii) our expectation that our net execution will be between 3.50% and 3.75% for all of 2004, (xviii) our belief that the receipt of a rating of RPS3, or average, from Fitch Ratings and a rating of average from Standard & Poor’s will enable us to grow our servicing portfolio in the future through increased sales of loans on a servicing retained basis, (xix) our expectation that we will service loans owned by third parties to take advantage of our technical capabilities, capitalization and economies of scale, (xx) our expectations regarding the renewal or non-renewal of certain of our credit facilities, (xxi) the expectation that we will continue to concentrate on maintaining our targeted liquidity and leverage levels, (xxii) our plan to effectively manage the percentage of loans sold through whole loan sales versus on-balance sheet securitizations, giving consideration to whole loan prices, the amount of cash required to finance on-balance sheet securitizations and REIT qualification requirements, (xxiii) our belief that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future while enabling us to maintain our qualification as a REIT under the requirements of the Internal Revenue Code, (xxiv) our beliefs with respect to our legal proceedings, (xxv) our expectation that approximately 50% of our loan commitments with interest rate locks as of September 30, 2004 will ultimately fund, (xxvi) our belief that Carrington Mortgage Credit Fund I, LP will raise additional capital over the next two quarters, (xxvii) our expectation that we will qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes and our expectation that the tax advantages related to our REIT status will result in a lower effective tax rate, (xxviii) our plan to use the net proceeds we received from our public offering and the concurrent private placement for general working capital purposes, substantially all of which will be used to build a portfolio of self-originated mortgage loans and, if necessary to maintain our REIT status, to purchase mortgage-related assets from third parties, (xxix) our belief that any interest-bearing, short-term, investment grade securities that we invest in on a temporary basis with the net proceeds from our public offering and the concurrent private placement will provide a lower net return than we hope to achieve from our long-term intended use such proceeds, (xxx) our expectation that we will pay quarterly distributions during January, April, July and October of each year for the preceding quarter, (xxxi) our expectation that such quarterly distributions will generally be paid from cash available for distribution or, to the extent that cash available for distribution is insufficient to make such distributions, from funds borrowed from one of our subsidiaries or a third party, (xxxii) our belief that our current rate of business is sustainable and that our origination strategies and initiatives are consistent with that belief, (xxxiii) our belief that our exposure to interest rate cyclicality will be reduced if we are successful in maintaining our mix between home purchase and cash-out refinancings, and (xxxiv) our expectation that we will be able to commence or consummate the planned offer to convert the convertible senior notes of our wholly-owned subsidiary, New Century TRS Holdings, Inc., or New Century TRS.

We caution that these statements are qualified by important factors that could cause our actual results to differ materially from expected results in the forward-looking statements. Such factors include, but are not limited to, (i) the condition of the U.S. economy and financial system, (ii) the interest rate environment, (iii) the condition of the markets for whole loans and mortgage-backed securities, (iv) the stability of residential property values, (v) our ability to continue to maintain low loan acquisition costs, (vi) the potential effect of new state or federal laws and regulations, (vii) the effect of increasing competition in our sector, (viii) our ability to accurately predict target levels of liquidity and capital, (ix) our ability to maintain adequate credit facilities to finance our business, (x) our ability to adequately hedge our residual assets and mortgage loans held for investment, (xi) the accuracy of our assumptions regarding our allowance for losses on mortgage loans held for investment, (xii) the accuracy of our assumptions regarding our allowance for repurchase losses and residual valuations, (xiii) the ability of our servicing platform to maintain high performance standards, (xiv) our ability to continue to designate our derivative financial instruments as accounting hedges under SFAS 133, as amended, (xv) the performance of our mortgage loans underlying our securitization transactions, (xvi) the initiation of a margin call under any of our credit facilities, (xvii) our ability to comply with the requirements applicable to REITs, (xviii) the assumptions underlying our risk management practices, and (xix) the ability of New Century TRS to commence or consummate the tender offer to convert its convertible senior notes due 2008. Refer to the section titled “Risk Factors” in this Quarterly Report on Form 10-Q for additional discussion regarding these and other risk factors which affect our business. We assume no obligation to update the forward-looking statements contained in this Form 10-Q.

On November 4, 2004, the Company and New Century TRS filed a joint registration statement on Form S-4 (333-120209) with the Securities and Exchange Commission relating to the planned offer to convert the convertible senior notes of New Century TRS. In addition to the joint registration statement, the Company and New Century TRS intend to file other documents relating to the offer, including a tender offer statement and related offer materials. Investors are urged to read the joint registration statement, as well as the tender offer statement and other related offer materials when they are filed with the Securities and Exchange Commission, because these documents will contain important information. You will be able to obtain these documents free of charge at the website maintained by the Securities and Exchange Commission at www.sec.gov. In addition, you may obtain documents filed by the Company and New Century TRS with the Securities and Exchange Commission free of charge by requesting them in writing from New Century Financial Corporation, 18400 Von Karman Avenue, Suite 1000, Irvine, California, 92612, Attention: Carrie Marrelli, or by telephone at (949) 224-5745.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS:
Cash and cash equivalents (note 1)	$166,098	$278,598
Restricted cash (note 1)	359,351	116,883
Mortgage loans held for sale, net (notes 2 and 10)	3,937,062	3,422,211
Mortgage loans held for investment, net (notes 3 and 10)	10,890,455	4,745,937
Residual interests in securitizations (note 4)	207,300	179,498
Mortgage servicing assets (note 5)	5,295	1,900
Accrued interest receivable	59,896	35,824
Income taxes, net	141,216	52,377
Office property and equipment	42,504	32,258
Prepaid expenses and other assets (note 6)	79,670	36,901

TOTAL ASSETS	$15,888,847	$8,902,387

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Credit facilities (notes 7 and 11)	$3,822,208	$3,311,837
Financing on mortgage loans held for investment, net (notes 8 and 11)	10,788,213	4,686,323
Convertible notes, net (note 9)	205,638	204,858
Notes payable	31,261	18,977
Accounts payable and accrued liabilities	223,829	138,381

Total liabilities	15,071,149	8,360,376
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; no shares outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 34,094,751 shares at September 30, 2004 and 33,759,695 shares at December 31, 2003	341	338
Additional paid-in capital	52,749	52,988
Accumulated other comprehensive loss (note 12)	(13,181)	(1,742)
Retained earnings, restricted (note 7)	785,502	509,998

	825,411	561,582
Treasury stock, 2,500 shares at September 30, 2004 and 377,500 shares at December 31, 2003, respectively, at cost	(70)	(14,163)
Deferred compensation costs	(7,643)	(5,408)

Total stockholders’ equity	817,698	542,011

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,888,847	$8,902,387

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Gain on sale of loans	$203,390	$163,630	$620,417	$435,714
Interest income (note 10)	260,730	84,988	595,635	190,851
Residual interest income (note 4)	9,271	5,898	18,629	18,582
Servicing and other income	6,739	2,398	21,217	8,219

Total revenues	480,130	256,914	1,255,898	653,366

Expenses:
Personnel	99,038	72,546	289,004	172,174
Interest (note 11)	107,442	27,934	230,712	65,234
General and administrative	46,275	23,370	119,251	73,473
Provision for loan losses on mortgage loans held for investment (note 3)	25,769	8,113	62,750	15,799
Advertising and promotion	12,127	6,562	32,783	19,137
Professional services	7,367	6,838	20,433	13,807

Total expenses	298,018	145,363	754,933	359,624

Earnings before income taxes	182,112	111,551	500,965	293,742
Income taxes	74,833	46,673	204,064	122,310

Net earnings	$107,279	$64,878	$296,901	$171,432

Basic earnings per share (note 13)	$3.21	$1.92	$8.93	$5.03

Diluted earnings per share (note 13)	$2.49	$1.75	$6.96	$4.58

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings	$107,279	$64,878	$296,901	$171,432
Other comprehensive loss:
Net unrealized loss on derivative instruments designated as hedges, net of tax of $20,977 and $7,891 for the three months and nine months ended September 30, 2004, respectively, and $2,915 for the three and nine months ended September 30, 2003, net of reclassification adjustments	(29,772)	(4,091)	(11,439)	(4,091)

Comprehensive earnings	$77,507	$60,787	$285,462	$167,341

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2004 and 2003

(Dollars in thousands)

(Unaudited)

	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net earnings	$296,901	$171,432
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,433	11,806
Cash flows received from residual interests, net	43,391	58,331
Accretion of NIRs	(18,629)	(18,582)
NIR gains	(35,375)	—
Initial deposits to over-collateralization accounts	(20,040)	—
Retained bonds on residual interests, net	(3,510)	—
Servicing gains	(4,508)	(7,777)
Fair value adjustment of residual securities	6,361	1,494
Provision for losses on mortgage loans held for investment	62,750	15,799
Provision for repurchase losses	3,722	4,946
Mortgage loans originated or acquired for sale	(23,072,756)	(15,319,412)
Mortgage loan sales, net	22,464,159	13,974,283
Principal payments on mortgage loans held for sale	93,553	91,947
Increase in credit facilities on mortgage loans held for sale	510,371	1,222,262
Net change in other assets and liabilities	(74,708)	(54,730)

Net cash provided by operating activities	269,115	151,799

Cash flows from investing activities:
Mortgage loans originated or acquired for investment, net	(7,622,891)	(2,754,898)
Principal payments on mortgage loans held for investment	1,442,366	72,756
Purchase of office property and equipment	(20,020)	(18,695)
Sale of mortgage servicing rights	15,184	15,568

Net cash used in investing activities	(6,185,361)	(2,685,269)

Cash flows from financing activities:
Proceeds from issuance of financing on mortgage loans held for investment, net	7,410,872	2,644,417
Repayments of financing on mortgage loans held for investment	(1,365,980)	(68,022)
Convertible note proceeds, net	—	204,587
Proceeds from sale of warrant	—	24,389
Purchase of call option	—	(46,819)
Proceeds from notes payable, net	12,284	4,740
Change in restricted cash	(242,468)	(91,979)
Payment of dividends on common stock	(18,930)	(5,748)
Net proceeds from issuance of stock	7,968	5,018
Purchase of treasury stock	—	(58,569)

Net cash provided by financing activities	5,803,746	2,612,014

Net increase (decrease) in cash and cash equivalents	(112,500)	78,544
Cash and cash equivalents, beginning of period	278,598	176,669

Cash and cash equivalents, end of period	$166,098	$255,213

Supplemental cash flow disclosure:
Interest paid	$217,811	$65,732
Income taxes paid	284,595	171,982
Supplemental non-cash financing activity:
Restricted stock issued	$5,782	$5,020
Accrued dividends	7,838	—
Reclassification of mortgage loans acquired for investment and related financing from mortgage loans held for sale and related financing	—	1,101,250

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2004 and 2003

1.    Basis of Presentation

New Century TRS Holdings, Inc. (formerly known as New Century Financial Corporation) (“New Century TRS”), a Delaware corporation, was incorporated on November 17, 1995. New Century Mortgage Corporation, a wholly-owned subsidiary of New Century TRS (“New Century Mortgage”), commenced operations in February 1996 and is a mortgage finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by first and second mortgages on single-family residences. NC Capital Corporation, a wholly-owned subsidiary of New Century Mortgage (“NC Capital”), was formed in December 1998 to conduct the secondary marketing activities of the Company (as defined below). New Century Credit Corporation (formerly known as Worth Funding Incorporated) (“New Century Credit”), a wholly-owned subsidiary of the Company, was acquired in March 2000 by New Century Mortgage. After consummation of the Merger (defined below), the Company purchased New Century Credit from New Century Mortgage.

On April 5, 2004, New Century TRS’s board of directors approved a plan to change New Century TRS’s capital structure to enable it to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes. The decision to convert to a REIT was based on several factors, including the potential for increased stockholder returns, tax efficiency and ability to achieve growth objectives. On April 19, 2004, New Century TRS’s board of directors approved certain legal and financial matters related to the proposed REIT conversion.

On April 12, 2004, New Century TRS formed New Century Financial Corporation (formerly known as New Century REIT, Inc.) (the “Company”), a Maryland corporation. On September 15, 2004, New Century TRS’s stockholders approved and adopted the Agreement and Plan of Merger dated as of April 21, 2004 (the “Merger Agreement”), by and among New Century TRS, the Company and NC Merger Sub, Inc. (“Merger Sub”), a Delaware corporation formed by the Company for purposes of effecting the Merger (as defined below), which implemented the restructuring of New Century TRS in order for it to qualify as a REIT.

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into New Century TRS, with New Century TRS as the surviving corporation (the “Merger”), (ii) each outstanding share of New Century TRS’s common stock was converted into the right to receive one share of common stock, par value of $0.01 per share, of the Company, (iii) New Century TRS became a wholly-owned subsidiary of the Company and changed its name from New Century Financial Corporation to New Century TRS Holdings, Inc., and (iv) New Century REIT, Inc. changed its name to New Century Financial Corporation. The Merger was consummated and became effective on October 1, 2004, and was accounted for on an “as if pooling basis.” These condensed consolidated financial statements give retroactive effect to the Merger for the periods presented. Accordingly, under “as if pooling of interests accounting,” the assets and liabilities of New Century TRS transferred to the Company in connection with the Merger have been accounted for at historical amounts as if New Century TRS were transferred to the Company as of the earliest date presented and the condensed consolidated financial statements of the Company prior to the Merger include the results of operations of New Century TRS. Stockholders’ equity amounts presented for years prior to the formation of the Company are those of New Century TRS, adjusted for the merger exchange rate.

As part of the REIT conversion transactions, on October 6, 2004, the Company consummated a public offering of 13,500,000 shares of its common stock at $58.00 per share for gross proceeds of approximately $783 million. Concurrent with the closing of the public offering, the Company sold 636,885 shares of its common stock in a private placement transaction to Friedman, Billings, Ramsey Group, Inc. for gross proceeds of approximately $35 million. The Company agreed to register for resale shares purchased by Friedman, Billings, Ramsey Group, Inc. in the private placement. The registration rights agreement requires that the Company file a registration statement 180 days after the closing of the private placement but no later than 210 days after such date. We intend to use the net proceeds of the public offering and the concurrent private placement for general working capital purposes, substantially all of which will be used to build a portfolio of self-originated mortgage loans and, if necessary to maintain our REIT status, to purchase mortgage-related assets from third parties.

On September 29, 2004, in contemplation of the Merger, New Century TRS requested that The Nasdaq Stock Market, Inc. suspend the listing of the shares of New Century TRS’s common stock on the Nasdaq National Market prior to the commencement of trading on October 1, 2004. Shares of the Company’s common stock, which were issued in exchange for then outstanding shares of New Century TRS’s common stock on a one-for-one basis in connection with the Merger,

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were approved for listing on the New York Stock Exchange, Inc. and commenced trading on October 1, 2004 under the ticker symbol “NEW.”

The accompanying condensed consolidated financial statements include the condensed consolidated financial statements of the Company’s wholly-owned subsidiaries, New Century TRS, New Century Mortgage and New Century Credit. All material intercompany balances and transactions are eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in New Century TRS’s Annual Report on Form 10-K, as amended and supplemented, for the year ended December 31, 2003, filed by New Century TRS with the Securities and Exchange Commission.

Reclassification

Certain amounts from the prior year’s presentation have been reclassified to conform to the current year’s presentation.

Recent Accounting Developments

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 (“SAB 105”). SAB 105 contains specific guidance that significantly limits opportunities for registrants to recognize an asset related to a commitment to originate a mortgage loan that will be held for sale prior to funding the loan, which differs from the current accounting guidance provided by Statement of Financial Accounting Standards No. 149 (“SFAS 149”). SFAS 149 requires that the entity that makes the mortgage loan commitment record the commitment on its balance sheet at fair value, but does not address how to measure the fair value of the loan commitment. SAB 105 requires that fair value measurement of loan commitments include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected cash flows related to the customer relationship or loan servicing. SAB 105 is effective for new loan commitments accounted for as derivatives entered into after March 31, 2004. SAB 105 permits registrants to continue to use previously applied accounting policies to commitments entered into on or before March 31, 2004.

We regularly quote interest rates to borrowers, which are generally subject to change by us. Although we typically honor such interest rate quotes, the quotes do not constitute interest rate locks, minimizing the potential interest rate exposure. However, the interest rate locks that we issue represent an insignificant portion of our business and we issue them only to meet certain regulatory requirements. We deem the fair value of the interest rate locks to be immaterial.

The Emerging Issues Task Force issued EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share (“EITF 04 - - 8”)” at the September 2004 EITF meeting. EITF 04-8 states that all issued securities that have embedded conversion features that are contingently exercisable upon occurrence of a market-price condition should be included in the calculation of diluted EPS, regardless of whether the market price trigger has been met. The FASB is presently in the process of amending certain aspects of FASB Statement No. 128, “Earnings per Share.” The consensus in EITF 04-8 will become effective in the period when the proposed amendment to Statement 128 becomes effective. The EITF 04-8 consensus must be applied by retroactive restatement based on the terms in effect and amounts outstanding on the last day of the fiscal period in which the consensus becomes effective. Depending on the effective date, all or part of New Century TRS’s convertible senior notes may be included in the scope of the consensus. Due to the prospective application date, the Company cannot determine the impact, if any, of applying the consensus on its diluted earnings per share for the periods that include dates prior to January 1, 2004.

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks.

Restricted Cash

As of September 30, 2004, restricted cash includes $81.4 million in cash held in a margin account associated with our interest rate risk management activities, $258.0 million in cash held in custodial accounts associated with our mortgage loans held for investment, and $20.0 million in cash held in a cash reserve account in connection with our asset-backed commercial paper facility. As of December 31, 2003, restricted cash included $31.5 million in cash held in a margin account associated with our interest rate risk management activities, $63.7 million in cash held in custodial accounts associated with our mortgage loans held for investment, and $21.7 million in cash held in a cash reserve account in connection with our asset-backed commercial paper facility.

Mortgage Loans Held for Sale

Mortgage loans held for sale are stated at the lower of amortized cost or fair value as determined by outstanding commitments from investors or current investor yield requirements, calculated on an aggregate basis.

Mortgage Loans Held for Investment

Mortgage loans held for investment represent loans securitized through transactions structured as financings.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage loans held for investment are stated at amortized cost, including the outstanding principal balance, less the allowance for loan losses, plus net deferred origination costs. The financing related to these securitizations is included in our consolidated balance sheet as financing on mortgage loans held for investment.

In connection with our mortgage loans held for investment, we establish an allowance for loan losses based on our estimate of losses inherent and probable as of our balance sheet date. We charge off uncollectible loans at the time of liquidation. We evaluate the adequacy of this allowance each quarter, giving consideration to factors such as the current performance of the loans and the general economic environment. In order to estimate an appropriate allowance for losses on loans held for investment, we estimate losses using “static pooling,” which stratifies the loans held for investment into separately identified vintage pools. Using historic experience and taking into consideration each pool’s credit characteristics, we estimate an allowance for credit losses, which we believe is adequate for known and inherent losses in the portfolio of mortgage loans held for investment. Provision for losses is charged to our consolidated statement of earnings. Losses incurred on mortgage loans held for investment are charged to the allowance.

Residual Interests in Securitizations

Residual interests in securitizations are recorded as a result of the sale of loans through securitizations that we structure as sales rather than financings, referred to as “off-balance sheet securitizations.” We may also sell residual interests in securitizations through what are sometimes referred to as net interest margin securities, or NIMS.

We generally structure loan securitizations as follows: First, we sell a portfolio of mortgage loans to a special purpose entity, or SPE, that has been established for the limited purpose of buying and reselling mortgage loans. The SPE then transfers the same mortgage loans to a Real Estate Mortgage Investment Conduit or Owner Trust (the “REMIC” or “Trust”), which is a qualifying special purpose entity, or QSPE as defined under Statement of Financial Accounting Standards No. 140 (“SFAS 140”). The Trust, in turn, issues interest-bearing asset-backed securities (the “Certificates”) generally in an amount equal to the aggregate principal balance of the mortgage loans. The Certificates are typically sold at face value and without recourse except that we provide representations and warranties customary to the mortgage banking industry to the Trust. One or more investors purchase these Certificates for cash. The Trust uses the cash proceeds to pay us the cash portion of the purchase price for the mortgage loans. The Trust also issues a certificate to us representing a residual interest in the payments on the securitized loans. In addition, we may provide a credit enhancement for the benefit of the investors in the form of additional collateral (“Over-collateralization Account” or “OC Account”) held by the Trust. The servicing agreements typically require that the OC Account be maintained at certain levels.

At the closing of each off-balance sheet securitization, we remove from our consolidated balance sheet the mortgage loans held for sale and add to our consolidated balance sheet (i) the cash received, (ii) the estimated fair value of the interest in the mortgage loans retained from the securitizations (“Residuals”), which consist of (a) the OC Account and (b) the net interest receivable, or NIR, and (iii) the estimated fair value of the servicing asset. The NIR represents the discounted estimated cash flows that we will receive in the future. The excess of the cash received and the assets retained over the carrying value of the loans sold, less transaction costs, equals the net gain on sale of mortgage loans recorded by us.

The NIMS are generally structured as follows: First, we sell or contribute the Residuals to a SPE that has been established for the limited purpose of receiving and selling asset-backed residual interests-in-securitization certificates. Next, the SPE transfers the Residuals to the Trust and the Trust, which is a QSPE as defined under SFAS 140, in turn issues interest-bearing asset-backed securities (the “Bonds and Certificates”). We sell the Residuals without recourse except that we provide representations and warranties to the Trust customary within the mortgage banking industry. One or more investors purchase the Bonds and Certificates, and the proceeds from the sale of the Bonds and Certificates, along with a residual interest certificate that is subordinate to the Bonds and Certificates, represent the consideration received by us for the sale of the Residuals.

At closing of each NIMS transaction, we remove from our consolidated balance sheet the carrying value of the Residuals sold and add to our consolidated balance sheet (i) the cash received and (ii) the estimated fair value of the portion of the Residuals retained, which consists of the NIR. The excess of the cash received and assets retained over the carrying value of the Residuals sold, less transaction costs, equals the net gain or loss on the sale of Residuals recorded by us.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We allocate our basis in the mortgage loans and Residuals between the portion of the mortgage loans and Residuals sold through the Certificates and the portion retained (the Residuals and servicing assets) based on the relative fair values of those portions on the date of sale. We may recognize gains or losses attributable to the changes in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as “held-for-trading” securities. We are not aware of an active market for the purchase or sale of Residuals and, accordingly, we determine the estimated fair value of the Residuals by discounting the expected cash flows released from the OC Account (the cash-out method) using a discount rate commensurate with the risks involved. For securitizations executed prior to 2004, we utilize a discount rate of 12.0% on the estimated cash flows released from the OC Account to value the Residuals through securitization transactions and 14.0% on the estimated cash flows released from the Trust to value Residuals through NIMS transactions. For the securitizations completed during 2004 (as described below), we utilize a discount rate of 14.5% on the estimated cash flows.

We are entitled to the cash flows from the Residuals that represent collections on the mortgage loans in excess of the amounts required to pay the Certificates’ principal and interest, the servicing fees and certain other fees, such as trustee and custodial fees. At the end of each collection period, the aggregate cash collections from the mortgage loans are allocated first to the base servicing fees and certain other fees, such as trustee and custodial fees, for the period, then to the Certificate holders for interest at the pass-through rate on the Certificates plus principal as defined in the servicing agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the OC Account. If the cash collected during the period exceeds the amount necessary for the above allocation, and there is no shortfall in the related OC Account, the excess is released to us. If the OC Account balance is not at the required credit enhancement level, the excess cash collected is retained in the OC Account until the specified level is achieved. We are restricted from using the cash and collateral in the OC Account. Pursuant to certain servicing agreements, we may use cash held in the OC Account to make accelerated principal paydowns on the Certificates to create additional excess collateral in the OC Account. The specified credit enhancement levels are defined in our servicing agreements as the OC Account balance expressed generally as a percentage of the current collateral principal balance. For NIMS transactions, we receive cash flows once the holders of the Bonds and Certificates created in the NIMS transaction are fully paid.

The Annual Percentage Rate, or APR, on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. In determining the value of the Residuals, we estimate the future rates of prepayments, prepayment penalties that we will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. We estimate average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.60% to 4.08% for adjustable-rate securities and 2.03% to 5.18% for fixed-rate securities. These estimates are based on historical loss data for the loans, the specific characteristics of the loans, and the existence of mortgage insurance. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.89% at September 30, 2004. We estimate prepayments by evaluating historical prepayment performance of our loans and the impact of current trends. We use a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). These prepayment curve and default estimates have resulted in weighted average lives of between 2.41 to 2.64 years for our adjustable-rate securities and 2.38 to 6.15 years for our fixed-rate securities.

During the nine months ended September 30, 2004, the Residuals provided $43.4 million, net, in cash flow to us. We perform an evaluation of the Residuals quarterly, taking into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. For the quarter ended September 30, 2004, we updated the models for actual performance and changes in interest rates, and made some slight adjustments to the prepayment and loss assumptions, resulting in a $409,000 upward fair value adjustment for the quarter.

The Bond and Certificate holders and their securitization trusts have no recourse to us for failure of mortgage loan borrowers to pay when due. Our Residuals are subordinate to the Bonds and Certificates until the Bond and Certificate holders are fully paid.

Derivative Instruments Designated as Hedges

During the three and nine months ended September 30, 2004, we accounted for certain Euro Dollar futures and interest rate cap contracts designated and documented as hedges pursuant to the requirements of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). Pursuant to SFAS 133 these contracts have been designated as hedging the exposure to variability of cash flows from our financing on mortgage loans held for investment attributable to interest rate risk. Hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported in

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other comprehensive income, and the ineffective portion be reported in current earnings. Additionally, in June 2004, certain Euro Dollar futures contracts were designated as hedges of the fair values of certain fixed-rate mortgage loans held for investment, pursuant to SFAS 133. Hedge accounting requires that for a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk be reported in current earnings.

Stock-Based Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). APB 25 provides that compensation expense relative to our employee stock options is recorded over the vesting period only if the current market price of the underlying stock exceeds the exercise price. Under SFAS 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

As of September 30, 2004 and 2003, there were stock options outstanding for the purchase of 5,352,422 and 5,359,550 shares, respectively, of our common stock. The weighted average fair value of the stock options granted during the quarters ended September 30, 2004 and 2003 was $26.21 and $10.98, respectively. The weighted average fair value of the stock options granted during the nine months ended September 30, 2004 and 2003 was $19.66 and $9.42, respectively. The following table shows the pro forma net income as if the fair value method of SFAS 123 had been used to account for stock-based compensation expense (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic net earnings:
As reported	$107,279	$64,878	$296,901	$171,432
Compensation expense, net of related tax effects	(1,562)	(990)	(4,066)	(2,637)

Pro forma	$105,717	$63,888	$292,835	$168,795

Diluted net earnings:
As reported	$108,576	$64,878	$300,705	$171,432
Compensation expense, net of related tax effects	(1,562)	(990)	(4,066)	(2,637)

Pro forma	$107,014	$63,888	$296,639	$168,795

Basic earnings per share:
As reported	$3.21	$1.92	$8.93	$5.03
Pro forma	3.16	1.89	8.81	4.96
Diluted earnings per share:
As reported	$2.49	$1.75	$6.96	$4.58
Pro forma	2.49	1.77	6.97	4.62
Basic weighted average shares outstanding:
As reported	33,405	33,725	33,241	34,063
Pro forma	33,405	33,725	33,241	34,063
Diluted weighted average shares outstanding
As reported	43,687	37,060	43,195	37,427
Pro forma	42,990	36,108	42,575	36,518

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Mortgage Loans Held for Sale

A summary of mortgage loans held for sale, at the lower of cost or market at September 30, 2004 and December 31, 2003, were as follows (dollars in thousands):

	September 30, 2004	December 31, 2003
First trust deeds	$3,472,500	$3,307,749
Second trust deeds	430,159	75,517
Net deferred origination costs	34,403	38,945

	$3,937,062	$3,422,211

3. Mortgage Loans Held for Investment

The components of mortgage loans held for investment at September 30, 2004 and December 31, 2003 were as follows (dollars in thousands):

	September 30, 2004	December 31, 2003
Unpaid principal balance of mortgage loans	$10,894,227	$4,727,504
Allowance for loan losses	(84,656)	(26,251)
Net deferred origination costs	80,884	44,684

	$10,890,455	$4,745,937

At September 30, 2004, we had mortgage loans held for investment of approximately $75.9 million on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $3.2 million for the quarter ended September 30, 2004.

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Beginning balance	$61,307	$7,686	$26,251	$—
Additions	25,769	8,113	62,750	15,799
Charge-offs, net	(2,420)	—	(4,345)	—

Ending balance	$84,656	$15,799	$84,656	$15,799

4. Residual Interests in Securitizations

Residual interests in securitizations consisted of the following components at September 30, 2004 and December 31, 2003 (dollars in thousands):

	September 30, 2004	December 31, 2003
Over-collateralization account	$180,733	$169,905
Net interest receivable (NIR)	23,057	9,593
Retained bond	3,510	—

	$207,300	$179,498

The NIR balance above represents the discounted value of cash flows expected to be received from net interest spread, while the over-collateralization account represents the current, un-discounted balance of over-collateralization as of the period end. The retained bond represents a BBB- bond related to the Carrington second quarter 2004 off-balance sheet securitization transaction (as described below).

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes activity in the OC Accounts for the nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Nine Months Ended September 30,
	2004	2003
Balance, beginning of period	$169,905	$185,658
Additional deposits to OC Accounts	20,880	5,263
Release of cash from OC Accounts	(10,052)	(18,581)

Balance, end of period	$180,733	$172,340

The following table summarizes activity in the NIR accounts for the nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Nine Months Ended September 30,
	2004	2003
Balance, beginning of period	$9,593	$61,306
NIR gains	35,375	—
Cash received from NIRs	(34,179)	(45,013)
Accretion of NIRs	18,629	18,582
Fair value adjustment	(6,361)	(1,494)

Balance, end of period	$23,057	$33,381

In the first quarter of 2004, we invested $2 million in Carrington Capital Management, LLC (the “LLC”) and $25 million in Carrington Mortgage Credit Fund I, LP (“Carrington”), which is sponsored by the LLC. Carrington acquires individual and pooled single-family residential sub-prime loans and securitizes them in transactions structured as sales. Carrington then sells certain securities to the mortgage-backed securities market and retains other securities for investment. Carrington may acquire additional assets (including regular and residual interests, whole loans, participation certificates, grantor trust and trust certificates, warehousing and servicing interests) in either the primary or secondary markets. We are currently the majority investor in Carrington, requiring us to consolidate Carrington’s results in our financial statements for financial reporting purposes. However, we anticipate that Carrington will raise additional capital over the next two quarters. When we are no longer the owner of a majority of the limited partnership interests of Carrington, we expect that we will no longer be required to consolidate Carrington’s results in our financial statements.

One year following our investment, we may redeem our interest in Carrington on a quarterly basis. In addition, within one year of our initial investment in Carrington, the general partner (“GP”) of the LLC is required to purchase not less than 3 loan pools from us at current market rates on behalf of Carrington, totaling not less than $750 million. We own 35% of the LLC and are entitled to 35% of the net earnings paid as a dividend annually for a total of 8 years. The GP will be entitled to an annual management fee of 1.5% as well as an incentive fee of 20% of annual net profits over a 7% preferred return. We will exchange our Class A (voting) interest in 5 years for the return of our capital and a contractually designated rate of return for Class B (non-voting) interests, which are callable at the end of year 8 for $1.00. The GP intends to register as an Investment Advisor and a Broker/Dealer. These investments are consolidated with our financial statements for financial reporting purposes. For the nine months ending September 30, 2004, Carrington executed two securitization transactions structured as a sale rather than financings, resulting in the addition of residual interests totaling $55.0 million, net of cash flows and accretion. We recognized a gain of $23.9 million related to the securitization of the loans.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Mortgage Servicing Assets

Mortgage servicing assets represent the carrying value of our mortgage loan servicing rights. The following table summarizes activity in mortgage servicing assets for the nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Nine Months Ended September 30,
	2004	2003
Balance, beginning of period	$1,900	$10,271
Additions	4,508	7,777
Sales of servicing rights	—	(15,568)
Amortization	(1,113)	(362)

Balance, end of period	$5,295	$2,118

We record mortgage servicing assets when we sell loans on a servicing retained basis and when we sell loans through whole loan sales to an investor in the current period and sell the servicing rights to a third party in a subsequent period.

The addition of $4.5 million for the nine months ending September 30, 2004 represents the value of servicing rights from the two off-balance sheet securitization transactions executed by Carrington. The addition of $7.8 million for the nine months ending September 30, 2003 represents the value of servicing rights held temporarily for loans sold during that period, pending the sale of those servicing rights to third parties in subsequent periods. We did not sell loans on a permanent servicing-retained basis during the first nine months of 2003.

In August 2004, we sold the servicing rights to a certain $1.7 billion portfolio of mortgage loans held for investment for $15.2 million. We recorded a $215,000 gain related to the sale of these servicing rights. This transaction resulted in a discount on the loans of $15.0 million which is being amortized over the life of the loans. As of September 30, 2004, we retain the right to service $9.2 billion of loans underlying our portfolio of mortgage loans held for investment. However, in accordance with generally accepted accounting principles, we do not record mortgage servicing assets for loans sold through securitizations structured as financings.

6. Goodwill

Goodwill is recorded in connection with the acquisition of new subsidiaries and is included in prepaid expenses and other assets. As of September 30, 2004 and December 31, 2003, we had goodwill of $12.7 million. No impairment existed at September 30, 2004.

7. Credit Facilities and Other Short-Term Borrowings

Credit facilities and other short-term borrowings consist of the following at September 30, 2004 and December 31, 2003 (dollars in thousands):

	September 30, 2004	December 31, 2003
A $700 million master repurchase agreement among New Century Credit, New Century Mortgage, NC Capital and CDC Mortgage Capital Inc. expiring in September 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	$524,740	$430,118

A $2.0 billion master loan and security agreement among New Century Credit, New Century Mortgage, NC Capital and Morgan Stanley Mortgage Capital Inc. expiring in January 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	228,709	284,643

A $75 million master loan and security agreement among New Century Mortgage, NC Capital, Citigroup Global Markets Realty Corp., successor to Salomon Brothers Realty Corp., expiring in December 2004, secured by delinquent loans and REO properties, bearing interest based on a margin over one-month LIBOR.	904	6,789

A $650 million repurchase agreement among New Century Credit, NC Capital and Citigroup Global Markets, successor to Salomon Brothers, expiring in December 2004, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	180,887	468,809

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A $2.0 billion master repurchase agreement between New Century Funding A, a Delaware business trust which is a wholly-owned subsidiary of New Century Mortgage, and Bank of America, N.A., $1.0 billion of which is committed and $1.0 billion of which is uncommitted, expiring in May 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	737,158	697,201

A $2.0 billion asset-backed note purchase and security agreement between New Century Funding I, a special-purpose vehicle established as a Delaware statutory trust, which is a wholly-owned subsidiary of New Century Mortgage, and UBS Real Estate Securities Inc., $1.5 billion of which is committed and $500 million of which is uncommitted, expiring in June 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	1,721,475	994,815

A $150 million master repurchase agreement between New Century Funding SB-1, a Delaware business trust and wholly-owned subsidiary of New Century Mortgage, and Citigroup Global Markets, successor to Salomon Brothers, expiring in December 2004, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	—	—

A $2.0 billion asset-backed commercial paper facility for Von Karman Funding LLC, a wholly-owned subsidiary of New Century Mortgage, expiring in September 2006, secured by mortgage loans held for sale and cash generated through the sale of loans, bearing interest based on a margin over one-month LIBOR.	—	409,120

A $100 million master loan and security agreement between New Century Mortgage and Greenwich Capital Financial Products, Inc., which expired in June 2004, secured by small business commercial mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. This facility was replaced with the $250 million facility with Citigroup Global Markets.	—	20,342

A $250 million repurchase agreement between New Century Mortgage and Citigroup Global Markets, which expires in June 2005, secured by small balance commercial mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	22,568	—

An $800 million aggregation facility ($400 million of which is uncommitted) from Bear Stearns Mortgage Capital expiring in November 2004, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	378,163	—

A $400 million warehouse agreement between Carrington and Citigroup Global Markets which expires in April 2005. The uncommitted, renewable one-year agreement is secured by single family residential mortgage loans, bearing interest based on a margin over one-month LIBOR.	27,604	—

	$3,822,208	$3,311,837

The various credit facilities contain certain restrictive financial and other covenants that require us to, among other things, restrict dividends, maintain certain levels of net worth, liquidity, available borrowing capacity, and debt-to-net worth ratios and to comply with regulatory and investor requirements. We were in compliance with these covenants at September 30, 2004. As a result of the Merger and the restructuring necessary for us to qualify as a REIT, we obtained the consent of the various lenders discussed above in order for the Company and/or one of its qualified REIT subsidiaries to succeed to New Century TRS’s rights prior to the Merger. In addition to obtaining the consent of the various lenders, certain financial covenants were amended or modified. We believe that such amendments and modifications allow us to meet the Internal Revenue Code requirements for qualification as a REIT, which include various restrictions on ownership of our stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Financing on Mortgage Loans Held for Investment

When we sell loans through securitizations structured as financings, the related bonds are added to our balance sheet. As of September 30, 2004 and December 31, 2003, the financing on mortgage loans held for investment consisted of the following (dollars in thousands):

	September 30, 2004	December 31, 2003
Securitized bonds	$10,828,992	$4,688,921
Financing on retained bonds	43,783	4,665
2003-NC5 NIMS bond	13,668	33,969
Debt issuance costs	(98,230)	(41,232)

Total financing on mortgage loans held for investment	$10,788,213	$4,686,323

9. Convertible Senior Notes Private Offering

In July 2003, New Century TRS closed a private offering of its $210 million of convertible senior notes due July 2008, or notes, pursuant to Rule 144A under the Securities Act of 1934. The notes bear interest at a rate of 3.50% per year and will be convertible into the Company’s common stock at a conversion price of $34.80 per share upon the occurrence of certain events.

Effect of the Merger on the Notes

As a result of the Merger, the notes, which were convertible into shares of New Century TRS common stock prior to the Merger, became convertible into shares of the Company’s common stock at the same conversion rate as in effect on the date of the Merger, subject to further adjustments upon the occurrence of certain events. On September 30, 2004, the Company, New Century TRS and the trustee under the indenture governing the notes entered into a supplemental indenture pursuant to which the Company agreed to issue shares of its common stock upon conversion of the notes under the indenture and New Century TRS agreed to continue to be responsible for all other obligations under the indenture. While the Company has agreed to issue shares of its common stock upon conversion of the notes, the conversion obligation represents New Century TRS’s sole obligation and liability. The notes are currently convertible at a rate of 28.7366 shares of the Company’s common stock for each $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $34.80 per share (subject to certain adjustments).

Offer to Convert the Notes

On November 4, 2004, New Century TRS announced that it intends to make a tender offer to convert all of the notes. Holders who tender their notes in the offer will receive for each $1,000 principal amount (a) a total of 28.7366 shares of the Company’s common stock issuable on conversion of the notes in accordance with the terms of the notes, (b) an additional amount payable in shares of the Company’s common stock determined based on market conditions and other factors and (c) accrued and unpaid interest from July 3, 2004 payable in cash. The offer is contingent upon a number of conditions, including the Securities and Exchange Commission’s declaration that the applicable registration statement is effective.

A registration statement relating to the offer has been filed by the Company and New Century TRS with the Securities and Exchange Commission but has not yet become effective. This Quarterly Report on Form 10-Q does not constitute an offer to exchange or sell, or the solicitation of an offer to exchange or buy, nor shall there be any exchange or sale of the above-referenced securities in any state in which such offer, exchange, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Transactions Related to the Offer

In order to enable New Century TRS to deliver shares of the Company’s common stock to tendering note holders in the offer, New Century TRS entered into a purchase agreement with the Company pursuant to which New Century TRS has agreed to purchase, for cash, that number of shares of the Company’s common stock as is necessary for New Century TRS to satisfy its share delivery obligations under the offer. The purchase agreement also provides that New Century TRS will purchase, for cash, that number of shares of the Company’s common stock as is necessary for New Century TRS to satisfy its obligations under the indenture to issue shares of the Company’s common stock upon conversion of the notes. All such sales and purchases will be effected in an arm’s-length manner for the then-fair market value of such shares of the Company’s common stock. To the extent that such purchases cause New Century TRS to exceed the 9.8% restriction on beneficial ownership in value or in number of shares of the Company’s common stock contained in the Company’s charter, the board of directors of the Company has granted New Century TRS a waiver from such restriction.

In connection with the original issuance of the notes, New Century TRS entered into two agreements to simultaneously purchase a call option and sell a warrant on its common stock. The purpose of the option and warrant was to reduce the economic dilution of the conversion premium under the notes. The option granted to New Century TRS the right to purchase from an affiliate of Bear Stearns & Co. Inc., or Bear Stearns, one of the initial purchasers of the notes, at any time up to 6,034,675 shares of New Century TRS common stock at a strike price of $34.80 per share (subject to certain adjustments). The warrant granted to an affiliate of Bear Stearns the right to purchase from New Century TRS up to 6,034,668 shares of New Century TRS common stock for a limited period of time upon maturity of the notes at a price of $47.59 per share (subject to certain adjustments).

Like the notes, the option and warrant became exercisable for shares of the Company’s common stock, rather than New Century TRS common stock, as a result of the Merger. Concurrent with the completion of the offer, we expect that New Century TRS and the affiliate of Bear Stearns will terminate the option and warrant. We refer to this termination

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as the call spread settlement. Assuming all of the notes are tendered in the offer, New Century TRS expects to receive a yet to be determined amount from the affiliate of Bear Stearns in connection with the call spread settlement.

10. Interest Income

The following table presents the components of interest income for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest on mortgage loans held for sale	$112,382	$62,671	$270,445	$152,580
Interest on mortgage loans held for investment	148,308	22,299	325,117	38,194
Other interest income	40	18	73	77

	$260,730	$84,988	$595,635	$190,851

11. Interest Expense

The following table presents the components of interest expense for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest on credit facilities and other short-term borrowings	$41,013	$19,062	$90,699	$51,336
Interest on financing on mortgage loans held for investment	62,347	5,668	128,762	10,121
Interest on convertible notes	2,126	1,927	6,376	1,927
Other interest expense	1,956	1,277	4,875	1,850

	$107,442	$27,934	$230,712	$65,234

12. Hedging Activities

In connection with our strategy to mitigate interest rate risk on our residual assets, mortgage loans held for sale and mortgage loans held for investment, we use derivative financial instruments such as Euro Dollar futures and interest rate cap contracts. It is not our policy to use derivatives to speculate on interest rates. These derivative instruments have an active secondary market, and are intended to provide income and cash flow to offset potential reduced interest income and cash flow under certain interest rate environments, as well as to hedge the fair value of certain fixed-rate mortgage loans held for investment and certain mortgage loans held for sale. In accordance with SFAS 133, the derivative financial instruments and any related margin accounts are reported on the consolidated balance sheets at their fair value.

During 2003, we began using hedge accounting as defined by SFAS 133 for certain derivative financial instruments used to hedge cash flows related to our financing on mortgage loans held for investment. In June 2004, we began using hedge accounting for certain derivative financial instruments to hedge the fair value of certain of our mortgage loans held for investment and certain of our mortgage loans held for sale. We designate certain derivative financial instruments, Euro Dollar futures and interest rate cap contracts, as hedge instruments under SFAS 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented.

For derivative financial instruments designated as cash flow hedge instruments, we evaluate the effectiveness of these hedges against the interest payments related to our financing on mortgage loans held for investment being hedged to ensure that there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the cash flows as a result of changes in the benchmark interest rate, in our case LIBOR, of the interest payments related to our financing on mortgage loans held for investment (variable rate debt) being hedged, we use derivatives classified as cash flow hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income during the current period, and reclassified into earnings in the period(s) during which the hedged transaction affects earnings pursuant to SFAS 133. The ineffective portion and/or remaining gain or loss on the derivative instrument is recognized in earnings in the current period. The ineffective portion of these hedges resulted in a charge to earnings of approximately $705,000 and zero, respectively, for the three-month and nine-month

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periods ended September 30, 2004. There was no ineffective portion of these hedges during the three-month and nine-month periods ended September 30, 2003.

For derivative financial instruments designated as fair value hedge instruments, we evaluate the effectiveness of these hedges against the fair value of the asset being hedged to ensure that there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the fair value of the hedged assets as a result of changes in the benchmark interest rate, in our case LIBOR, we use derivatives classified as fair value hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying fair value hedges, changes in the fair value of the derivative instruments and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in current earnings pursuant to SFAS 133. The charge to earnings was approximately $2.5 million for the three-month and nine-month periods ended September 30, 2004 related to this hedge, which was substantially offset by an increase in the fair value of the hedged asset. There were no derivatives designated as fair value hedges during the three-month and nine-month periods ended September 30, 2003.

We document the relationships between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking various hedge transactions. This process includes linking derivatives to specific assets and liabilities on the consolidated balance sheet. We also assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.

When hedge accounting is discontinued because we determine that the derivative no longer qualifies as an effective hedge, the derivative will continue to be recorded on the balance sheet at its fair value. Any change in the fair value of a derivative no longer qualifying as an effective hedge is recognized in current period earnings. When a hedge is terminated, it is derecognized at the time of termination. For terminated hedges or hedges that no longer qualify as effective, the effective position previously recorded remains in other comprehensive income and continues to be amortized or accreted into earnings with the hedged item.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the period in which the changes occur.

As of September 30, 2004, we had open Euro Dollar futures contracts that are designated as hedging the variability in expected cash flows from the variable rate debt related to our financing on mortgage loans held for investment. The fair value of these contracts at September 30, 2004 was a $21.5 million liability and is included in accounts payable and accrued liabilities. The fair value of these contracts at September 30, 2003 was an $11.6 million liability, and is included in accounts payable and accrued liabilities.

Certain of our on-balance sheet securitizations are subject to interest rate cap contracts, or Caplets, designated and documented as cash flow hedges, used to mitigate interest rate risk. The change in the fair value of these interest rate cap contracts is recorded in other comprehensive income each period. Amounts are reclassified out of other comprehensive income as the hedged forecasted transactions impact earnings. For the three and nine months ended September 30, 2004, we recorded a charge to other comprehensive income of $2.2 million and $3.2 million, respectively, related to the change in fair value of these Caplets. The fair value of these caplets was $7.8 million at September 30, 2004, and is included in prepaid expenses and other assets.

The change in the fair value of Euro Dollar futures contracts, not designated and documented as hedges, used to mitigate interest rate risk in our residual assets and mortgage loans held for investment is recorded through earnings each period, and is included as a component of gain on sale. For the three months and nine months ended September 30, 2004, we recognized a loss of $606,000 and a gain of $431,000, respectively, and for the three months and nine months ended September 30, 2003, we recognized losses of $7.3 million and $14.0 million, respectively, related to the change in fair value of these contracts. The fair value of these contracts at September 30, 2004 was a $309,000 liability, and is included in accounts payable and accrued liabilities. The fair value of these contracts at September 30, 2003 was a $7.9 million liability, and is included in accounts payable and accrued liabilities.

Certain of our on-balance sheet securitizations are subject to interest rate cap contracts, not designated and documented as hedges, used to mitigate interest rate risk. The change in the fair value of these interest rate cap contracts is recorded through earnings each period, and is included as a component of interest expense. For the three and nine months ended September 30, 2004, we recognized interest expense of $382,000 and $720,000, respectively, related to the change in fair value of these cap contracts. The fair value of these cap contracts was $150,000 at September 30, 2004, and is included in prepaid expenses and other assets. The fair value of these cap contracts was immaterial at September 30, 2003.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic:
Net earnings available to common stockholders	$107,279	$64,878	$296,901	$171,432

Weighted average common shares outstanding	33,405	33,725	33,241	34,063
Earnings per share	$3.21	$1.92	$8.93	$5.03

Diluted:
Net earnings	$107,279	$64,878	$296,901	$171,432
Add: Interest and amortization of debt issuance costs on convertible notes and expense related to certain stock-based compensation arrangements, net of tax	1,297	—	3,804	—

Diluted net earnings	$108,576	$64,878	$300,705	$171,432

Weighted average number of common shares outstanding	33,405	33,725	33,241	34,063
Dilutive effect of convertible notes, stock options and warrants	10,282	3,335	9,954	3,364

	43,687	37,060	43,195	37,427

Earnings per share	$2.49	$1.75	$6.96	$4.58

For the three and nine months ended September 30, 2004, we have included the effect of approximately 6.0 million shares of our common stock related to the notes in our computation of diluted earnings per share. These shares are included because a conversion trigger event has occurred. The closing price of our common stock exceeded $38.28 for more than 20 of the last 30 trading days during the three months ended March 31, 2004. Consequently, the notes are now convertible. Diluted earnings have been adjusted to add the interest expense and amortization of debt issuance costs recorded related to the notes, net of the applicable income tax effect and the 6.0 million shares of our common stock into which the notes may be converted are included in diluted shares outstanding. In addition, the compensation expense recorded related our Directors’ Deferred Compensation Plan, net of applicable income tax effect, and the 1,200 shares of our common stock into which the outstanding stock units held by two of our non-management directors may be converted are included in diluted shares outstanding.

Prior to the three and nine months ended September 30, 2004, a warrant to purchase 6.0 million shares of our common stock was excluded from our computation of diluted earnings per share because it was anti-dilutive. For the three and nine months ended September 30, 2004, approximately 437,000 and 24,000 shares related to the warrant, respectively, were included in the calculation of diluted earnings per share because they were dilutive.

For the three months ended September 30, 2004, options to purchase 100,000 shares of our common stock are excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the nine months ended September 30, 2004, options to purchase 131,500 shares of our common stock are excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

For the three and nine months ended September 30, 2003, options to purchase 534,750 shares of our common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

14. Segment Reporting

The operating segments reported below are the segments for which separate financial information is available and for which revenues and operating income amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance. The accounting policies of the business segments are generally the same as those described in the summary of significant accounting policies, except as noted below.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The segment revenues and operating income amounts reported below include wholesale and retail operations, servicing and other income, and net interest income from our on-balance sheet securitizations. Estimated fair value of mortgage loans originated by our wholesale and retail divisions represents the amount of gain in excess of the segment’s basis in its loan production that would be generated if the mortgage loans were sold.

Certain amounts are not evaluated at the segment level and are included in the segment net operating income reconciliation below. The unallocated gain represents the difference between the segment’s fair value of mortgage loans originated as if they were sold and the actual gain recorded on loans sold by us.

Management does not identify assets to the segments and evaluates assets only at the consolidated level. As such, only operating results for the segments are included below (dollars in thousands):

	Three Months ended September 30, 2004	Three Months ended September 30, 2003	Nine Months ended September 30, 2004	Nine Months ended September 30, 2003
Funding Volume:
Wholesale	$8,980,919	8,014,896	27,762,167	17,576,146
Retail	1,022,505	623,912	2,933,480	1,555,130

	$10,003,424	8,638,808	30,695,647	19,131,276

Additions to Mortgage Loans Held for Investment	$4,165,116	1,502,872	7,622,892	2,708,887

Segment Revenues:
Wholesale	$250,740	244,944	826,928	583,543
Retail	61,208	53,144	171,493	131,532
Mortgage loans held for investment	148,308	22,299	325,117	38,194
Servicing & other	14,147	9,056	35,580	26,816
Interest income on mortgage loans held for sale and other net interest income	112,422	62,689	270,518	152,657
Elimination of allocated gain on sale and net deferred origination fees and expenses	(106,695)	(135,218)	(373,738)	(279,376)

Total revenues	$480,130	256,914	1,255,898	653,366

Segment Net Operating Income:
Wholesale	$112,712	139,578	421,112	320,112
Retail	10,947	13,342	30,569	28,553
Mortgage loans held for investment	60,192	8,518	133,605	12,274
Servicing & other	6,044	4,331	14,276	10,455
Net interest income on mortgage loans held for sale and other net interest income	67,327	40,423	168,568	97,544
Elimination of allocated gain on sale	(57,901)	(86,857)	(212,646)	(147,699)
Unallocated shared general and administrative expenses	(17,209)	(7,784)	(54,519)	(27,497)

Total net operating income	$182,112	111,551	500,965	293,742

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q represents an update to the more detailed and comprehensive disclosures included in the Annual Report on Form 10-K of New Century TRS, as amended and supplemented, for the year ended December 31, 2003. As such, a reading of the Annual Report on Form 10-K of New Century TRS, as amended and supplemented, is necessary to obtain an informed understanding of the information below.

New Century TRS Holdings, Inc. (formerly known as New Century Financial Corporation) (“New Century TRS”), a Delaware corporation, was incorporated on November 17, 1995. New Century Mortgage Corporation, a wholly-owned subsidiary of New Century TRS (“New Century Mortgage”), commenced operations in February 1996 and is a mortgage finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by first and second mortgages on single-family residences. NC Capital Corporation, a wholly-owned subsidiary of New Century Mortgage (“NC Capital”), was formed in December 1998 to conduct the secondary marketing activities of the Company (as defined below). New Century Credit Corporation (formerly known as Worth Funding Incorporated) (“New Century Credit”), a wholly-owned subsidiary of the Company, was acquired in March 2000 by New Century Mortgage. After the consummation of the Merger (defined below), the Company purchased New Century Credit from New Century Mortgage.

On April 5, 2004, New Century TRS’s board of directors approved a plan to change New Century TRS’s capital structure to enable it to qualify as a real estate investment trust, or REIT for U.S. federal income tax purposes. The decision to convert to a REIT was based on several factors, including the potential for increased stockholder returns, tax efficiency and ability to achieve growth objectives. On April 19, 2004, New Century TRS’s board of directors approved certain legal and financial matters related to the proposed REIT conversion.

On April 12, 2004, New Century TRS formed New Century Financial Corporation (formerly known as New Century REIT, Inc.) (the “Company”), a Maryland corporation. On September 15, 2004, New Century TRS’s stockholders approved and adopted the Agreement and Plan of Merger dated as of April 21, 2004 (the “Merger Agreement”), by and among New Century TRS, the Company and NC Merger Sub, Inc. (“Merger Sub”), a Delaware corporation formed by the Company for purposes of effecting the Merger, which implemented the restructuring of New Century TRS in order for it to qualify as a REIT.

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into New Century TRS, with New Century TRS as the surviving corporation, (ii) each outstanding share of New Century TRS’s common stock was converted into the right to receive one share of common stock, par value of $0.01 per share, of the Company, (iii) New Century TRS became a wholly-owned subsidiary of the Company and changed its name from New Century Financial Corporation to New Century TRS Holdings, Inc., and (iv) New Century REIT, Inc. changed its name to New Century Financial Corporation. The Merger was consummated and became effective on October 1, 2004, and was accounted for on an as if pooling basis. These condensed consolidated financial statements give retroactive effect to the Merger for the periods presented. Accordingly, under as if pooling of interests accounting, the assets and liabilities of New Century TRS transferred to the Company in connection with the Merger have been accounted for at historical amounts and as if New Century TRS were transferred to the Company as of the earliest date presented and the condensed consolidated financial statements of the Company prior to the Merger include the results of operations of New Century TRS. Stockholders’ equity amounts presented for years prior to the formation of the Company are those of New Century TRS, adjusted for the merger exchange rate.

As part of the REIT conversion transactions, on October 6, 2004, the Company consummated a public offering of 13,500,000 shares of its common stock at $58.00 per share for gross proceeds of approximately $783 million. Concurrent with the closing of the public offering, the Company sold 636,885 shares of its common stock in a private placement transaction to Friedman, Billings, Ramsey Group, Inc. for gross proceeds of approximately $35 million. The Company agreed to register for resale shares purchased by Friedman, Billings, Ramsey Group, Inc. in the private placement. The registration rights agreement requires that the Company file a registration statement 180 days after the closing of the private placement but no later than 210 days after such date. We intend to use the net proceeds of the public offering and the concurrent private placement for general working capital purposes, substantially all of which will be used to build a portfolio of self-originated mortgage loans and, if necessary to maintain our REIT status, to purchase mortgage-related assets from third parties.

On September 29, 2004, in contemplation of the Merger, New Century TRS requested that The Nasdaq Stock Market, Inc. suspend the listing of the shares of New Century TRS’s common stock on the Nasdaq National Market prior to the commencement of trading on October 1, 2004. Shares of the Company’s common stock, which were issued in exchange for then outstanding shares of New Century TRS’s common stock on a one-for-one basis in connection with the Merger, were approved for listing on the New York Stock Exchange, Inc. and commenced trading on October 1, 2004 under the ticker symbol “NEW.”

The Company

We are a REIT and one of the nation’s largest non-prime mortgage finance companies. We originate, purchase, retain, sell and service primarily first mortgage products to borrowers nationwide. We focus on lending to individuals whose borrowing needs are generally not fulfilled by traditional financial institutions because they do not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac. We originate and purchase loans on the basis of the borrower’s ability to repay the mortgage loan, the borrower’s historical pattern of debt repayment and the amount of equity in the borrower’s property, as measured by the borrower’s loan-to-value ratio, or LTV. We have been originating and purchasing subprime loans since 1996 and believe we have developed a comprehensive and sophisticated process of credit evaluation and risk-based pricing that allows us to effectively manage the potentially higher risks associated with this segment of the mortgage industry.

Our borrowers generally have considerable equity in the property securing the loan (as evidenced by the weighted average LTV of loans we originated in 2004 of 81.1%), but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. Our borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income, as well as individuals who prefer the prompt and personalized service we provide. We originate and purchase loans through wholesale and retail channels. Wholesale loans are originated or purchased from independent mortgage brokers by the wholesale division of one of our wholly-owned subsidiaries, New Century Mortgage. We do not purchase bulk pools of loans from third parties, although we do purchase closed loans on a flow basis from our correspondent lenders. Retail originations are made through New Century Mortgage’s network of branch offices and its centralized telemarketing unit. After originating or purchasing loans, we then sell those loans through whole loan sales or securitizations. We may structure securitizations as sales (off-balance sheet securitizations) or financings (on-balance sheet securitizations). Under the on-balance sheet securitization structure, we do not recognize a gain on sale at the time of the transaction, but rather recognize net interest income as payments are received on the underlying loans.

Changes in Our Business as a Result of the Merger

As a result of the recently completed Merger and the related public offering, we expect that over time a significant source of our revenue will be interest income generated from our portfolio of mortgage loans held by the Company and its qualified REIT subsidiaries. We also expect to generate revenue from the sale of loans, servicing income and loan origination fees, all of which we initially expect to be generated by the Company’s taxable REIT subsidiaries. We expect the primary components of our expenses to be interest expense on our warehouse lines and other borrowings and our securitizations, general and administrative expenses, and payroll and related expenses arising from our origination and servicing businesses.

We intend to continue to sell loans through the Company’s taxable REIT subsidiaries and generate gain on sale, or GOS, income, origination fees and servicing income through those subsidiaries. Subject to the limitations imposed by applicable REIT tax rules, we expect to retain some or all of the after-tax earnings of the taxable REIT subsidiaries in such subsidiaries, enabling us to increase our capital and provide for future growth.

As a result of the Merger and the related transactions, we have made and will continue to make certain changes to our business operations, some of which are described below:

Loan origination, acquisition and servicing. We will continue to originate, underwrite, process, fund and service a majority of loans through one or more of our taxable REIT subsidiaries, including New Century Mortgage, in accordance with our existing policies, procedures and underwriting guidelines. In addition, we expect to be able to originate mortgage loans in a majority of states through us or one or more of our qualified REIT subsidiaries, including New Century Credit, which we purchased from New Century Mortgage after the Merger. Over time, we expect that we and/or one or more of our qualified REIT subsidiaries will become authorized to originate mortgage loans in the remaining states in which we or they are not currently authorized.

Loan sales. Prior to the recently completed Merger, New Century TRS sold most of its loans through whole loan sales or securitizations through NC Capital. We now intend to conduct non-real estate mortgage investment conduit, or REMIC, collateralized mortgage obligation, or CMO, securitization activities in one or more of our qualified REIT subsidiaries, such as New Century Mortgage Securities LLC, or NCMS. Non-REMIC CMOs are treated as debt for both generally accepted accounting principles and tax purposes, thereby resulting in no GOS being recognized for either generally accepted accounting principles or income tax purposes. The non-GOS treatment creates portfolio earnings for both financial reporting pursuant to generally accepted accounting principles and tax purposes. We have and will continue to purchase loans from New Century TRS or one or more of our other taxable REIT subsidiaries in arm’s-length transactions at fair market value in order to enable us to meet the asset and income tests applicable to REITs. We will determine fair market value based on prevailing market prices for similar whole loan sale and securitization transactions executed with unaffiliated third parties.

Short-term financing. In connection with our conversion to a REIT, we and our qualified REIT subsidiaries have structured some of our existing financing facilities to allow our qualified REIT subsidiaries and our taxable REIT subsidiaries to share the facilities as co-borrowers. In addition, we expect to add new short-term financing facilities to originate loans. To the extent retained by us, ultimately, these loans will be financed through longer-term securitizations.

Long-term financing. We expect to continue financing our loan portfolio for the long-term through securitizations. If we or one of our qualified REIT subsidiaries were to securitize mortgage assets on a regular basis (other than through the issuance of non-REMIC CMOs), there is a substantial risk that the securities could be “dealer property” and that all of the profits from such sales would be subject to tax at the rate of 100% as income from prohibited transactions. We expect to securitize such mortgage assets through the issuance of non-REMIC CMOs, whereby we retain the equity interests in the mortgage-backed assets used as collateral in the securitization transaction.

Hedging. We currently use various derivative financial instruments to attempt to mitigate interest rate risks. When interest rates change, we expect the gain or loss on derivatives to be substantially offset by a related but inverse change in the value of the assets that we hold or the amount of future interest payments on the related liabilities. We expect to continue this hedging strategy; however, REIT qualification tests will limit the amount of income we can receive from financial derivatives in the Company. As a result, we may be required to conduct some hedging activities through one or more of our taxable REIT subsidiaries, which will subject the related hedging income to corporate income tax and, in some circumstances, may impair our ability to mitigate interest rate risk.

Overview

Our origination business relies on our ability to originate and purchase mortgage loans at a reasonable cost and to sell a portion of those loans in the secondary mortgage market at prices that result in an attractive operating margin. We measure our operating margin as the sum of the price we receive for our loans, plus the net interest we earn for the period of time we hold the loans, less the cost to originate the loans. For the past several years we have executed a secondary marketing strategy that included a combination of both whole loan sales and securitizations of our loans.

Loan origination volumes in our industry have historically fluctuated from year to year and are affected by such external factors as home values, the level of consumer debt and the overall condition of the economy. In addition, the premiums we receive from the secondary market for our loans have also fluctuated, are also influenced by the overall condition of the economy and, more importantly, the interest rate environment. As a consequence, the business of originating and selling loans is cyclical.

Until 2003, we typically structured our securitizations as sales for financial reporting purposes, and the gain on sale from loans sold through securitization was a significant percentage of our revenues. During 2003, we shifted our strategy to address the cyclical nature of our earnings with the goal of generating a more stable long-term earnings stream. Our principal strategy to achieve this goal is to hold loans on our balance sheet. Because our financing facilities are short-term in nature and generally do not allow loans to be financed through the facility for longer than 180 days, a securitization structure offers the most attractive means to finance loans on our balance sheet. Consequently, during 2003 we began to structure our securitizations as financings rather than sales. To support the goal of matching the timing of cash flows with the recognition of earnings on our loans, we make an initial cash investment so that the securitization trusts begin to return cash flow to us beginning in the first month following securitization. Therefore, we require cash and capital to make an initial investment, as well as to support the loans on our balance sheet. During 2003 and the first nine months of 2004, we sold between 75% to 80% of our loans through whole loan sales, providing the cash and capital to support the remainder that we added to our balance sheet. Our goal is to continue to add mortgage loans to our balance sheet in order to reduce the reliance on the origination and sale of loans for earnings and cash flows. While we expect to continue to grow our balance sheet, a significant portion of our net income will still come from our origination franchise.

The operating margin of our origination franchise has three components: (i) gain on sale of loans; (ii) net interest income; and (iii) loan origination or acquisition costs. We use the operating margin as our principal metric to measure the value of our origination franchise.

Gain on Sale of Loans

Gain on sale of loans is affected by the condition of the secondary market for our loans. This market was very strong through 2003 as interest rates were generally declining. In the past few quarters, as interest rates began to rise, the underlying factors that affect secondary market pricing remained somewhat stable, although as short term rates rose faster than long-term rates (a flatter yield curve), the prices we receive for our loans began to decline relative to historic levels. Further, we and other lenders did not necessarily raise the interest rates we charge our borrowers consistent with increases in the overall interest rate environment, further reducing pricing and overall gain on sale margins in 2004 compared to 2003.

Net Interest Income on Mortgage Loans Held for Sale

We typically hold our mortgage loans held for sale for a period of 30 to 45 days before they are sold in the secondary market. During that time, we earn the coupon rate of interest paid by the borrower and we pay interest to the lenders that provide our financing facilities. During 2003, the difference between these interest rates was typically in excess of 5%. More recently, the margin has decreased below that level as short-term rates have increased more than our average coupon rates have. We manage the timing of our sales to optimize the net interest income we earn on the loans, while preserving the ability to sell the loans at the maximum price.

Loan Origination or Acquisition Costs

We also measure and monitor the cost to originate our loans. Such costs include the points and fees we may pay to brokers or correspondents, net of fees we receive from borrowers, plus our operating expenses associated with the origination business. We typically refer to this as our loan acquisition costs. From 2001 to 2003, our loan acquisition costs were steadily decreasing as a result of growth and technology initiatives. During 2004, our loan acquisition costs remained relatively stable as we have invested in new technology and other initiatives that we expect will result in lower loan acquisition costs in 2005 and beyond. We will continue to focus on reducing our loan acquisition costs so that we can maintain a strong operating margin in periods when the secondary market for our loans is not as favorable. We expect loan acquisition costs to be approximately 2.25% for the fourth quarter. Loan acquisition cost is defined as the fees paid to wholesale brokers and correspondents, direct loan origination costs, including commissions and corporate overhead costs, less points and fees received from borrowers, divided by total production volume. Loan acquisition costs do not include profit-based compensation, servicing division overhead, parent company expenses and start-up expenses.

Loan Originations and Purchases

As of September 30, 2004, our wholesale and retail divisions operated through 27 regional operating centers. Our wholesale division originated or purchased $27.8 billion in loans during the nine months ended September 30, 2004. As of September 30, 2004, our retail division originated loans through 74 sales offices, including our centralized telemarketing unit. Our retail division originated or purchased $2.9 billion in loans during the nine months ended September 30, 2004.

During the nine months ended September 30, 2004, approximately $16.5 billion, or 53.6%, of our mortgage production consisted of cash-out refinancings, where the borrowers refinanced their existing mortgages and received cash representing a portion of the equity in their homes. For the same period, approximately $10.7 billion, or 34.8% of our mortgage production was represented by home purchase finance loans. The remainder of our mortgage production was represented by transactions in which borrowers refinance their existing mortgages to obtain a better interest rate or loan maturity, or rate and term refinance transactions. For the nine months ended September 30, 2003, total originations consisted of $12.1 billion, or 63.4%, of cash-out refinancings, $4.5 billion, or 23.4%, of home purchase financing, and $2.5 billion, or 13.2%, of rate and term refinancings. Market and economic conditions, as well as our focus on increasing our home purchase business have resulted in the shift in mix between home purchase and cash-out refinancings. We believe that our current rate of business is sustainable and that our origination strategies and initiatives are consistent with that belief. If we are successful in maintaining this mix, we believe our exposure to interest rate cyclicality will be reduced.

We have experienced considerable growth of our interest only product. During the nine months ended September 30, 2004, originations of interest only loans totaled $5.7 billion, or 18.6%, of total originations. Interest only originations during the nine months ended September 30, 2003 totaled $353.0 million, or 1.8%, of total originations during the period. We believe our strict underwriting guidelines and the stronger credit characteristics of these loans mitigate the perceived higher risk associated with these loans.

For the nine months ended September 30, 2004, full documentation loans as a percentage of originations totaled $15.9 billion, or 51.7%, limited documentation loans totaled $1.4 billion, or 4.7%, and stated documentation loans totaled $13.4 billion, or 43.6%. Full documentation loans generally require applicants to submit two written forms of verification of stable income for at least 12 months. Limited documentation loans generally require applicants to submit 12 consecutive monthly bank statements on their individual bank accounts. Stated income documentation loans are based upon stated monthly income if the applicant meets certain criteria. For the nine months ended September 30, 2003, full documentation loans as a percentage of total originations totaled $11.3 billion, or 59.1%, limited documentation loans totaled $921.7 million, or 4.8%, and stated documentation loans totaled $6.9 billion, or 36.1%. Product mix is generally determined by economic and market conditions, including product introductions and offerings by competitors. As these factors change, product mix, including required documentation, fluctuates as well. Our rigorous underwriting standards and quality assurance programs are designed to insure that loan quality is consistent and meets our guidelines, even as the documentation type mix varies.

The following table sets forth selected information relating to loan originations and purchases during the periods shown (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Wholesale originations	$8,980,919	$8,014,896	$27,762,167	$17,576,146
Retail originations	1,022,505	623,912	2,933,480	1,555,130

Total originations	10,003,424	8,638,808	30,695,647	19,131,276
Fixed-rate mortgages	1,900,910	3,441,039	8,560,522	6,058,418
Adjustable-rate mortgages:
Traditional	5,905,870	5,041,173	16,440,678	12,719,864
Interest Only	2,196,644	156,596	5,694,447	352,994

Total originations	10,003,424	8,638,808	30,695,647	19,131,276
Purchases	3,968,950	2,282,785	10,672,303	4,482,946
Refinances:
Cash-out refinances	5,627,128	5,493,570	16,452,586	12,129,888
Rate/term refinances	407,346	862,453	3,570,758	2,518,442

Total originations	10,003,424	8,638,808	30,695,647	19,131,276
Full documentation	4,929,039	5,233,408	15,876,137	11,296,245
Limited documentation	470,544	361,946	1,448,757	921,719
Stated documentation	4,603,841	3,043,454	13,370,753	6,913,312

Total originations	10,003,424	8,638,808	30,695,647	19,131,276
Average principal balance of loans originated	$172	$176	$172	$166
Weighted average FICO score of loans originated	627	626	628	611
Percent of loans secured by first mortgages	95.4%	98.9%	96.1%	98.7%
Weighted average loan-to-value ratio(1)	81.1%	80.1%	81.1%	79.9%
Weighted average interest rates:
Fixed-rate mortgages	8.0%	6.8%	7.2%	7.3%
Adjustable-rate mortgages—initial rate	7.1%	7.2%	6.9%	7.4%
Adjustable-rate mortgages—margin over index	5.5%	5.7%	5.5%	5.8%
Total originations	7.3%	7.1%	7.0%	7.4%
Percentage of loans originated in top two credit grades	84.9%	85.4%	85.6%	80.3%
Percentage of loans originations in bottom two credit grades	3.6%	2.6%	3.2%	3.1%

(1)	Weighted average loan-to-value ratio is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.

Loan Sales and Securitizations

One of our significant sources of revenue is the recognition of gain on sale of our loans through whole loan sales and, until 2003, off-balance sheet securitizations. In a whole loan sale, we recognize and receive a cash gain upon sale. In an off-balance sheet securitization transaction structured as a sale for financial reporting purposes, we typically recognize a gain on sale at the time the loans are sold, and receive cash flows over the actual life of the loans. The use of a net interest margin transaction, or NIMS, concurrent with or shortly after an off-balance sheet securitization transaction allows us to receive a substantial portion of the gain in cash at the closing of the NIMS transaction, rather than over the actual life of the loans.

Since the first quarter of 2003, we have structured most of our securitizations as financings rather than sales. Such structures do not result in gain on sale at the time of the transaction, but rather yield interest income as the payments on the underlying mortgages are received. Off-balance sheet securitizations executed in 2004 relate to our investment in Carrington Mortgage Credit Fund I, LP described below. The following table sets forth secondary marketing transactions for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Premium whole loan sales	$7,972,016	$4,854,522	$21,685,162	$13,782,787
Off-balance sheet securitizations	297,653	—	634,801	—

Total premium sales	8,269,669	4,854,522	22,319,963	13,782,787
Discounted whole loan sales	53,522	83,420	144,197	191,496

Total sales	8,323,191	4,937,942	22,464,160	13,974,283
On-balance sheet securitizations	4,165,116	1,502,872	7,622,892	2,708,887

Total secondary market transactions	$12,488,307	$6,440,814	$30,087,052	$16,683,170

On-Balance Sheet Securitizations

During the three and nine months ended September 30, 2004, we completed two securitizations totaling $4.2 billion and four securitizations totaling $7.6 billion, respectively, which were structured as on-balance sheet securitizations for accounting purposes under SFAS No. 140. The “portfolio-based” accounting treatment for securitizations structured as financings and recorded on-balance sheet is designed to more closely match the recognition of income with the receipt of cash payments. Because we do not record gain on sale revenue in the period in which the on-balance sheet securitization occurs, the use of such portfolio-based accounting structures will result in lower income in the period in which the securitization occurs than would a traditional off-balance sheet securitization. However, the recognition of income as interest payments are received on the underlying mortgage loans is expected to result in higher income recognition in future periods than would an off-balance sheet securitization. During the nine months ended September 30, 2003, we completed three on-balance sheet securitizations totaling $2.7 billion. The increase in on-balance sheet securitizations in 2004 is the result of higher overall loan production volume coupled with our intent to retain approximately 20 to 30% of our volume.

Off-Balance Sheet Securitizations

During the nine months ended September 30, 2004 we completed two off-balance sheet transactions totaling $634.8 million, related to our investment in Carrington Mortgage Credit Fund I, LP (“Carrington”). During the nine months ended September 30, 2003, we did not complete any off-balance sheet securitization transactions.

In the first quarter of 2004, we invested $2 million in Carrington Capital Management, LLC (the “LLC”) and $25 million in Carrington, which is sponsored by the LLC. Carrington acquires individual and pooled single-family residential sub-prime loans and securitizes them in transactions structured as sales. Carrington then sells certain securities to the mortgage-backed securities market and retains other securities for investment. Carrington may acquire additional assets (including regular and residual interests, whole loans, participation certificates, grantor trust and trust certificates, warehousing and servicing interests) in either the primary or secondary markets. We are currently the majority investor in Carrington, requiring us to consolidate Carrington’s results in our financial statements for financial reporting purposes. However, we anticipate that Carrington will raise additional capital over the next two quarters. When we are no longer the owner of a majority of the limited partnership interests of Carrington, we expect that we will no longer be required to consolidate Carrington’s results in our financial statements.

One year following our investment, we may redeem our interest in Carrington on a quarterly basis. In addition, within one year of our initial investment in Carrington, the general partner (“GP”) of the LLC is required to purchase not less than 3 loan pools from us at current market rates on behalf of Carrington, totaling not less than $750 million. We own 35% of the LLC and are entitled to 35% of the net earnings paid as a dividend annually for a total of 8 years. The GP will be entitled to an annual management fee of 1.5% as well as an incentive fee of 20% of annual net profits over a 7% preferred return. We will exchange our Class A (voting) interest in 5 years for the return of our capital and a contractually designated rate of return for Class B (non-voting) interests, which are callable at the end of year 8 for $1.00. The GP intends to register as an Investment Advisor and a Broker/Dealer. These investments are consolidated with our financial statements for financial reporting purposes. For the nine months ending September 30, 2004, Carrington executed two securitization transactions structured as a sale rather than financings, resulting in the addition of residual interests totaling $55.0 million, net of cash flows and accretion. We recognized a gain of $23.9 million related to the securitization of the loans.

At the closing of an off-balance sheet securitization, we add to our balance sheet the residual interest retained based on our calculation of the present value of estimated future cash flows to be received by us. The residual interest we record consists of the overcollateralization, or OC, account and the net interest receivable, or NIR. Combined, these are referred to as the residual interests.

On a quarterly basis, we review the underlying assumptions to value each residual interest and adjust the carrying value of the securities based on actual experience and industry trends. To determine the residual asset value, we project cash flow for each security. To project cash flow, we use base assumptions for the constant prepayment rate, or CPR, and losses for each product type based on historical performance. We updated each security to reflect actual performance to date and we adjust base assumptions for CPR and losses based on historical experience to project performance of the security from that date forward. We then use the London Interbank Offered Rate, or LIBOR, forward curve to project future interest rates and compute cash flow projections for each security. We then discount the projected cash flows at a rate commensurate with the risk involved. At September 30, 2004, for securitizations executed prior to 2004, we used discount rates of 12% for residual interests and 14% for residual interests through NIMS transactions. For the securitizations completed during 2004, we utilize a discount rate of 14.5% on the estimated cash flows.

During the quarter ended September 30, 2004, as a result of our quarterly evaluation of the residual interests, we recorded a $409,000 increase in the fair value of the residual assets. This fair value adjustment represents the change in the estimated present value of future cash flows from the residual interests.

Discounted Loan Sales

For the quarter ended September 30, 2004, we sold $53.5 million in loans that had been repurchased from or rejected by whole loan investors, compared to $83.4 million in loans for the same period in 2003. Discounted sales as a percentage of whole loans sales declined to 0.67% for the quarter ended September 30, 2004 from 1.7% for the quarter ended September 30, 2003, as a result of lower repurchase rates in 2004. The total loss on these sales was 2.28% of the balance of the loans for the three months ended September 30, 2004, a decline of 48.5% compared to 4.43% for the three months ended September 30, 2003. The loss decreased primarily as a result of a stronger and more active secondary market for these types of loans in 2004 as well as the characteristics of the mortgage loans being sold.

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Certain accounting policies require us to make significant estimates and assumptions that may have a material impact on certain assets and liabilities or our results of operations, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors which we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities and our results of operations.

We believe the following are critical accounting policies that require the most significant estimates and assumptions that are subject to significant change in the preparation of our consolidated financial statements. These estimates and assumptions include, but are not limited to, the interest rate environment, the economic environment, secondary market conditions, and the performance of the loans underlying our residual assets and mortgage loans held for investment.

Allowance for Losses on Mortgage Loans Held for Investment

For our mortgage loans held for investment, we establish an allowance for loan losses based on our estimate of losses inherent and probable as of our balance sheet date. We charge off uncollectible loans at the time of liquidation. We evaluate the adequacy of this allowance each quarter, giving consideration to factors such as the current performance of the loans, credit characteristics of the portfolio, the value of the underlying collateral, and the general economic environment. In order to estimate an appropriate allowance for losses on loans held for investment, we estimate losses using “static pooling,” which stratifies the loans held for investment into separately identified vintage pools. Using historic experience and taking into consideration the factors above, we estimate an allowance for credit losses, which we believe is adequate for known and inherent losses in the portfolio of mortgage loans held for investment. Provision for losses is charged to our consolidated statement of operations. Losses incurred on mortgage loans held for investment are charged to the allowance.

The allowance for losses on mortgage loans held for investment as a percentage of mortgage loans held for investment as of September 30, 2004 was approximately 0.8% of the unpaid principal balance of the loans.

Residual Interests in Securitizations

Residual interests in securitizations are recorded as a result of the sale of loans through securitizations that we structure as sales rather than financings, referred to as “off-balance sheet securitizations.” We may also sell residual interests in securitizations through NIMS.

We generally structure loan securitizations as follows: First, we sell a portfolio of mortgage loans to a special purpose entity, or SPE, that has been established for the limited purpose of buying and reselling mortgage loans. The SPE then transfers the same mortgage loans to a Real Estate Mortgage Investment Conduit or Owner Trust (the “REMIC” or “Trust”), which is a qualifying special purpose entity, or QSPE as defined under Statement of Financial Accounting Standards No. 140 (“SFAS 140”). The Trust, in turn, issues interest-bearing asset-backed securities (the “Certificates”) generally in an amount equal to the aggregate principal balance of the mortgage loans. The Certificates are typically sold at face value and without recourse except that we provide representations and warranties customary to the mortgage banking industry to the Trust. One or more investors purchase the Certificates for cash. The Trust uses the cash proceeds to pay us the cash portion of the purchase price for the mortgage loans. The Trust also issues a certificate to us representing a residual interest in the payments on the securitized loans. In addition, we may provide a credit enhancement for the benefit of the investors in the form of additional collateral (“Over-collateralization Account” or “OC Account”) held by the Trust. The servicing agreements typically require that the OC Account be maintained at certain levels.

At the closing of each off-balance sheet securitization, we remove from our consolidated balance sheet the mortgage loans held for sale and add to our consolidated balance sheet (i) the cash received, (ii) the estimated fair value of the interest in the mortgage loans retained from the securitizations (“Residuals”), which consist of (a) the OC Account and (b) the NIR, and (iii) the estimated fair value of the servicing asset. The NIR represents the discounted estimated cash flows that we will receive in the future. The excess of the cash received and the assets retained over the carrying value of the loans sold, less transaction costs, equals the net gain on sale of mortgage loans recorded by us.

The NIMS are generally structured as follows: First, we sell or contribute the Residuals to a SPE that has been established for the limited purpose of receiving and selling asset-backed residual interests-in-securitization certificates. Next, the SPE transfers the Residuals to the Trust and the Trust, which is a QSPE as defined under SFAS 140, in turn issues interest-bearing asset-backed securities (the “Bonds and Certificates”). We sell the Residuals without recourse except that we provide representations and warranties to the Trust customary within the mortgage banking industry. One or more investors purchase the Bonds and Certificates, and the proceeds from the sale of the Bonds and Certificates, along with a residual interest certificate that is subordinate to the Bonds and Certificates, represent the consideration received by us for the sale of the Residuals.

At closing of each NIMS transaction, we remove from our consolidated balance sheet the carrying value of the

Residuals sold and add to our consolidated balance sheet (i) the cash received and (ii) the estimated fair value of the portion of the Residuals retained, which consists of the NIR. The excess of the cash received and assets retained over the carrying value of the Residuals sold, less transaction costs, equals the net gain or loss on the sale of Residuals recorded by us.

We allocate our basis in the mortgage loans and Residuals between the portion of the mortgage loans and Residuals sold through the Certificates and the portion retained (the Residuals and servicing assets) based on the relative fair values of those portions on the date of sale. We may recognize gains or losses attributable to the changes in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as “held-for-trading” securities. We are not aware of an active market for the purchase or sale of Residuals and, accordingly, we determine the estimated fair value of the Residuals by discounting the expected cash flows released from the OC Account (the cash-out method) using a discount rate commensurate with the risks involved. For securitizations executed prior to 2004, we utilize a discount rate of 12.0% on the estimated cash flows released from the OC Account to value the Residuals through securitization transactions and 14.0% on the estimated cash flows released from the Trust to value Residuals through NIMS transactions. For the securitizations completed during 2004 (the Carrington transaction described above), we utilize a discount rate of 14.5% on the estimated cash flows.

We are entitled to the cash flows from the Residuals that represent collections on the mortgage loans in excess of the amounts required to pay the Certificates’ principal and interest, the servicing fees and certain other fees, such as trustee and custodial fees. At the end of each collection period, the aggregate cash collections from the mortgage loans are allocated first to the base servicing fees and certain other fees, such as trustee and custodial fees, for the period, then to the Certificate holders for interest at the pass-through rate on the Certificates plus principal as defined in the servicing agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the OC Account. If the cash collected during the period exceeds the amount necessary for the above allocation, and there is no shortfall in the related OC Account, the excess is released to us. If the OC Account balance is not at the required credit enhancement level, the excess cash collected is retained in the OC Account until the specified level is achieved. We are restricted from using the cash and collateral in the OC Account. Pursuant to certain servicing agreements, we may use cash held in the OC Account to make accelerated principal paydowns on the Certificates to create additional excess collateral in the OC Account. The specified credit enhancement levels are defined in our servicing agreements as the OC Account balance expressed generally as a percentage of the current collateral principal balance. For NIMS transactions, we receive cash flows once the holders of the Bonds and Certificates created in the NIMS transaction are fully paid.

The Annual Percentage Rate, or APR, on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset. In determining the value of the Residuals, we estimate the future rates of prepayments, prepayment penalties that we will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. We estimate average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.60% to 4.08% for adjustable-rate securities and 2.03% to 5.18% for fixed-rate securities. These estimates are based on historical loss data for the loans, the specific characteristics of the loans, and the existence of mortgage insurance. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.89% at September 30, 2004. We estimate prepayments by evaluating historical prepayment performance of our loans and the impact of current trends. We use a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). These prepayment curve and default estimates have resulted in weighted average lives of between 2.41 to 2.64 years for our adjustable-rate securities and 2.38 to 6.15 years for our fixed-rate securities.

During the nine months ended September 30, 2004, the Residuals provided $43.4 million, net, in cash flow to us. We perform an evaluation of the Residuals quarterly, taking into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. For the quarter ended September 30, 2004, we updated the models for actual performance and change in interest rates and made some slight adjustments to prepayment and loss assumptions, resulting in a $409,000 upward fair value adjustment for the quarter.

The Bond and Certificate holders and their securitization trusts have no recourse to us for failure of mortgage loan borrowers to pay when due. Our Residuals are subordinate to the Bonds and Certificates until the Bond and Certificate holders are fully paid.

Allowance for Repurchase Losses

The allowance for repurchase losses on loans sold relates to expenses incurred due to the potential repurchase of loans or indemnification of losses based on alleged violations of representations and warranties which are customary to the mortgage banking industry. Generally, repurchases are required within 90 days from the date the loans are sold. Occasionally, we may repurchase loans after 90 days have elapsed. Provisions for losses are charged to gain on sale of loans and credited to the allowance while actual losses are charged to the allowance. As of September 30, 2004 and December 31, 2003, approximately $8.4 billion and $6.8 billion, respectively, are subject to repurchase, representing loans sold during the third quarter of 2004 and the fourth quarter of 2003.

Gain on Sale of Loans

We recognize gains or losses resulting from sales or securitizations of mortgage loans at the date of settlement based on the difference between the selling price for sales or securitizations and the carrying value of the related loans sold. Such gains and losses may be increased or decreased by the amount of any servicing-released premiums received. We defer recognition of non-refundable fees and direct costs associated with the origination of mortgage loans until the loans are sold.

We account for loan sales and securitizations as sales when we surrender control of the loans, to the extent that we receive consideration other than beneficial interests in the loans transferred in the exchange. Liabilities and derivatives incurred or obtained by the transfer of loans are required to be measured at fair value, if practicable. Also, we measure servicing assets and other retained interests in the loans by allocating the previous carrying value between the loans sold and the interest retained, if any, based on their relative fair values at the date of transfer.

Income Taxes

Since the closing of the Merger, we have operated so as to qualify as a REIT under the requirements of the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of our stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders of which 85% must be distributed within the taxable year in order to avoid the imposition of an excise tax. The remaining balance may extend until timely filing of our tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income. If in any tax year the Company should not qualify as a REIT, we would be taxed as a corporation and distributions to stockholders would not be deductible in computing taxable income. If the Company were to fail to qualify as a REIT in any tax year, we would not be permitted to qualify for that year and the succeeding four years.

For the period prior to the Merger, we will file a consolidated federal income and combined state franchise tax returns. Subsequent to the Merger, New Century TRS and our other taxable REIT subsidiaries will file a consolidated federal income and combined state franchise tax returns. We utilize the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date. As and when taxing authorities review our tax filings, differences may arise. The impact of such reviews will be recorded when probable and estimable.

In determining the possible realization of deferred tax assets, we consider future taxable income from the following sources: (a) the reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which net operating losses might otherwise expire.

Derivative Instruments Designated as Hedges

During the three months ended September 30, 2004, we accounted for certain Euro Dollar futures and interest rate cap contracts designated and documented as hedges pursuant to the requirements of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Pursuant to SFAS 133 these contracts have been designated as hedging the exposure to variability of cash flows from our financing on mortgage loans held for investment attributable to changes in interest rates. Hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported in other comprehensive income and the ineffective portion be reported in current earnings. Additionally, in June 2004, certain Euro Dollar futures contracts were designated as hedges of the fair values of certain fixed-rate mortgage loans held for investment and certain mortgage loans held for sale, pursuant to SFAS 133. Hedge accounting requires that for a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk be reported in current earnings.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Revenues
Gain on sale of loans	42.4%	63.7%	49.4%	66.7%
Interest income:
Interest on mortgage loans held for sale	23.4	24.4	21.5	23.4
Interest on mortgage loans held for investment	30.9	8.7	25.9	5.8
Other interest income	0.0	0.0	0.0	0.0
Residual interest income	1.9	2.3	1.5	2.8
Servicing income	1.4	0.9	1.7	1.3

Total revenues	100.0	100.0	100.0	100.0
Expenses
Personnel	20.6	28.2	23.0	26.4
Interest expense:
Interest on credit facilities and other short-term borrowings	8.6	7.4	7.2	7.9
Interest on financing on mortgage loans held for investment	13.0	2.2	10.3	1.5
Interest on convertible notes	0.5	0.7	0.5	0.3
Other interest expense	0.4	0.5	0.4	0.3
General and administrative	9.6	9.1	9.5	11.2
Provision for loan losses on mortgage loans held for investment	5.4	3.2	5.0	2.4
Advertising and promotion	2.5	2.6	2.6	2.9
Professional services	1.5	2.7	1.6	2.1

Total expenses	62.1	56.6	60.1	55.0

Earnings before income taxes	37.9	43.4	39.9	45.0
Income taxes	15.6	18.2	16.3	18.7

Net earnings	22.3%	25.2%	23.6%	26.3%

As our portfolio of on-balance sheet securitizations increases, a greater percentage of our revenues are derived from interest income. The increase in interest expense and provision for loan losses are also reflective of the growth of the on-balance sheet securitization portfolio.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Originations and Purchases

We originated and purchased $30.7 billion in loans for the nine months ended September 30, 2004, compared to $19.1 billion for the nine months ended September 30, 2003. Wholesale loan originations and purchases were $27.8 billion, representing 90.4% of total originations and purchases for the nine months ended September 30, 2004. Retail loan originations and purchases were $2.9 billion, representing 9.6% of total originations and purchases for the nine months ended September 30, 2004. For the same period in 2003, wholesale and retail originations and purchases totaled $17.6 billion and $1.6 billion, respectively, representing 91.9% and 8.1% of total originations and purchases for that period. The increase in originations in 2004 is primarily the result of incremental volume generated by our growth strategies, as well as our strategy to price competitively within our market in the face of a rising interest rate environment. This strategy resulted in the origination of an incremental volume of mortgage loans with higher FICO scores and a greater percentage of fixed rate product than our historical core business, particularly during the second quarter of 2004. In addition, we have continued our previously announced initiative to expand geographically, and are receiving additional contributions from operating centers opened during 2003. The increase in the percentage of total business originated by our retail franchise is consistent with our initiative to expand our presence in the retail market. During the nine months ended September 30, 2004, originations of interest only loans totaled $5.7 billion, or 18.6% of total originations. Our wholesale division originated $5.5 billion, or 96.5% of total interest only loans originated during this period. Interest only originations during the nine months ended September 30, 2003 totaled $353.0 million, or 1.8% of total originations during the period. The following table sets forth selected information relating to loan originations and purchases during the periods shown (dollars in thousands):

	For the Nine Months Ended September 30, 2004			For the Nine Months Ended September 30, 2003
	Wholesale Division	Retail Division	Total	Wholesale Division	Retail Division	Total
Fixed-rate mortgages	$7,302,190	$1,258,332	$8,560,522	$5,536,407	$522,011	$6,058,418
Adjustable-rate mortgages:
Traditional	14,965,144	1,475,534	16,440,678	11,692,948	1,026,916	12,719,864
Interest Only	5,494,833	199,614	5,694,447	346,791	6,203	352,994

Total originations	27,762,167	2,933,480	30,695,647	17,576,146	1,555,130	19,131,276
Purchases	10,535,681	136,622	10,672,303	4,444,981	37,965	4,482,946
Refinances:
Cash-out refinances	16,070,340	382,246	16,452,586	10,855,717	1,274,171	12,129,888
Rate/term refinances	1,156,146	2,414,612	3,570,758	2,275,448	242,994	2,518,442

Total originations	27,762,167	2,933,480	30,695,647	17,576,146	1,555,130	19,131,276
Full documentation	13,683,951	2,192,187	15,876,138	10,109,381	1,186,864	11,296,245
Limited documentation	1,294,633	154,124	1,448,757	834,177	87,542	921,719
Stated documentation	12,783,583	587,169	13,370,752	6,632,588	280,724	6,913,312

Total originations	27,762,167	2,933,480	30,695,647	17,576,146	1,555,130	19,131,276
Average principal balance of loans originated	$176	$141	$172	$172	$121	$166
Weighted average FICO score of loans originated	630	607	628	613	589	611
Weighted average loan-to-value ratio	81.4%	78.1%	81.1%	80.0%	77.9%	79.9%
Weighted average interest rates:
Fixed-rate mortgages	7.3%	6.8%	7.2%	7.2%	8.0%	7.3%
Adjustable-rate mortgages—initial rate	6.9%	6.9%	6.9%	7.4%	7.9%	7.4%
Adjustable-rate mortgages—margin over index	5.5%	5.6%	5.5%	5.7%	6.4%	5.8%
Total originations	7.0%	6.9%	7.0%	7.3%	8.0%	7.4%

(1)	Weighted average loan-to-value ratio is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.

Traditionally, the subprime mortgage market has focused on home purchases and cash-out refinancings, rather than interest rate driven refinancings, which have caused this market segment to be less interest rate sensitive, and therefore less volatile, than the prime mortgage market.

Loan Sales and Mortgage Loans Held for Investment

Loan sales increased to $22.3 billion for the nine months ended September 30, 2004, from $13.8 billion for the corresponding period in 2003, an increase of 61.6%. This increase is the result of an increased inventory of mortgage loans available for sale due to higher production volume. In addition, we added approximately $7.6 billion to our portfolio of mortgage loans held for investment during the first nine months of 2004, compared to the addition of $2.7 billion in mortgage loans held for investment in 2003, which is consistent with our goal of securitizing approximately 20% to 30% of our production through sales structured as financings and recorded on-balance sheet.

Revenues

Total revenues for the nine months ended September 30, 2004, increased by 92.2% to $1.3 billion, from $653.4 million for the same period a year ago. This increase was primarily due to a 42.4% increase in gain on sale of loans, a 212.1% increase in interest income and a 158.1% increase in servicing income.

Gain on Sale

Gain on sale of loans increased to $620.4 million, a 42.4% increase for the nine months ended September 30, 2004, compared to the same period in 2003. The increase in gain on sale of loans was the result of loan sale volume increasing to $22.3 billion in 2004 from $13.8 billion in 2003, and lower losses on discounted sales, partially offset by a reduction in the net execution to 3.79% in 2004 from 4.38% in 2003. We anticipate prices in the fourth quarter of 2004 to be lower than recent levels, and for all of 2004 we expect our net execution to be between 3.50% and 3.75%. Net execution represents the premium paid to us by third party investors in whole loans sale transactions. It does not include premiums we pay to originate the loans, hedging gains or losses, fair value adjustments or net deferred origination fees. The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

	Nine months Ended September 30,
	2004	2003
Cash gain from loan sale transactions	$817,946	$559,149
Gain from securitization of loans (1)	19,405	—
Non-cash gain from servicing asset (1)	4,508	7,777
Cash gain on sale of servicing rights	215	45,328
Provision for repurchase losses	(3,722)	(4,946)
Fair value adjustment of residual securities	(6,361)	(1,494)
Non-refundable loan fees (2)	155,791	102,741
Premiums paid (3)	(200,609)	(127,362)
Origination costs	(164,700)	(131,500)
Hedging losses	(2,056)	(13,979)

Gain on sale of loans	$620,417	$435,714

(1)	Gain from Carrington securitization transactions, which were structured as sales.
(2)	Non-refundable loan fees represent points and fees collected from borrowers.
(3)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Interest Income

Interest income increased by 212.1% to $595.6 million for the nine months ended September 30, 2004, compared to $190.9 million for the same period in 2003, primarily as a result of higher average balances of mortgage loans held for sale and mortgage loans held for investment. This increase was partially offset by a reduction in the weighted average interest rates of the mortgage loans.

Interest income from mortgage loans held for sale increased 77.2% to $270.4 million for the nine months ended September 30, 2004 compared to $152.6 million for the nine months ended September 30, 2003, due mainly to higher average outstanding balances of unsold inventory, which resulted from higher production volume during the nine months ended September 30, 2004. The average balance of loans held for sale grew from $2.8 billion for the nine months ended September 30, 2003 to $5.1 billion for the comparable period in 2004. This increase was partially offset by a reduction in the weighted average interest rate of the mortgage loans from 7.26% for the nine months ended September 30, 2003 to 7.05% for the comparable period in 2004. Interest income from mortgage loans held for investment from our on-balance sheet portfolio was $325.1 million compared to $38.2 million, due to an increase in average balance for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The average balance of mortgage loans held for investment grew from $659.8 million for the nine months ended September 30, 2003 to $6.4 billion for the comparable period in 2004. This increase was partially offset by a reduction in the weighted average interest rate from 7.72% for the nine months ended September 30, 2003 to 6.74% for the comparable period in 2004.

Changes in our net interest income are a function of changes in both volumes of interest-earning assets and interest-bearing liabilities and interest rates. The following table sets forth information regarding changes in our interest income and expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes attributable to:

•	changes in volume—changes in volume multiplied by comparative period rate;

•	changes in rate—changes in rate multiplied by comparative period volume; and

•	changes in rate/volume—changes in rate multiplied by changes in volume.

Interest-earning asset and interest-bearing liability balances used in the calculation represent quarterly average balances computed using the average of each month’s daily average balance during the period indicated.

	Three Months Ended September 30, 2004 Compared to September 30, 2003 Changes Due To				Nine Months Ended September 30, 2004 Compared to September 30, 2003 Changes Due To
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(Dollars in thousands)
Interest income:
Mortgage loans held for sale	$46,182	2,032	1,497	49,711	$126,181	(4,552)	(3,764)	117,865
Mortgage loans held for investment	151,898	(3,314)	(22,575)	126,009	334,193	(4,848)	(42,422)	286,923
Cash and investments	74	(11)	(41)	22	291	(62)	(233)	(4)

Change in interest income	198,154	(1,293)	(21,119)	175,742	460,665	(9,462)	(46,419)	404,784

Interest expense:
Credit facilities	18,465	1,771	1,715	21,951	49,879	(5,334)	(5,182)	39,363
Financing on mortgage loans held for investment	39,561	2,145	14,973	56,679	90,774	2,795	25,072	118,641
Convertible notes	199	—	—	199	4,449	—	—	4,449
Other borrowings	1,344	(324)	(341)	679	1,537	813	675	3,025

Change in interest expense	59,569	3,592	16,347	79,508	146,639	(1,726)	20,565	165,478

Change in net interest income	$138,585	$(4,885)	$(37,466)	$96,234	$314,026	$(7,736)	$(66,984)	$239,306

Residual Interest Income

Residual interest income was $18.6 million for the nine months ended both September 30, 2004 and September 30, 2003. For the nine months ending September 30, 2004, the residual interest income from the Carrington residual interests was $5.1 million and the remaining $13.5 million residual interest income was generated from the existing residual interest portfolio, which represents a decline of $5.1 from the previous period due to a decline in the residual balance.

Servicing Income

Servicing income increased to $21.2 million for the nine months ended September 30, 2004, from $8.2 million for the nine months ended September 30, 2003. This increase was due to a larger income-generating mortgage loan servicing portfolio during the nine months ended September 30, 2004. While the total portfolio grew to $21.8 billion as of September 30, 2004, the portion of the portfolio which contributes to servicing income was $8.7 billion, consisting of $0.8 billion of loans sold servicing retained and $7.9 billion of loans serviced for others on an interim basis pending transfer to investors. As of September 30, 2003, the portion of the portfolio which contributes to servicing income was $2.7 billion, consisting of $0.5 billion of loans sold servicing retained and $2.2 billion of loans serviced for others on an interim basis pending transfer to investors. In the second quarter of 2004, we received initial ratings of average from Fitch Ratings and Standard & Poor’s, which we believe will enable us to grow our servicing portfolio in the future through increased sales of loans on a servicing retained basis. We expect to service loans owned by third parties to take advantage of our technical capabilities, capitalization and economies of scale.

Expenses

Expenses increased 109.9% to $754.9 million for the nine months ended September 30, 2004, compared to $359.6 million for the same period in 2003, due primarily to increases in personnel expenses, provision for losses on mortgage loans held for investment and interest expense.

Personnel expenses increased to $289.0 million for the nine months ended September 30, 2004, from $172.2 million for the same period in 2003, an increase of 67.9%. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses that are variable expenses dependent upon loan production volume and profits. Total staffing was 4,889 on September 30, 2004, compared to 3,455 on September 30, 2003, an increase of 41.5%.

Provision for losses on mortgage loans held for investment increased to $62.8 million for the nine months ended September 30, 2004, from $15.8 million for the same period in 2003, due to the increase in the portfolio of mortgage loans held for investment and related allowance for loan losses. We establish an allowance for loan losses based on our estimate of losses inherent and probable as of our balance sheet date. Mortgage loans held for investment grew from $3.8 billion at September 30, 2003 to $10.9 billion at September 30, 2004.

Interest expense represents the interest incurred on all outstanding debt and financing on mortgage loans held for investment, as well as the amortization of bond issue costs on the financing on mortgage loans held for investment, interest and the amortization of debt issuance costs related to the convertible debt, and other costs associated with accessing our credit facilities. Interest expense increased to $230.7 million for the nine months ended September 30, 2004, from $65.2 million for the same period in 2003, primarily due to an increase in average outstanding balances on credit facilities due to higher production volume, the convertible debt, and interest expense on the increased financing on mortgage loans held for investment. The average balance of our credit facilities increased from $2.6 billion to $5.1 billion; while our average borrowing rate on the credit facilities decreased from 2.66% for the nine months ended September 30, 2003 to 2.38% for the comparable period in 2004. Our average balance of the financing on mortgage loans held for investment increased from $651.3 million for the nine months ended September 30, 2003 to $6.5 billion for the comparable period in 2004; and our average borrowing rate on the financing on mortgage loans held for investment grew from 2.07% for the nine months ended September 30, 2003 to 2.64% for the comparable period in 2004. The convertible debt balance at September 30, 2004 was $205.6 million compared to $204.6 million at September 30, 2003.

Income Taxes

Income taxes increased to $204.1 million for the nine months ended September 30, 2004, from $122.3 million for the comparable period in 2003. This increase was due to a $207.2 million increase in pretax income resulting from higher production volume, and an additional provision of $3.5 million related to the reversal of the 2002 California tax benefit from NC Residual II Corporation, a real estate investment trust and one of our wholly owned subsidiaries, which holds our residual interests and certain mortgage loans held for investment, offset by the reversal of $5 million of income tax expense previously provided and a decrease in the effective tax rate. During the second quarter of 2004, we resolved an Internal Revenue Service examination of our consolidated tax returns for the years 1998 through 2001. The conclusion of the examination resulted in the reversal of $5 million of income tax expense previously provided. Further, during the second quarter of 2004, we reduced our income tax rate to 41% from 42% based on current expectations.

Since the closing of the Merger, we have operated so as to qualify as a REIT under the Internal Revenue Code, which will afford us significant tax advantages. We expect that such tax advantages will result in a lower effective tax rate. The requirements for this qualification, however, are highly technical and complex. Even a technical or inadvertent mistake could jeopardize our REIT status. To qualify as a REIT, we must distribute to our stockholders with respect to each year at least 90% of our REIT taxable income. After-tax earnings generated by our taxable REIT subsidiaries and not distributed to the Company are not subject to these distribution requirements and may be retained by such subsidiaries to provide for future growth, subject to the limitations imposed by REIT tax rules.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Originations and Purchases

We originated and purchased $10.0 billion in loans for the three months ended September 30, 2004, compared to $8.6 billion for the three months ended September 30, 2003. Wholesale loan originations and purchases were $9.0 billion, representing 89.8% of total originations and purchases for the three months ended September 30, 2004. Retail loan originations and purchases were $1.0 billion, representing 10.2% of total originations and purchases for the three months ended September 30, 2004. For the same period in 2003, wholesale and retail originations and purchases totaled $8.0 billion and $623.9 million, respectively, representing 92.8% and 7.2% of total originations and purchases for that period. The increase in originations in 2004 is primarily the result of incremental volume generated by our strategy to price competitively within our market in the face of a rising interest rate environment. This strategy resulted in the origination of an incremental volume of mortgage loans with higher FICO scores and a greater percentage of fixed rate product than our historical core business. In addition, we have continued our previously announced initiative to expand geographically, and are receiving additional contributions from operating centers opened during 2003. The increase in the percentage of total business originated by our retail franchise is consistent with our initiative to expand our presence in the retail market. During the three months ended September 30, 2004, originations of interest only loans totaled $2.2 billion, or 22.0% of total originations. Our wholesale division originated $2.1 billion, or 96.0% of total interest only loans originated during this period. Interest only originations during the three months ended September 30, 2003 totaled $156.6 million, or 1.8% of total originations during the period. The following table sets forth selected information relating to loan originations and purchases during the periods shown (dollars in thousands):

	For the Three Months Ended September 30, 2004			For the Three Months Ended September 30, 2003
	Wholesale Division	Retail Division	Total	Wholesale Division	Retail Division	Total
Fixed-rate mortgages	$1,602,797	$298,113	$1,900,910	$3,211,028	$230,011	$3,441,039
Adjustable-rate mortgages:
Traditional	5,268,538	637,332	5,905,870	4,649,572	391,601	5,041,173
Interest Only	2,109,584	87,060	2,196,644	154,296	2,300	156,596

Total originations	8,980,919	1,022,505	10,003,424	8,014,896	623,912	8,638,808
Purchases	3,913,072	55,878	3,968,950	2,264,879	17,906	2,282,785
Refinances:
Cash-out refinances	4,785,976	841,152	5,627,128	4,994,311	499,259	5,493,570
Rate/term refinances	281,871	125,475	407,346	755,706	106,747	862,453

Total originations	8,980,919	1,022,505	10,003,424	8,014,896	623,912	8,638,808
Full documentation	4,160,604	768,435	4,929,039	4,759,047	474,361	5,233,408
Limited documentation	417,555	52,989	470,544	330,698	31,248	361,946
Stated documentation	4,402,760	201,081	4,603,841	2,925,151	118,303	3,043,454

Total originations	8,980,919	1,022,505	10,003,424	8,014,896	623,912	8,638,808

Average principal balance of loans originated	$176	$140	$172	$182	$122	$176
Weighted average FICO score of loans originated	630	600	627	628	595	626
Weighted average loan-to-value ratio	81.5%	78.1%	81.1%	80.1%	78.0%	80.1%
Weighted average interest rates:
Fixed-rate mortgages	8.1%	7.4%	8.0%	6.8%	7.7%	6.8%
Adjustable-rate mortgages—initial rate	7.1%	7.2%	7.1%	7.2%	7.8%	7.2%
Adjustable-rate mortgages—margin over index	5.5%	5.6%	5.5%	5.7%	6.2%	5.7%
Total originations	7.3%	7.2%	7.3%	7.0%	7.8%	7.1%

(1)	Weighted average loan-to-value ratio is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.

Loan Sales and Mortgage Loans Held for Investment

Loan sales increased to $8.3 billion for the three months ended September 30, 2004, from $4.9 billion for the corresponding period in 2003, an increase of 69.4%. This increase is due to an increase in the inventory of mortgage loans available for sale due to higher production volume. In addition, we added approximately $4.2 billion to our portfolio of mortgage loans held for investment during the third quarter of 2004, compared to the addition of $1.5 million in mortgage loans held for investment in the third quarter of 2003.

Revenues

Total revenues for the three months ended September 30, 2004, increased by 86.9% to $480.1 million, from $256.9 million for the same period a year ago. This increase was primarily due to a 24.3% increase in gain on sale of loans, a 206.8% increase in interest income and a 181.0% increase in servicing income.

Gain on Sale

Gain on sale of loans increased to $203.4 million, a 24.3% increase for the three months ended September 30, 2004, compared to the same period in 2003. The increase in gain on sale of loans was the result of loan sale volume increasing to $8.3 billion in 2004 from $4.9 billion in 2003, and lower losses on discounted sales, partially offset by a reduction in the net execution to 3.34% in 2004 from 4.59% in 2003. We anticipate prices in the fourth quarter of 2004 to be lower than recent levels, and for all of 2004 we expect our net execution to be between 3.50% and 3.75%. Net execution represents the premium paid to us by third party investors in whole loans sale transactions. It does not include premiums we pay to originate the loans, hedging gains or losses, fair value adjustments or net deferred origination fees. The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

	Three Months Ended September 30,
	2004	2003
Cash gain from loan sale transactions	$263,886	$203,115
Gain from securitization of loans (1)	5,953	—
Non-cash gain from servicing asset (1)	4,508	—
Cash gain on sale of servicing rights	215	21,218
Provision for repurchase losses	(539)	(533)
Fair value adjustment of residual securities	409	(3,100)
Non-refundable loan fees (2)	51,200	40,905
Premiums paid (3)	(69,149)	(43,100)
Origination costs	(50,000)	(47,600)
Hedging losses	(3,093)	(7,275)

Gain on sale of loans	$203,390	$163,630

(1)	Gain from Carrington securitization transaction, which was structured as a sale.
(2)	Non-refundable loan fees represent points and fees collected from borrowers.
(3)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Interest Income

Interest income increased by 206.8% to $260.7 million for the three months ended September 30, 2004, compared to $85.0 million for the same period in 2003, primarily as a result of higher average balances of mortgage loans held for sale and mortgage loans held for investment, this increase was partially offset by a reduction in the weighted average interest rates of the mortgage loans.

Interest income from mortgage loans held for sale increased 79.3% to $112.4 million for the three months ended September 30, 2004, compared to $62.7 million for the three months ended September 30, 2003, due to higher average outstanding balances of unsold inventory, which resulted from higher production volume during the three months ended September 30, 2004. The average balance of loans held for sale grew from $3.6 billion for the three months ended September 30, 2003 to $6.2 billion for the comparable period in 2004. In addition, the weighted average interest rate of the mortgage loans increased from 7.05% for the three months ended September 30, 2003 to 7.28% for the comparable period in 2004. Interest income from mortgage loans held for investment from our on-balance sheet portfolio was $148.3 million for the three months ended September 30, 2004, compared to $22.3 million for the three months ended September 30, 2003, due to an increase in average balance for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The average balance of mortgage loans held for investment grew from $1.2 billion for the three months ended September 30, 2003 to $9.1 billion for the comparable period in 2004. This increase was partially offset by a reduction in the weighted average interest rate from 7.69% for the three months ended September 30, 2003 to 6.55% for the comparable period in 2004.

Residual Interest Income

Residual interest income increased 57.2% to $9.3 million for the three months ended September 30, 2004, compared to $5.9 million for the corresponding period in 2003, primarily as a result of the $5.1 million received that related to the Carrington securitization transactions recorded during the nine months ended September 30, 2004.

Servicing Income

Servicing income increased to $6.7 million for the three months ended September 30, 2004, from $2.4 million for the three months ended September 30, 2003. This increase was due to a larger income-generating mortgage loan servicing portfolio during the three months ended September 30, 2004. While the total portfolio grew to $21.8 billion on September 30, 2004, the portion of the portfolio which contributes to servicing income was $8.7 billion, consisting of $0.8 billion of loans sold servicing retained and $7.9 billion of loans serviced for others on an interim basis pending transfer to investors. As of September 30, 2003, the portion of the portfolio which contributes to servicing income was $2.7 billion, consisting of $0.5 billion of loans sold servicing retained and $2.2 billion of loans serviced for others on an interim basis pending transfer to investors. In the second quarter of 2004, we received ratings of average from Fitch Ratings and Standard & Poor’s, which we believe will enable us to grow our servicing portfolio in the future through increased sales of loans on a servicing retained basis. We expect to service loans owned by third parties to take advantage of our technical capabilities, capitalization and economies of scale.

Expenses

Expenses increased 105.0% to $298.0 million for the three months ended September 30, 2004, compared to $145.4 million for the same period in 2003, due primarily to increases in personnel expenses, provision for losses on mortgage loans held for investment, and interest expense.

Personnel expenses increased to $99.0 million for the three months ended September 30, 2004, from $72.5 million for the same period in 2003, an increase of 36.5%. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses that are variable expenses dependent upon loan production volume and profits. Total staffing was 4,889 on September 30, 2004, compared to 3,455 on September 30, 2003, an increase of 41.5%.

Provision for losses on mortgage loans held for investment increased to $25.8 million for the three months ended September 30, 2004, from $8.1 million for the same period in 2003, due to the increase in the portfolio of mortgage loans held for investment and related allowance for loan losses. The balance of the portfolio of mortgage loans held for investment as of September 30, 2004 was $10.9 billion compared to $3.8 billion as of September 30, 2003. We establish an allowance for loan losses based on our estimate of losses inherent and probable as of our balance sheet date.

Interest expense represents the interest incurred on all outstanding debt and financing on mortgage loans held for investment, as well as the amortization of bond issue costs on the financing on mortgage loans held for investment, interest and the amortization of debt issuance costs related to the convertible debt, and other costs associated with accessing our credit facilities. Interest expense increased to $107.4 million for the three months ended September 30, 2004, from $27.9 million for the same period in 2003, primarily due to an increase in average outstanding balances on credit facilities due to higher production volume, convertible debt, as well as interest expense on the increased financing on mortgage loans held for investment. The average balance of our credit facilities increased from $3.2 billion for the three months ended September 30, 2003 to $6.3 billion for the comparable period in 2004; and our average borrowing rate on the credit facilities increased from 2.39% for the three months ended September 30, 2003 to 2.61% for the comparable period in 2004. Our average balance of the financing on mortgage loans held for investment increased from $1.2 billion for the three months ended September 30, 2003, to $9.2 billion for the comparable period in 2004. Our average borrowing rate of the financing on mortgage loans held for investment grew from 1.96% for the three months ended September 30, 2003, to 2.71% for the comparable period in 2004. The convertible debt balance at September 30, 2004 was $205.6 million compared to $204.6 million at September 30, 2003.

Income Taxes

Income taxes increased to $74.8 million for the three months ended September 30, 2004, from $46.7 million for the comparable period in 2003. This increase was due to a $70.6 million increase in pretax income resulting from higher production volume partially offset by a decrease in the effective tax rate.

Since the closing of the Merger, we have operated so as to qualify as a REIT under the Internal Revenue Code, which will afford us significant tax advantages. We expect that such tax advantages will result in a lower effective tax rate. The requirements for this qualification, however, are highly technical and complex. Even a technical or inadvertent mistake could jeopardize our REIT status. To qualify as a REIT, we must distribute to our stockholders with respect to each year at least 90% of our REIT taxable income. After-tax earnings generated by our taxable REIT subsidiaries and not distributed to the Company are not subject to these distribution requirements and may be retained by such subsidiaries to provide for future growth, subject to the limitations imposed by REIT tax rules.

Liquidity and Capital Resources

Credit Facilities

We need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. We need separate credit arrangements to finance these loans until we have aggregated one or more pools for sale. The amount of credit we seek to have available is based on our expectation of future origination volume.

During the three months ended September 30, 2004, we have used credit facilities with Bank of America, Bear Stearns, CDC Mortgage Capital, Citigroup Global Markets (formerly Salomon Brothers), Morgan Stanley, and UBS Real Estate Securities and we also have an asset-backed commercial paper facility. We use these facilities to finance the actual funding of our loan originations and purchases and to aggregate pools of mortgage loans pending sale through securitizations or whole loan sales. We typically sell all of our mortgage loans within one to three months and pay down the credit facilities with the proceeds.

Our credit facilities contain certain customary covenants, which, among other provisions, require us to maintain specified levels of liquidity and net worth and debt-to-equity ratios, restrict indebtedness and investments and require compliance with applicable laws. The maximum level of liquidity required under our credit facilities is $60 million, the maximum amount of net worth required is approximately $750 million, and debt-to-equity ratio limitations range from 10 to 1 to 15 to 1. We prepare compliance certificates on a monthly and quarterly basis to monitor the status of our compliance with the covenants. If we fail to comply with any of these covenants, the lender has the right to terminate the facility and require immediate repayment. In addition, if we default under one facility, it would generally trigger a default under our other facilities. The basic terms and features of our various credit facilities are as follows:

Asset-backed Commercial Paper Facility. New Century Mortgage’s special-purpose subsidiary, Von Karman Funding LLC, has a $2.0 billion asset-backed commercial paper facility. This facility allows for the funding and aggregation of mortgage loans using funds raised through the sale of short-term commercial paper. The interest and fees that we pay in connection with this facility are similar to the interest rates based on LIBOR that we pay to our other credit facility lenders. This facility will expire in September 2006. As of September 30, 2004, the balance outstanding under the facility was zero.

Bank of America Line of Credit. New Century Mortgage’s special-purpose subsidiary, New Century Funding A, has a $2.0 billion credit facility with Bank of America, $1.0 billion of which is committed and $1.0 billion of which is uncommitted. The agreement allows for both funding of loan originations and aggregation of loans for up to four months pending their sale or securitization. The facility expires in May 2005 and bears interest based on a margin over the one-month LIBOR. As of September 30, 2004, the balance outstanding under the facility was $737.2 million.

Bear Stearns Line of Credit. We have an $800 million line of credit with Bear Stearns Mortgage Capital, $400 million of which is committed and $400 million of which is uncommitted. The facility expires in November 2004 and bears interest based on a margin over one-month LIBOR. As of September 30, 2004, the balance outstanding under this facility was $378.2 million.

CDC Line of Credit. We have a repurchase agreement with CDC Mortgage Capital. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. The facility expires in September 2005 and bears interest based on a margin over the one-month LIBOR. As of September 30, 2004, the maximum credit available under this facility was $700 million and the balance outstanding under this facility was $524.7 million.

Citigroup Warehouse Line of Credit. New Century Mortgage’s special-purpose subsidiary, New Century Funding SB-1, has a $150 million wet funding facility with Citigroup Global Markets (formerly Salomon Brothers), which bears interest based on a margin over the one-month LIBOR. This facility expires in December 2004. As of September 30, 2004, the outstanding balance under the facility was zero. We expect to extend or replace this facility prior to its expiration.

Citigroup Aggregation Line of Credit. We have a $650 million aggregation facility with Citigroup Global Markets (formerly Salomon Brothers), which bears interest based on a margin over the one-month LIBOR. This facility expires in December 2004. The total amount outstanding among this and our other two Citigroup credit facilities (other than the Commercial Loan Line of Credit) may not exceed $800 million. As of September 30, 2004, the outstanding balance under this facility was $180.9 million. We expect to extend or replace this facility prior to its expiration.

Citigroup Commercial Loan Line of Credit. We have a $250 million repurchase agreement with Citigroup Global Markets. The agreement allows for both funding of commercial mortgage loan originations and aggregation of commercial mortgage loans for up to nine months pending their sale or securitization. This facility expires in June 2005 and bears interest based on a margin over the one-month LIBOR. As of September 30, 2004, the balance outstanding under this facility was $22.6 million.

Citigroup Line of Credit for Delinquent and Problem Loans. We have a Master Loan and Security Agreement with Citigroup Global Markets (formerly Salomon Brothers) that is secured by delinquent or problem loans and by properties we obtain in foreclosures. This facility expires in December 2004 and bears interest based on a margin over the one-month LIBOR. As of September 30, 2004, the maximum credit available under this facility was $75 million and the balance outstanding under this facility was $0.9 million.

Morgan Stanley Line of Credit. We have a $2.0 billion aggregation facility with Morgan Stanley Mortgage Capital Inc. This facility expires in January 2005 and bears interest based on a margin over the one-month LIBOR. As of September 30, 2004, the balance outstanding under this facility was $228.7 million.

UBS Real Estate Securities, Inc. Line of Credit. New Century Mortgage’s special-purpose subsidiary, New Century Funding I, has a $2.0 billion asset-backed note purchase and security agreement with UBS Real Estate Securities, Inc., $1.5 billion of which is committed and $0.5 billion of which is uncommitted. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. The facility expires in June 2006 and bears interest based on a margin over the one-month LIBOR. As of September 30, 2004, the balance outstanding under this facility was $1.7 billion.

Carrington Mortgage Credit Fund I, LP Citigroup Warehousing Agreement. As of September 30, 2004, Carrington had a $400 million uncommitted Warehouse Agreement with Citigroup Global Markets (formerly Salomon Brothers), which bears interest based on a margin over the one-month LIBOR. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. This facility expires in April 2005. As of September 30, 2004, the outstanding balance under this facility was $27.6 million.

As a result of the Merger and the restructuring necessary for us to qualify as a REIT, we obtained the consent of the various lenders discussed above in order for the Company and/or one of its qualified REIT subsidiaries to succeed to New Century TRS’s rights prior to the Merger. We may also obtain new credit facilities to finance our origination and purchase of mortgage loans.

Other Borrowings

We periodically enter into equipment financing arrangements from time to time that are treated as notes payable for financial statement purposes. As of September 30, 2004, the balance outstanding under these borrowing arrangements was $31.3 million.

During the third quarter of 2003, we entered into a $20 million servicer advance agreement, which allows us to borrow up to 95% of servicing advances on our servicing portfolio. As of September 30, 2004, the balance outstanding under this facility was $1.3 million. This facility expires in August 2005.

Convertible Senior Notes

In July 2003, New Century TRS closed a private offering of $210 million of its convertible senior notes due July 2008 pursuant to Rule 144A under the Securities Act. The notes bear interest at a rate of 3.50% per year and will be convertible into the Company’s common stock at a conversion price of $34.80 per share (subject to certain adjustments) upon the occurrence of certain events.

Effect of the Merger on the Notes

As a result of the Merger, the notes, which were convertible into shares of New Century TRS common stock prior to the Merger, became convertible into shares of the Company’s common stock at the same conversion rate as in effect on the date of the Merger, subject to further adjustments upon the occurrence of certain events. On September 30, 2004, the Company, New Century TRS and the trustee under the indenture governing the notes entered into a supplemental indenture pursuant to which the Company agreed to issue shares of its common stock upon conversion of the notes under the indenture and New Century TRS agreed to continue to be responsible for all other obligations under the indenture. While the Company has agreed to issue shares of its common stock upon conversion of the notes, the conversion obligation represents New Century TRS’s sole obligation and liability. The notes are currently convertible at a rate of 28.7366 shares of the Company’s common stock for each $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $34.80 per share (subject to certain adjustments).

Offer to Convert the Notes

On November 4, 2004, New Century TRS announced that it intends to make a tender offer to convert all of the notes. Holders who tender their notes in the offer will receive for each $1,000 principal amount (a) a total of 28.7366 shares of the Company’s common stock issuable on conversion of the notes in accordance with the terms of the notes, (b) an additional amount payable in shares of the Company’s common stock determined based on market conditions and other factors and (c) accrued and unpaid interest from July 3, 2004 payable in cash. The offer is contingent upon a number of conditions including the Securities and Exchange Commission’s declaration that the applicable registration statement is effective.

A registration statement relating to the offer has been filed by the Company and New Century TRS with the Securities and Exchange Commission but has not yet become effective. This Quarterly Report on Form 10-Q does not constitute an offer to exchange or sell, or the solicitation of an offer to exchange or buy, nor shall there be any exchange or sale of the above-referenced securities in any state in which such offer, exchange, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Transactions Related to the Offer

In order to enable New Century TRS to deliver shares of the Company’s common stock to tendering note holders in the offer, New Century TRS entered into a purchase agreement with the Company pursuant to which New Century TRS has agreed to purchase, for cash, that number of shares of the Company’s common stock as is necessary for New Century TRS to satisfy its share delivery obligations under the offer. The purchase agreement also provides that New Century TRS will purchase, for cash, that number of shares of the Company’s common stock as is necessary for New Century TRS to satisfy its obligations under the indenture to issue shares of the Company’s common stock upon conversion of the notes. All such sales and purchases will be effected in an arm’s-length manner for the then-fair market value of such shares of the Company’s common stock. To the extent that such purchases cause New Century TRS to exceed the 9.8% restriction on beneficial ownership in value or in number of shares of the Company’s common stock contained in the Company’s charter, the board of directors of the Company has granted New Century TRS a waiver from such restriction.

In connection with the original issuance of the notes, New Century TRS entered into two agreements to simultaneously purchase a call option and sell a warrant on its common stock. The purpose of the option and warrant was to reduce the economic dilution of the conversion premium under the notes. The option granted to New Century TRS the right to purchase from an affiliate of Bear Stearns & Co. Inc., or Bear Stearns, one of the initial purchasers of the notes, at any time up to 6,034,675 shares of New Century TRS common stock at a strike price of $34.80 per share (subject to certain adjustments). The warrant granted to an affiliate of Bear Stearns the right to purchase from New Century TRS up to 6,034,668 shares of New Century TRS common stock for a limited period of time upon maturity of the notes at a price of $47.59 per share (subject to certain adjustments).

Like the notes, the option and warrant became exercisable for shares of the Company’s common stock, rather than New Century TRS common stock, as a result of the Merger. Concurrent with the completion of the offer, we expect that New Century TRS and the affiliate of Bear Stearns will terminate the option and warrant. We refer to this termination as the call spread settlement. Assuming all of the notes are tendered in the offer, New Century TRS expects to receive a yet to be determined amount from the affiliate of Bear Stearns in connection with the call spread settlement.

On-Balance Sheet Securitizations

Prior to 2003, in our securitization transactions we realized net cash proceeds in an amount similar to whole loan sales, as a result of NIMS transactions closed concurrent with our securitizations. During the nine months ended September 30, 2004, we completed four on-balance sheet securitizations, resulting in the recording of loans held for investment as an asset and financing on loans held for investment as a liability. Without a concurrent NIMS transaction, on-balance sheet securitizations generally require an initial cash investment ranging from approximately 2% to 4% of the principal balance of the loans. Immediately following the securitization, we start to receive interest payments on the underlying mortgage loans and pay interest payments to the bondholders, creating positive cash flow. As the loans age, losses on the portfolio will begin to reduce this cash flow.

For the nine months ended September 30, 2004, the initial cash investment in on-balance sheet securitizations was $267.5 million, partially offset by $43.8 million of financing on retained bonds. For the nine months ended September 30, 2003, the initial cash investment for on-balance sheet securitizations was $85.1 million. For the nine months ended September 30, 2004 and 2003, we received $227.8 million and $29.7 million, respectively, in cash flows from these securitizations.

Off-Balance Sheet Arrangements

We are party to various transactions that have an off-balance sheet component. In connection with our off-balance sheet securitization transactions, there are $1.0 billion in loans owned by off-balance sheet trusts, including the loans securitized by Carrington. The Trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to us in the event that the loans in the various trusts do not perform as expected. Because these trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, we have included only our residual interest in these loans on our balance sheet. The performance of the loans in the Trusts will impact our ability to realize the current estimated fair value of these residual assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loan Sales and Securitizations” for further discussion of the risks to us regarding these off-balance sheet arrangements.

As of September 30, 2004, in connection with our strategy to mitigate interest rate risk in our residual assets and our mortgage loans held for investment, we had approximately $48.2 billion notional amount of Euro Dollar futures contracts outstanding, expiring between December 2004 and June 2010.

Contractual Obligations

The following table summarizes our material contractual obligations as of September 30, 2004. The maturity of our financing on mortgage loans held for investment is based on certain prepayment assumptions (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further details).

			Payment Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5+ Years
	(dollars in thousands)
Notes payable	$31,261	15,128	16,133	—	—
Operating leases	89,931	34,495	45,553	9,767	116
Credit facilities	3,822,208	3,822,208	—	—	—
Financing on mortgage loans held for investment	10,788,213	2,338,222	4,910,775	1,423,932	2,115,284

Cash Flow

For the nine months ended September 30, 2004, our cash flow provided by operations was $269.1 million, compared to $151.8 million for the same period in 2003. This increase was due primarily to $125.5 million increase in net income and $47.0 million increase in provision for losses on mortgage loans held for investment, partially offset by NIR gains of $35.4 and deposits of $20.0 million to over-collateralization accounts for the nine months ended September 30, 2004.

For the nine months ended September 30, 2004, our cash flow used in investing activities was $6.2 billion compared to $2.7 billion for the same period in 2003. This increase in cash usage is due to $7.6 billion of cash used to acquire mortgage loans for investment for the nine months ended September 30, 2004, compared to $2.8 billion in 2003, partially offset by $1.4 billion in payments received on our mortgage loans held for investment for the nine months ended September 30, 2004, compared to $72.8 million for the same period in 2003.

For the nine months ended September 30, 2004, cash provided by financing activities was $5.8 billion compared to $2.6 billion for the nine months ended September 30, 2003. This increase is due mainly to: (i) net financing on mortgage loans held for investment of $7.4 billion in 2004 compared to $2.6 billion in 2003, (ii) proceeds from fixed asset financing, (net of repayments) of $12.3 million in 2004 compared to $4.7 million in 2003, and (iii) no stock repurchases in 2004 compared to $58.6 million in 2003, partially offset by (i) higher repayments of securitization financing on mortgage loans held for investment of $1.4 billion in 2004 compared to $68.0 million in 2003, (ii) an increase in restricted cash of $242.5 million in 2004 compared to $92.0 million in 2003, and (iii) $204.6 million, net, of convertible note proceeds, received in 2003.

Our loan origination and purchase and servicing programs require significant cash investments, including the funding of: (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities, (ii) commissions paid to sales employees to originate loans activities, (iii) any difference between the amount funded per loan and the amount advanced under our credit facilities, (iv) our hedging activities, (v) servicing-related advance requirements, and (vi) income tax payments arising from the timing differences between income for financial reporting purposes and taxable income. We also require cash to fund on-balance sheet securitizations, ongoing operating and administrative expenses, and capital expenditures. Our sources of operating cash flow include: (i) cash premiums obtained in whole loan sales, (ii) mortgage origination income and fees, (iii) interest income, (iv) cash flows from residual interests in securitizations, and (v) servicing fee income.

Liquidity Strategy

We establish target levels of liquidity and capital based on a number of factors including our production volume, the condition of the secondary market for our loans and our current balance sheet. Now that we have completed the Merger, we must also consider those factors which enable us to qualify as a REIT under the requirements of the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of the Company’s stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders of which 85% must be distributed within the taxable year in order to avoid the imposition of an excise tax. The remaining balance may extend until timely filing of our tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income. If in any tax year the Company should not qualify as a REIT, we would be taxed as a corporation and distributions to stockholders would not be deductible in computing taxable income. If the Company were to fail to qualify as a REIT in any tax year, we would not be permitted to qualify for that year and the succeeding four years.

We intend to continue to concentrate on maintaining our targeted liquidity and leverage levels. Our principal strategy is to effectively manage the percentage of loans sold through whole loan sales versus on-balance sheet securitizations, giving consideration to whole loan prices, the amount of cash required to finance on-balance sheet securitizations and REIT qualification requirements. There can be no assurance that we will be able to achieve this goal and operate on a cash flow-neutral or cash flow-positive basis.

Subject to the various uncertainties described above, and assuming that we will be able to successfully execute our liquidity strategy, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future, while enabling us to maintain our qualification as a REIT under the requirements of the Internal Revenue Code.

Cash and liquidity, which includes available borrowing capacity, was $232.2 million at September 30, 2004 compared to $306.7 million at September 30, 2003. Available borrowing capacity represents the excess of mortgage loan collateral pledged over the amount borrowed under our credit facilities.

Conversion to a Real Estate Investment Trust and Related Public Offering

As part of the REIT conversion transactions, on October 6, 2004, the Company consummated a public offering of 13,500,000 shares of its common stock at $58.00 per share, for gross proceeds of approximately $783.0 million. The Company granted the underwriters an option, exercisable for 30 days, to purchase up to 2,025,000 additional shares of its common stock to cover over-allotments, if any.

Concurrent with the closing of the public offering, the Company sold 636,885 shares of its common stock in a private placement transaction to Friedman, Billings, Ramsey Group, Inc., an affiliate of one of the underwriters in the public offering, for gross proceeds of approximately $35.0 million. The Company agreed to register the shares of its common stock purchased by Friedman, Billings, Ramsey Group in the private placement. The registration rights agreement requires that the Company file a registration statement 180 days after the closing of the private placement but no later than 210 days after such date.

We intend to use the net proceeds we receive from the public offering and the concurrent private placement for general working capital purposes, substantially all of which will be used to build a portfolio of self-originated mortgage loans and, if necessary to maintain our REIT status, to purchase mortgage-related assets from third parties.

We may need a significant amount of time to fully invest the available net proceeds we receive from the public offering and the concurrent private placement in our intended investments and to implement fully our leveraging strategy to increase the total amount of our investments to our desired level. Initially, we may invest a portion of our net proceeds from the public offering and the concurrent private placement in interest-bearing, short-term, investment grade securities that are consistent with our intention to qualify as a REIT. We will not leverage our temporary investment in these securities. We expect these temporary investments to provide a lower net return than we hope to achieve from our long-term intended use of the net proceeds we receive from the public offering and the concurrent private placement.

Quarterly Dividend

On September 10, 2004, New Century TRS’s board of directors declared a quarterly cash dividend at the rate of $0.23 per share to be paid on October 29, 2004 to its stockholders of record at the close of business on September 24, 2004.

On November 3, 2004, our board of directors declared our first quarterly cash dividend as a REIT at the rate of $1.50 per share to be paid on January 31, 2005 to stockholders of record at the close of business on January 15, 2005.

We expect to continue to make regular quarterly distributions to our stockholders. The actual timing and amount of such distributions, however, will be as determined and declared by our board of directors and will depend on our financial condition, earnings, and other factors, many of which are beyond our control. In order to maintain our qualification as a REIT under the Internal Revenue Code, we are required to distribute (within a certain period after the end of each year) at least 90% of our REIT taxable income for such year (determined without regard to the dividends paid deduction and by excluding net capital gain). After-tax earnings generated by our taxable REIT subsidiaries and not distributed to us are not subject to these distribution requirements and may be retained by such subsidiaries to provide for future growth, subject to the limitations imposed by REIT tax rules. To the extent that we do not distribute 100% of our REIT taxable income, we will be taxed on any undistributed amounts. In addition, we cannot assure you that we will have access to funds to meet the distribution and other REIT qualification requirements. We anticipate paying quarterly distributions during January, April, July and October of each year for the preceding quarter. We anticipate that distributions generally will be paid from cash available for distribution (generally equal to cash from operations and investing activities less capital expenditures and principal amortization on indebtedness); however, to the extent that cash available for distribution is insufficient to make such distributions, we intend to borrow funds from one of our subsidiaries or a third party in order to make distributions consistent with this policy.

In addition, in connection with our plan to qualify as a REIT, we may, if necessary, make a one-time special E&P distribution to our stockholders, which we expect to be approximately $1.0 million. Any such special E&P distribution will be declared in December 2004 and payable in January 2005 to our stockholders on the record date for such distribution.

RISK FACTORS

The following risks and those described elsewhere in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially harm our business, financial condition, future results and cash flow. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also harm our business.

Risks Related to Our Business

We are dependent on external sources of financing, and if we are unable to maintain adequate financing sources, our earnings and our financial position will suffer and jeopardize our ability to continue operations.

To qualify as a REIT under the Internal Revenue Code of 1986, as amended, we generally are required each year to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains). After-tax earnings generated by our taxable REIT subsidiaries and not distributed to us are not subject to these distribution requirements and may be retained by such subsidiaries to provide for future growth, subject to the limitations imposed by the REIT provisions of the Internal Revenue Code. We expect that a substantial amount of our business will continue to be conducted through our taxable REIT subsidiaries. We cannot assure you that we will have access to funds to meet the distribution and other REIT qualification requirements. We may be required to borrow funds from one of our corporate subsidiaries or a third party on a short-term basis or liquidate investments to meet the distribution requirements that are necessary to qualify as a REIT, even if management believes that it is not in our best interests to do so. If we do not have access to the necessary funds, we may have to raise or seek to raise capital at inopportune times or borrow funds on unfavorable terms.

In addition, we require substantial cash to support our operating activities and growth plans in our taxable REIT subsidiaries. Our primary sources of cash for our loan origination activities are our warehouse and aggregation credit facilities, our asset-backed commercial paper facility and the proceeds from the sales and securitizations of our loans. From time to time, we finance our residual interests in securitization transactions through the sale of net interest margin securities, or NIMS; however, we have not recently relied on NIMS financing to the same extent as we have in prior years. As of September 30, 2004, we had nine short-term warehouse and aggregation credit facilities and our asset-backed commercial paper facility providing us with approximately $8.7 billion of committed and $1.9 billion of uncommitted borrowing capacity to fund loan originations and purchases pending the pooling and sale of such loans. If we cannot maintain or replace these facilities on comparable terms and conditions, we may incur substantially higher interest expense that would reduce our profitability.

During volatile times in the capital and secondary markets, access to warehouse, aggregation and residual financing, as well as access to the securitization and secondary markets for the sale of our loans, has been severely constricted. Subject to the limitations imposed by the REIT provisions of the Internal Revenue Code, our taxable REIT subsidiaries are permitted to retain the after-tax income they generate. We may, at some point in the future, borrow funds from one or more of our corporate subsidiaries upon terms that are similar to those that would be required by a third-party lender, or actually obtain a third-party loan for some portion of the required financing amount and then replicate the third-party loan terms in the intercompany borrowing. However, if we are unable to maintain adequate financing or other sources of capital are not available, we would be forced to suspend or curtail our operations, which could harm our results of operations, financial condition and business prospects.

Our management has limited experience operating a REIT and we cannot assure you that our management’s past experience will be sufficient to successfully manage our business as a REIT.

The requirements for qualifying as a REIT are highly technical and complex. We have only recently begun to operate as a REIT and our management has limited experience in complying with the income, asset and other limitations imposed by the REIT provisions of the Internal Revenue Code. Those provisions are complex and the failure to comply with those provisions in a timely manner could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. In such event, our net income would be reduced and we could incur a loss, which could harm our results of operation, financial condition and business prospects.

If we are unable to accumulate sufficient REIT qualifying assets such that the value of our investment in our taxable REIT subsidiaries is not more than 20% of the value of our total assets at the close of our first taxable quarter following the merger, we will not qualify as a REIT.

To qualify as a REIT, not more than 20% of the value of our total assets may be represented by the securities of one or more taxable REIT subsidiaries at the close of any calendar quarter. As of September 30, 2004, substantially all of our assets were REIT qualifying assets. However, for a variety of reasons, we may be unable to accumulate sufficient REIT qualifying assets such that the value of our investment in our taxable REIT subsidiaries is not more than 20% of the value of our total assets at the close of our first taxable quarter following the merger. For example:

•	we may not have enough capital, including net proceeds from the public offering and the concurrent private placement and borrowings under our credit facilities, to acquire REIT qualifying assets;

•	the value of our taxable REIT subsidiaries may be greater than our current expectations; or

•	there may be insufficient REIT qualifying assets available for purchase on reasonable terms.

If the Internal Revenue Service determines that the value of our investment in New Century TRS and our other taxable REIT subsidiaries is more than 20% of the value of our total assets at the close of our first taxable quarter following the merger, we could lose our REIT status. See also “Tax Risks Related to Our Status as a REIT—We may not qualify as a REIT if the value of our investment in our taxable REIT subsidiaries exceeds 20% of the value of our total assets at the close of any calendar quarter.”

A prolonged economic slowdown or a lengthy or severe recession could harm our operations, particularly if it results in a decline in the real estate market.

The risks associated with our business are more acute during periods of economic slowdown or recession because these periods may be accompanied by decreased demand for consumer credit and declining real estate values. Declining real estate values reduce the ability of borrowers to use home equity to support borrowings because they reduce the LTV of the home equity collateral. In addition, because we make a substantial number of loans to credit-impaired borrowers, the actual rates of delinquencies, foreclosures and losses on these loans could be higher during economic slowdowns. Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to sell loans, the prices we receive for our loans, or the values of our mortgage loans held for investment or our residual interests in securitizations, which could harm our results of operations, financial condition and business prospects.

Our earnings may decrease because of increases or decreases in interest rates.

Our profitability may be directly affected by changes in interest rates. The following are some of the risks we face related to an increase in interest rates:

•	An interest rate increase may harm our earnings by reducing the spread between the interest we receive on our mortgage loans and our funding costs.

•	A substantial and sustained increase in interest rates could harm our loan origination volume because refinancings of existing loans, including cash-out refinancings and interest rate-driven refinancings, would be less attractive and qualifying for a purchase loan may be more difficult. Lower origination volume may harm our earnings by reducing origination income, net interest income and gain on sale of loans.

•	During periods of rising interest rates, the value and profitability of our loans may be harmed between the date of origination or purchase until the date we sell or securitize the loans.

•

When we securitize loans, the value of the residual interests we retain and the income we receive from the securitizations structured as financings are based primarily on the London Inter-Bank Offered Rate, or LIBOR. This

is because the interest on the underlying mortgage loans is based on fixed rates payable on the underlying loans for the first two or three years from origination while the holders of the applicable securities are generally paid based on an adjustable LIBOR-based yield. Therefore, an increase in LIBOR reduces the net income we receive from, and the value of, these mortgage loans and residual interests.

•	Our adjustable-rate mortgage loans have periodic and lifetime interest rate caps above which the interest rate on the loans may not rise. In the event of general interest rate increases, the rate of interest on these mortgage loans could be limited, while the rate payable on the senior certificates representing interests in a securitization trust into which these loans are sold may be uncapped. This would reduce the amount of cash we receive over the life of the loans in securitizations structured as financings and our residual interests, and could require us to reduce the carrying value of our residual interests.

We are also subject to risks from decreasing interest rates. For example, a significant decrease in interest rates could increase the rate at which loans are prepaid, which also could require us to reduce the carrying value of our residual interests. Moreover, if prepayments are greater than expected, the cash we receive over the life of our residual interests would be reduced. Higher-than-expected prepayments could also harm the value of our servicing portfolio. Therefore, any such changes in interest rates could harm our results of operations, financial condition and business prospects.

Our reliance on cash-out refinancings as a significant source of our origination volume increases the risk that our earnings will be harmed if the demand for this type of refinancing declines.

During the nine months ended September 30, 2004, approximately 54% of our loan production volume consisted of cash-out refinancings. Our reliance on cash-out refinancings as a significant source of our origination volume increases the risk that our earnings will be harmed if interest rates rise and the prices of homes decline, which would reduce the demand and production volume for this type of refinancing. A substantial and sustained increase in interest rates could significantly reduce the number of borrowers who would qualify or elect to pursue a cash-out refinancing and result in a decline in that origination source. Similarly, a decrease in home prices would reduce the amount of equity available to be borrowed against in cash-out refinancings and result in a decrease in our loan production volume from that origination source. Therefore, our reliance on cash-out refinancings as a significant source of our origination volume could harm our results of operations, financial condition and business prospects.

The loans we originate and hold are subprime, rather than prime, and generally have delinquency and default rates higher than prime loans, which could result in higher loan losses.

Subprime mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan. We bear the risk of delinquency and default on loans beginning when we originate them. In whole loan sales, our risk of delinquency typically only extends to the first payment, but when we securitize any of our loans, we continue to be exposed to delinquencies and losses through our residual interests and the loans underlying our on-balance sheet securitization transactions. We are required to establish reserves based on our anticipated delinquencies and losses. We also re-acquire the risks of delinquency and default for loans that we are obligated to repurchase. We attempt to manage these risks with risk-based loan pricing and appropriate underwriting policies and loan collection methods. However, we cannot assure you that such management policies will be successful and, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing and appropriate loss reserves, our business, financial condition, liquidity and results of operations could be harmed. As of September 30, 2004, the delinquency rate on mortgage loans that were 60 days or more past due and that we previously securitized in either on- or off-balance sheet transactions was 2.99%. The expected cumulative loss rate on these loans as of September 30, 2004 is approximately 3.21%, determined as the historical cumulative loss rates of more aged loans plus the expected cumulative loss rates on newer loans.

The geographic concentration of our mortgage loan originations increases our exposure to risks in those areas, especially California.

Over-concentration of our loan originations in any one geographic area increases our exposure to the economic and natural hazard risks associated with that area. For example, in the nine months ended September 30, 2004, approximately 41.3% of the aggregate principal amount of our mortgage loans were secured by property located in California. Certain parts of California have experienced an economic downturn in the past and have suffered the effects of certain natural hazards. Declines in the residential real estate markets in which we are concentrated may reduce the values of the properties collateralizing our mortgages, increase the risk of delinquency, foreclosure, bankruptcy, or losses and could harm our results of operations, financial condition and business prospects.

Furthermore, if borrowers are not insured for natural disasters, which are typically not covered by standard hazard insurance policies, then they may not be able to repair the property or may stop paying their mortgages if the property is damaged. A natural disaster that results in a significant number of delinquencies could cause increased foreclosures and decrease our ability to recover losses on properties affected by such disasters and could harm our results of operations, financial condition and business prospects.

Likewise, the secondary market pricing for pools of loans that are not geographically diverse is typically less favorable than for a diverse pool. Our inability to originate or purchase geographically diverse pools of loans could harm our results of operations, financial condition and business prospects.

An interruption or reduction in the securitization and whole loan markets could harm our financial position.

We are dependent on the securitization market for the sale of our loans because we securitize loans directly and many of our whole loan buyers purchase our loans with the intention to securitize them. The securitization market is dependent upon a number of factors, including general economic conditions, conditions in the securities market generally and conditions in the asset-backed securities market specifically. In addition, poor performance of our previously securitized loans could harm our access to the securitization market. Accordingly, a decline in the securitization market or a change in the market’s demand for our loans could harm our results of operations, financial condition and business prospects.

If we make any acquisitions, we will incur a variety of costs and may never realize the anticipated benefits.

If appropriate opportunities become available, we may attempt to acquire businesses that we believe are a strategic fit with our business. We currently have no agreements to consummate any material acquisitions. If we pursue any such transaction, the process of negotiating the acquisition and integrating an acquired business may result in operating difficulties and expenditures and may require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could harm our results of operations, financial condition and business prospects.

Our earnings from holding mortgage-backed securities or government securities may be harmed by changes in the level of interest rates, changes to the difference between short and longer term interest rates, changes to the difference between interest rates for these securities compared to other debt instruments, and an absence of or reduction in the availability, at favorable terms, of repurchase financing and other liquidity sources typically utilized by mortgage REITs.

From time to time, we may purchase mortgage-backed securities or government securities from third parties in order to comply with the income and asset tests necessary to maintain our REIT status. The value of, and return on, the mortgage-backed securities and government securities we hold will be affected by changes in the marketplace for such securities, as well as prepayment speeds in the case of mortgage-backed securities, and may be volatile and significantly different than projected. The securities that we hold may produce large losses instead of the income incorporated into our projections. The impact of changes in the marketplace for these securities on our results may be magnified because these holdings could be highly leveraged. Additionally, much of the financing we will use to hold these securities may be cancelable by our lenders on short notice. If our lenders cease providing financing to us on favorable terms, we would be forced to liquidate some or all of these securities, possibly at a substantial loss, which could harm our financial condition, results of operations and business prospects.

A material difference between the assumptions used in the determination of the value of our residual interests and our actual experience could harm our financial position.

As of September 30, 2004, the value on our balance sheet of our residual interests from securitization transactions was $207.3 million. The value of these residuals is a function of the delinquency, loss, prepayment speed and discount rate assumptions we use. It is extremely difficult to validate the assumptions we use in valuing our residual interests. In the future, if our actual experience differs materially from these assumptions, our cash flow, financial condition, results of operations and business prospects could be harmed.

New legislation could restrict our ability to make mortgage loans, which could harm our earnings.

Several states and cities are considering or have passed laws, regulations or ordinances aimed at curbing predatory lending practices. The federal government is also considering legislative and regulatory proposals in this regard. In general, these proposals involve lowering the existing federal Homeownership and Equity Protection Act thresholds for defining a “high-cost” loan, and establishing enhanced protections and remedies for borrowers who receive such loans. However, many of these laws and rules extend beyond curbing predatory lending practices to restrict commonly accepted lending activities, including some of our activities. For example, some of these laws and rules prohibit any form of prepayment charge or severely restrict a borrower’s ability to finance the points and fees charged in connection with the borrower’s loan. In addition, some of these laws and regulations provide for extensive assignee liability for warehouse lenders, whole loan buyers and securitization trusts. Because of enhanced risk and for reputational reasons, many whole loan buyers elect not to purchase any loan labeled as a “high cost” loan under any local, state or federal law or regulation. Accordingly, these laws and rules could severely constrict the secondary market for a significant portion of our loan production. This would effectively preclude us from continuing to originate loans that fit within the newly defined thresholds. For example, after the October 1, 2002 effective date of the Georgia Fair Lending Act, our lenders and secondary market buyers refused to finance or purchase our Georgia loans. As a result, we were forced to cease providing mortgages in Georgia until the law’s amendment a few months later. Similar laws have gone into effect in New Jersey, New Mexico, and Massachusetts that have impacted our ability to originate loans in those states. Moreover, some of our competitors who are national banks or federally chartered thrifts may not be subject to these laws and may, therefore, be able to capture market share from us and other lenders. For example, the Office of the Comptroller of the Currency recently issued regulations effective January 7, 2004 that preempt state and local laws that seek to regulate mortgage lending practices by national banks. Passage of such state and local laws could increase compliance costs, reduce fee income and lower origination volume, all of which could harm our results of operations, financial condition and business prospects.

We are no longer able to rely on the Alternative Mortgage Transactions Parity Act to preempt certain state law restrictions on prepayment penalties, which could harm our earnings.

The value of a mortgage loan depends, in part, upon the expected period of time that the mortgage loan will be outstanding. If a borrower pays off a mortgage loan in advance of this expected period, the holder of the mortgage loan does not realize the full value expected to be received from the loan. A prepayment penalty payable by a borrower who repays a loan earlier than expected helps offset the reduction in value resulting from the early payoff. Consequently, the value of a mortgage loan is enhanced to the extent the loan includes a prepayment penalty, and a mortgage lender can offer a lower interest rate and/or lower loan fees on a loan which has a prepayment penalty. Prepayment penalties are an important feature used to obtain value on the loans we originate.

Certain state laws restrict or prohibit prepayment penalties on mortgage loans and, until July 2003, we relied on the federal Alternative Mortgage Transactions Parity Act, or the Parity Act, and related rules issued in the past by the Office of Thrift Supervision, or OTS, to preempt state limitations on prepayment penalties. The Parity Act was enacted to extend to financial institutions, like us, which are not federally chartered depository institutions, the federal preemption that federally chartered depository institutions enjoy. However, on September 25, 2002, the OTS released a new rule that reduced the scope of the Parity Act preemption and, as a result, we are no longer able to rely on the Parity Act to preempt state restrictions on prepayment penalties. The effective date of the new rule, originally January 1, 2003, was subsequently extended by the OTS until July 1, 2003 in response to concerns from interested parties about the burdens associated with compliance. The elimination of this federal preemption has required us to comply with state restrictions on prepayment penalties. These restrictions prohibit us from charging any prepayment penalty in eight states and limit the amount or other terms and conditions of our prepayment penalties in several other states. This may place us at a competitive disadvantage relative to financial institutions that will continue to enjoy federal preemption of such state restrictions. Such institutions are able to charge prepayment penalties without regard to state restrictions and, as a result, may be able to offer loans with interest rate and loan fee structures that are more attractive than the interest rate and loan fee structures that we are able to offer. This competitive disadvantage could harm our results of operations, financial condition and business prospects.

The scope of our lending operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.

Because we are authorized to originate mortgage loans in all 50 U.S. states, we must comply with the laws and regulations, as well as judicial and administrative decisions, for all of these jurisdictions, as well as an extensive body of federal law and regulations. The volume of new or modified laws and regulations has increased in recent years, and individual cities and counties have begun to enact laws that restrict subprime loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations.

Our failure to comply with these laws can lead to:

•	civil and criminal liability;

•	loss of licensure;

•	damage to our reputation in the industry;

•	inability to sell or securitize our loans;

•	demands for indemnification or loan repurchases from purchasers of our loans;

•	fines and penalties and litigation, including class action lawsuits; or

•	administrative enforcement actions.

Any of these results could harm our results of operations, financial condition and business prospects.

If warehouse lenders and securitization underwriters face exposure stemming from legal violations committed by the companies to whom they provide financing or underwriting services, this could increase our borrowing costs and harm the market for whole loans and mortgage-backed securities.

In June 2003, a California jury found a warehouse lender and securitization underwriter liable in part for fraud on consumers committed by a lender to whom it provided financing and underwriting services. The jury found that the investment bank was aware of the fraud and substantially assisted the lender in perpetrating the fraud by providing financing and underwriting services that allowed the lender to continue to operate, and held the bank liable for 10% of the plaintiff’s damages. This is the first case we know of in which an investment bank was held partly responsible for violations committed by the bank’s mortgage lender customer. If other courts or regulators adopt this theory, investment banks may face increased litigation as they are named as defendants in lawsuits and regulatory actions against the mortgage companies with which they do business. Some investment banks may exit the business, charge more for warehouse lending or reduce the prices they pay for whole loans in order to build in the costs of this potential litigation. This could, in turn, harm our results of operations, financial condition and business prospects.

If lenders are prohibited from originating loans in the State of Illinois with fees in excess of 3% where the interest rate exceeds 8%, this could force us to curtail operations in Illinois.

In March 2004, an Illinois Court of Appeals found that the Illinois Interest Act, which caps fees at 3% for loans with an interest rate in excess of 8%, is not preempted by federal law. This ruling contradicts the view of the Federal Circuit Courts of Appeal, most state courts, the OTS and the Illinois Office of the Attorney General. If this ruling is not overturned, we may reduce operations in Illinois since it will reduce the return we and our investors can expect on higher risk loans. Moreover, as a result of this ruling, plaintiffs are filing actions against lenders, including us, seeking various forms of relief as a result of any fees received in the past which exceeded the applicable thresholds. Any such actions, if decided against us, could harm our results of operations, financial condition and business prospects.

High delinquencies or losses on the mortgage loans in our securitizations may decrease our cash flows or impair our ability to sell or securitize loans in the future.

Loans we make to lower credit grade borrowers, including credit-impaired borrowers, entail a higher risk of delinquency and higher losses than loans we make to borrowers with better credit. Virtually all of our loans are made to borrowers who do not qualify for loans from conventional mortgage lenders. No assurance can be given that our underwriting criteria or methods will afford adequate protection against the higher risks associated with loans made to lower credit grade borrowers. We continue to be subject to risks of default and foreclosure following the sale of loans through securitization. To the extent such losses are greater than expected, the cash flows we receive through residual interests and from our securitizations structured as financings would be reduced. Increased delinquencies or losses may also reduce our ability to sell or securitize loans in the future. Any such reduction in our cash flows or impairment in our performance could harm our results of operations, financial condition and business prospects.

The loss of our exemption under the Investment Company Act would harm us and our ability to make distributions to our stockholders.

We are not currently regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, and we intend to operate so as to not become regulated as an investment company under the Investment Company Act. For example, we intend to qualify for an exemption under the Investment Company Act that is available to companies that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Specifically, we intend to invest at least 55% of our assets in mortgage loans or mortgage-related assets securities that represent the entire ownership in a pool of mortgage loans and at least an additional 25% of our assets in mortgages, mortgage-related assets securities, securities of REITs and other real estate-related assets. As of September 30, 2004, 69% of our assets consisted of mortgage loans or mortgage-related assets that represent the entire ownership in a pool of mortgage loans and another 26% of our assets were invested in mortgages, mortgage-related assets, securities of REITs and other real estate-related assets.

If we fail to qualify for that exemption, we may be required to restructure our activities. For example, if the market value of our investments in equity securities were to increase by an amount that caused less than 55% of our assets to be invested in mortgage loans or mortgage-related assets that represent the entire ownership in a pool of mortgage loans, we might have to sell equity securities in order to qualify for an exemption under the Investment Company Act. In the event we must restructure our activities, our results of operations, financial condition and business prospects could be harmed.

Our inability to realize cash proceeds from loan sales and securitizations in excess of the loan acquisition cost could harm our financial position.

The net cash proceeds received from loan sales consist of the premiums we receive on sales of loans in excess of the outstanding principal balance, plus the cash proceeds we receive from securitizations structured as sales, minus the discounts on loans that we have to sell for less than the outstanding principal balance. If we are unable to originate loans at a cost lower than the cash proceeds realized from loan sales, our results of operations, financial condition and business prospects could be harmed.

Our credit facilities are subject to margin calls based on the lender’s opinion of the value of our loan collateral. An unanticipated large margin call could harm our liquidity.

The amount of financing we receive under our credit facilities depends in large part on the lender’s valuation of the mortgage loans that secure the financings. Each such facility provides the lender the right, under certain circumstances, to reevaluate the loan collateral that secures our outstanding borrowings at any time. In the event the lender determines that the value of the loan collateral has decreased, it has the right to initiate a margin call. A margin call would require us to provide the lender with additional collateral or to repay a portion of the outstanding borrowings. Any such margin call could harm our liquidity, results of operations, financial condition and business prospects.

We face intense competition that could harm our market share and our revenues.

We face intense competition from finance and mortgage banking companies and from Internet-based lending companies. In addition, certain government-sponsored entities, such as Fannie Mae and Freddie Mac, are also expanding their participation in the subprime mortgage industry. These government-sponsored entities have a size and cost-of-funds advantage that allows them to purchase loans with lower rates or fees than we are willing to offer. While the government-sponsored entities presently do not have the legal authority to originate mortgage loans, including subprime loans, they do have the authority to buy loans. A material expansion of their involvement in the market to purchase subprime loans could change the dynamics of the industry by virtue of their sheer size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices, these government-sponsored entities experience significantly higher-than-expected losses, such experience could harm the overall investor perception of the subprime mortgage industry.

Certain large finance companies and conforming mortgage originators also originate subprime mortgage loans to customers similar to the borrowers we serve. Competitors with lower costs of capital have a competitive advantage over us. In addition, establishing a wholesale lending operation such as ours requires a relatively small commitment of capital and human resources. This low barrier to entry permits new competitors to enter our markets quickly and compete with our wholesale lending business. Several new wholesale originators have been formed in recent years and have recruited former senior managers from our Wholesale Division. If these competitors are able to attract some of our key employees and disrupt our broker relationships, it could harm our results of operations, financial condition and business prospects.

Some thrifts, national banks and their operating subsidiaries are also expanding their subprime mortgage lending activities. By virtue of their charters, these institutions are exempt from complying with many of the state and local laws that affect our operations. For example, they are permitted to offer loans with prepayment charges in many jurisdictions where we cannot. If more of these federally chartered institutions are able to use their preemptive ability to provide more competitive pricing and terms than we can offer, it could harm our results of operations, financial condition and business prospects. We may also be forced to expand our operations at a pace that does not allow us to attract a sufficient number of employees with the capability to ensure we are in compliance with the numerous complex regulations applicable to our business as well as to enable us to provide high quality customer service and this could harm our results of operations, financial condition and business prospects.

In addition, to the extent we must purchase mortgage loans or mortgage-related assets from third parties, we must compete with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, other lenders and other entities that purchase mortgage loans or mortgage-backed securities, many of which have greater financial resources than we do. As a result, we may not be able to acquire sufficient mortgage-related assets with favorable yields over our borrowing costs, which could harm our results of operations, financial condition and business prospects.

The intense competition in the subprime mortgage industry has also led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current wholesale and retail structures and information systems to compete effectively. Our inability to continue enhancing our current Internet capabilities, or to adapt to other technological changes in the industry, could harm our results of operations, financial condition and business prospects.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When rates change, we expect to record a gain or loss on derivatives, which would be offset by an inverse change in the value of loans or residual interests. Additionally, from time to time, we may enter into hedging transactions in connection with our holdings of mortgage-backed securities and government securities with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items, and futures and forward contracts. At the present time, we intend to primarily use Euro Dollar futures contracts and interest rate swap agreements to manage the interest rate risk of our portfolio of adjustable-rate mortgages; however, our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. Additionally, we maintain a cash margin account against these hedges, the amount of which fluctuates with changes in interest rates. Any significant decrease in interest rates could result in a significant margin call, which would require us to provide the counterparty with additional cash collateral. Any such margin call could harm our liquidity, results of operations, financial condition and business prospects.

We cannot assure you that our use of derivatives will offset the risks related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will incur losses after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses, and such losses could harm our results of operations, financial condition and business prospects.

Complying with REIT requirements may limit our ability to hedge interest rate risk effectively.

The existing REIT provisions of the Internal Revenue Code substantially limit our ability to hedge mortgage-backed securities and government securities and related borrowings. Under these provisions, our aggregate gross income from qualified hedges (which generally include certain financial instruments used to hedge indebtedness incurred or to be incurred to acquire or carry “real estate assets”), together with any other income from certain non-qualifying sources, is limited to not more than 25% of our annual gross income. In addition, we must limit our aggregate gross income from non-qualified hedges, fees, and certain other non-qualifying sources to not more than 5% of our annual gross income. In addition, for calendar years beginning January 1, 2005, we must meet certain additional identification and other requirements for hedges to be qualified hedges. As a result, we might in the future have to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities or leave us exposed to greater risks associated with changes in interest rates than we would otherwise want to bear, which could harm our results of operations, financial condition and business prospects.

A decline in the quality of servicing could lower the value of our residual interests and our ability to sell or securitize loans and could harm the cash flows from our on-balance sheet securitizations.

In March 2001, we sold to Ocwen Federal Bank FSB the servicing rights on $4.8 billion of our servicing portfolio, which consisted of 25 separate asset-backed securities. In August 2001, Ocwen began servicing all of our newly originated loans pending their sale or securitization. However, in February 2002, we announced the intent to re-establish our in-house loan servicing platform. By October 1, 2002, we began servicing loans on our in-house servicing platform and at September 30, 2004, loans serviced on our platform totaled $21.8 billion. Ocwen is expected to continue to service the mortgage loans underlying our residual interests in transactions closed prior to 2003. Poor servicing and collections by third-party servicers could harm the value of our residual interests and our ability to sell or securitize loans, which could harm our results of operations, financial condition and business prospects. Likewise, poor servicing by our own servicing operation could harm the cash flows from our on-balance sheet securitizations, could hamper our ability to sell or securitize loans and could harm our results of operations, financial condition and business prospects.

The complex federal, state and municipal laws governing loan servicing activities could increase our exposure to the risk of noncompliance.

We service loans originated on a nationwide basis. Therefore, we must comply with the laws and regulations, as well as judicial and administrative decisions, of all relevant jurisdictions pertaining to loan servicing, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our servicing operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with the laws and regulations pertaining to loan servicing. Our failure to comply with these laws could lead to, among other things: (i) civil and criminal liability, including potential monetary penalties; (ii) legal defenses delaying or otherwise harming the servicer’s ability to enforce loans, or giving the borrower the right to rescind or cancel the loan transactions; (iii) class action lawsuits; and (iv) administrative enforcement actions. This could harm our results of operations, financial condition and business prospects.

We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, other vendors and our employees.

When we originate mortgage loans, we rely heavily upon information supplied by third parties, including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsaleable or subject to repurchase if it is sold prior to detection of the misrepresentation, and the persons and entities involved are often difficult to locate and it is often difficult to collect any monetary losses that we have suffered from them.

We have controls and processes designed to help us identify misrepresented information in our loan origination operations. We cannot assure you, however, that we have detected or will detect all misrepresented information in our loan originations.

We may be subject to fines or other penalties based upon the conduct of our independent brokers.

The mortgage brokers from which we obtain loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such liability on parties that take assignments of such loans. Recently, for example, the United States Federal Trade Commission, or FTC, entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender. The FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. The United States Justice Department in the past has sought to hold a subprime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers.

Changes in the volume and cost of loans originated by our Wholesale Division may decrease our loan production and decrease our earnings.

We depend primarily on independent mortgage brokers and, to a lesser extent, on correspondent lenders for the origination and purchase of our wholesale mortgage loans, which constitute the majority of our loan production. These independent mortgage brokers have relationships with multiple lenders and are not obligated by contract or otherwise to do business with us. We compete with these lenders for the independent brokers’ business on pricing, service, loan fees, costs and other factors. Competition from other lenders and purchasers of mortgage loans could negatively affect the volume and pricing of our wholesale loans, which could harm our results of operations, financial condition and business prospects.

If many of our borrowers become subject to the Servicemembers Civil Relief Act of 2003, our cash flows from our residual interests and our securitizations structured as financings may be harmed.

Under the Servicemembers Civil Relief Act, which in 2003 re-enacted the Soldiers’ and Sailors’ Civil Relief Act of 1940, a borrower who enters military service after the origination of the borrower’s mortgage loan generally may not be charged interest above an annual rate of 6% during the period of the borrower’s active duty status. The Act also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan. A prolonged, significant military mobilization as part of the war on terrorism or the war in Iraq could increase the number of the borrowers in our securitized pools who are subject to the Act and thereby reduce the interest payments collected from those borrowers. To the extent the number of borrowers who are subject to the Act is significant, the cash flows we receive from loans underlying our on-balance sheet securitizations and from our residual interests would be reduced, which could cause us to reduce the carrying value of our residual interests and would decrease our earnings. In addition, the Act imposes limitations that would impair the ability of the servicer to foreclose on an affected mortgage loan during the borrower’s period of active duty status, and, under certain circumstances, during an additional three month period thereafter. Any such reduction in our cash flows or impairment in our performance could harm our results of operations, financial condition and business prospects.

The inability to attract and retain qualified employees could significantly harm our business.

We depend on our wholesale account executives and retail loan officers to attract borrowers by, among other things, developing relationships with financial institutions,

other mortgage companies and brokers, real estate agents, borrowers and others. We believe that these relationships lead to repeat and referral business. The market for skilled account executives and loan officers is highly competitive and historically has experienced a high rate of turnover. In addition, if a manager is no longer employed by us, there is an increased likelihood that other members of his or her team will leave our employ as well. Competition for qualified account executives and loan officers may lead to increased hiring and retention costs. If we are unable to attract or retain a sufficient number of skilled account executives at manageable costs, we will be unable to continue to originate quality mortgage loans that we are able to sell for a profit, which could harm our results of operations, financial condition and business prospects.

An interruption in or breach of our information systems may result in lost business.

We rely heavily upon communications and information systems to conduct our business. Any failure or interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing. We are required to comply with significant federal and state regulations with respect to the handling of customer information, and a failure, interruption or breach of our information systems could result in regulatory action and litigation against us. We cannot assure you that such failures or interruptions will not occur or if they do occur that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could harm our results of operations, financial condition and business prospects.

The success and growth of our business will depend upon our ability to adapt to and implement technological changes.

Our mortgage loan origination business is currently dependent upon our ability to effectively interface with our brokers, borrowers and other third parties and to efficiently process loan applications and closings. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, accept electronic signatures and provide process status updates instantly and other customer-expected conveniences that are cost-efficient to our process. In addition, we are in the process of implementing a new loan origination system. Implementing and becoming proficient with the new loan origination system and other new technology will require significant financial and personnel resources. There is no guarantee that the implementation of our new loan origination system or other new technology will be successful. To the extent that we become reliant on any particular technology or technological solution, we may be harmed to the extent that such technology or technological solution (i) becomes non-compliant with existing industry standards, (ii) fails to meet or exceed the capabilities of our competitors’ equivalent technologies or technological solutions, (iii) becomes increasingly expensive to service, retain and update, or (iv) becomes subject to third-party claims of copyright or patent infringement. Any failure to acquire technologies or technological solutions when necessary could limit our ability to remain competitive in our industry and could also limit our ability to increase the cost-efficiencies of our operating model, which could harm our results of operations, financial condition and business prospects.

We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which could harm our earnings.

When we sell loans, we are required to make customary representations and warranties about such loans to the loan purchaser. Our whole loan sale agreements require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser or make a misrepresentation during the mortgage loan origination process. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Likewise, we are required to repurchase or substitute loans if we breach a representation or warranty in connection with our securitizations. The remedies available to a purchaser of mortgage loans are generally broader than those available to us against the originating broker or correspondent. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the unpaid principal balance. Significant repurchase activity could harm our cash flow, results of operations, financial condition and business prospects.

We are exposed to the risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to residential properties and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our cash flow, results of operations, financial condition and business prospects could be harmed.

If we do not manage our growth effectively, our financial performance could be harmed.

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 2000, we had approximately 1,500 employees and by September 30, 2004, we had approximately 4,900 employees. Many of these employees have a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls.

Various factors may cause the market price of our common stock to become volatile, which could harm our ability to access the capital markets in the future.

The market price of our common stock may experience fluctuations that are unrelated to our operating performance. In particular, the market price of our common stock may be affected by general market price movements as well as developments specifically related to the consumer finance industry and the financial services sector. These could include, among other things, interest rate movements, quarterly variations or changes in financial estimates by securities analysts, or a significant reduction in the price of the stock of another participant in the consumer finance industry. This volatility may make it difficult for us to access the capital markets through additional secondary offerings of our common stock, regardless of our financial performance, and such difficulty may preclude us from being able to take advantage of certain business opportunities or meet our obligations, which could, in turn, harm our results of operations, financial condition and business prospects.

We may change our policies in ways that harm our financial condition or results of operations.

Our investment and financing policies and our policies with respect to other activities, including our growth, debt capitalization, distributions, REIT status and operating policies are determined by our board of directors. Our board of directors may change these policies at any time without a vote of our stockholders. A change in these policies might harm our financial condition, results of operations or business prospects.

Compliance with the Sarbanes-Oxley Act of 2002 and proposed and recently enacted changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 and rules and regulations promulgated by the Securities and Exchange Commission and the NYSE have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices for public companies, including ourselves. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee.

Risks Related to Our Common Stock

The stock price of our common stock and trading volume may be volatile, which could result in substantial losses for stockholders.

The market price of our common stock may be highly volatile and subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	general market and economic conditions;

•	actual or anticipated changes in our future financial performance;

•	changes in market interest rates;

•	competitive developments, including announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships or capital commitments;

•	the operations and stock performance of our competitors;

•	developments in the mortgage lending industry or the financial services sector generally;

•	the impact of new state or federal legislation or court decisions restricting the activities of lenders or suppliers of credit in our market;

•	fluctuations in our quarterly operating results;

•	changes in financial estimates by securities analysts;

•	additions or departures of senior management and key personnel; and

•	actions by institutional stockholders.

We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. In addition, the stock market in general can experience considerable price and volume fluctuations.

We have not established a minimum distribution level and we may not have the ability to make distributions to our stockholders in the future.

We intend to make quarterly distributions to our stockholders beginning in the fourth quarter of 2004 and to distribute to our stockholders all or substantially all of our REIT taxable income, without regard to the dividends paid deduction and excluding net capital gains, in each year. We have not established a minimum distribution level and we may not be able to make distributions. In addition, some of our distributions may include a return of capital. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and other factors as our board of directors may deem relevant from time to time. We cannot predict our ability to make distributions to our stockholders in the future.

Our board of directors may authorize the issuance of additional shares that may cause dilution and may depress the price of our common stock.

Our charter permits our board of directors, without stockholder approval, to:

•	authorize the issuance of additional common or preferred stock in connection with future equity offerings, acquisitions of securities or other assets of companies; and

•	classify or reclassify any unissued common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares, including the issuance of shares of preferred stock that have preference rights over the common stock with respect to dividends, liquidation, voting and other matters or shares of common stock that have preference rights over our common stock with respect to voting.

The issuance of additional shares of our common stock could be substantially dilutive to our existing stockholders’ shares and may depress the price of our common stock.

Future offerings of debt securities, which would be senior to our common stock in liquidation, or equity securities, which would dilute our existing stockholders’ interests and may be senior to our common stock for the purposes of distributions, may harm the market price of our common stock.

In the future, we will seek to access the capital markets from time to time by making additional offerings of debt and/or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, preferred stock or common stock. We will not be precluded by the terms of our charter documents from issuing additional debt or equity securities. Accordingly, we could become more highly leveraged, resulting in an increase in debt service that could harm our ability to make expected distributions to stockholders and in an increased risk of default on our obligations. If we were to liquidate, holders of our debt and lenders with respect to other borrowings will receive a distribution of our available assets before the holders of our common stock. Additional equity offerings by us may dilute our existing stockholders’ interest in us or reduce the market price of shares of our common stock, or both. Our preferred stock, if issued, could have a preference on distribution payments that could limit our ability to make a distribution to our common stockholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, our existing stockholders will bear the risk of our future offerings reducing the market price of shares of our common stock and diluting their interest in us.

The stock ownership limit imposed by our charter may inhibit market activity in our stock and may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after our first REIT taxable year. Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and provides that, unless exempted by our board of directors, no person may beneficially own more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of any class or series of our capital stock. Our directors also have authority under our charter to impose a similar ownership limitation as to any separate class or series of preferred stock we may issue in the future. Our board of directors may grant an exemption from that ownership limit in its sole discretion, subject to such conditions, representations and undertakings as it may determine that are consistent with ensuring compliance with the REIT provisions of the Internal Revenue Code. If anyone acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Internal Revenue Code for REITs, we:

•	will consider the transfer to be null and void;

•	will not reflect the transaction on our books;

•	may institute legal action to enjoin the transaction;

•	will not pay dividends or other distributions with respect to those shares;

•	will not recognize any voting rights for those shares; and

•	will consider the shares held in trust for the benefit of a charitable beneficiary as designated by us.

The trustee shall sell the shares held in trust and the owner of the excess shares will be entitled to the lesser of:

(1)	the price paid by the transferee;

(2)	if the transferee did not purchase the excess shares, the closing price for the shares on the national securities exchange on which our common stock is listed or quoted on the day of the event causing the shares to be held in trust; or

(3)	the price received by the trustee from the sale of the shares.

This ownership limit could delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in our stockholders’ best interest and may result in the entrenchment of our board of directors and management regardless of performance.

Certain provisions of Maryland law and our charter and bylaws could hinder, delay or prevent a change in control of us.

Certain provisions of Maryland law and our charter and bylaws could have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control of us, and may have the effect of entrenching our management and members of our board of directors, regardless of performance. These provisions include the following:

•	Classified board of directors. Our board of directors will be divided into three classes with staggered terms of office of three years each. The classification and staggered terms of office of our directors will make it more difficult for a third party to gain control of our board of directors. At least two annual meetings of stockholders, instead of one, generally would be required to effect a change in a majority of our board of directors.

•	Removal of directors. Under our charter, subject to the rights of one or more classes or series of preferred stock to elect one or more directors, a director may be removed only for cause and only by the affirmative vote of at least two-thirds of all votes entitled to be cast by our stockholders generally in the election of directors.

•	Number of directors, board vacancies, term of office. Under our bylaws, we have elected to be subject to certain provisions of Maryland law which vest in the board of directors the exclusive right to determine the number of directors and the exclusive right, by the affirmative vote of a majority of the remaining directors, to fill vacancies on the board even if the remaining directors do not constitute a quorum. These provisions of Maryland law, which are applicable even if other provisions of Maryland law or the charter or bylaws provide to the contrary, also provide that any director elected to fill a vacancy shall hold office for the remainder of the full term of the class of directors in which the vacancy occurred, rather than the next annual meeting of stockholders as would otherwise by the case, and until his or her successor is elected and qualified.

•	Limitation on stockholder requested special meetings. Our bylaws provide that our stockholders have the right to call a special meeting only upon the written request of the stockholders entitled to cast not less than a majority of all the votes entitled to be cast by the stockholders at such meeting.

•	Advance notice provisions for stockholder nominations and proposals. Our bylaws require advance written notice for stockholders to nominate persons for election as directors at, or to bring other business before, any meeting of our stockholders. This bylaw provision limits the ability of our stockholders to make nominations of persons for election as directors or to introduce other proposals unless we are notified in a timely manner prior to the meeting.

•	Exclusive authority of our board to amend our bylaws. Our bylaws provide that our board of directors has the exclusive power to adopt, alter or repeal any provision of the bylaws or to make new bylaws. Thus, our stockholders may not effect any changes to our bylaws.

•	Preferred stock. Under our charter, our board of directors has authority to issue preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of stockholders.

•	Duties of directors with respect to unsolicited takeovers. Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (1) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (2) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders rights plan, (3) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act, or (4) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under Maryland law the act of the directors of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

•	Ownership limit. In order to preserve our status as a REIT under the Internal Revenue Code, our charter generally prohibits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of any class or series of our common stock unless the board of directors waives or modifies this ownership limit.

•	Maryland Business Combination Act. The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of a Maryland corporation. Our board of directors has adopted a resolution exempting us from this statute. However, our board of directors may repeal or modify this resolution in the future, in which case the provisions of the Maryland Business Combination Act will be applicable to business combinations between us and other persons.

•	Maryland Control Share Acquisition Act. Maryland law provides that “control shares” of a corporation acquired in a “control share acquisition” shall have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to be cast on the matter under the Maryland Control Share Acquisition Act. “Control shares” means shares of stock that, if aggregated with all other shares of stock previously acquired by the acquirer, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of the voting power: one tenth or more but less than one third, one third or more but less than a majority or a majority or more of all voting power. A “control share acquisition” means the acquisition of control shares, subject to certain exceptions. If voting rights of control shares acquired in a control share acquisition are not approved at a stockholders’ meeting, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholders’ meeting and the acquirer becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. Our bylaws contain a provision exempting acquisitions of our shares from the Maryland Control Share Acquisition Act. However, our board of directors may amend our bylaws in the future to repeal or modify this exemption, in which case any control shares acquired in a control share acquisition will be subject to the Maryland Control Share Acquisition Act.

Tax Risks Related to Our Status as a REIT

We may be unable to comply with the requirements applicable to REITs or compliance with such requirements could harm our financial condition.

We intend to qualify as a REIT under the Internal Revenue Code, which will afford us significant tax advantages. The requirements for this qualification, however, are highly technical and complex and our management has limited experience in operating a REIT. Even a technical or inadvertent mistake could jeopardize our REIT status. The determination that we qualify as a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 75% of our gross income must come from real estate sources and 95% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws, mainly interest and dividends. We are subject to various limitations on our ownership of securities, including a limitation that the value of our investment in taxable REIT subsidiaries, including New Century TRS and its subsidiaries, cannot exceed 20% of our total assets. In addition, at the end of each calendar quarter, at least 75% of our assets must be qualifying real estate assets, government securities and cash and cash items. The need to comply with these asset ownership requirements may cause us to acquire other assets that are qualifying real estate assets for purposes of the REIT requirements (for example, interests in other mortgage loan portfolios or mortgage-related assets) but are not part of our overall business strategy and might not otherwise be the best investment alternative for us. Moreover, we may be unable to acquire sufficient qualifying REIT assets, due to our inability to obtain adequate financing or otherwise, in which case we may fail to qualify as a REIT.

To qualify as a REIT, we must distribute to our stockholders with respect to each year at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gain). After-tax earnings generated by our taxable REIT subsidiaries and not distributed to us are not subject to these distribution requirements and may be retained by such subsidiaries to provide for future growth, subject to the limitations imposed by REIT tax rules. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We could be required to seek to borrow funds on a short-term basis even if conditions are not favorable for borrowing, or to sell loans from our portfolio potentially at disadvantageous prices, to meet the REIT distribution requirements and to avoid corporate income tax and the 4% nondeductible excise tax. These alternatives could harm our financial condition and could reduce amounts available to originate mortgage loans.

If we fail to qualify or remain qualified as a REIT, our distributions will not be deductible by us, and we will be subject to federal income tax on our taxable income. This would substantially reduce our earnings, our cash available to pay distributions and yields on investments in our stock. We would not be required to make any distributions to stockholders. The resulting tax liability, in the event of our failure to qualify as a REIT, might cause us to borrow funds, liquidate some of our investments or take other steps that could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we generally would be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

We may not qualify as a REIT if the value of our investment in our taxable REIT subsidiaries exceeds 20% of the value of our total assets at the close of any calendar quarter.

To qualify as a REIT, not more than 20% of the value of our total assets may be represented by the securities of one or more taxable REIT subsidiaries at the close of any calendar quarter, subject to a 30-day “cure” period following the close of the quarter. Our taxable REIT subsidiaries, including New Century TRS and its subsidiaries, conduct a substantial portion of our business activities, including a majority of our loan origination and servicing activities. Under our current business plan, we expect to accumulate a significant amount of earnings in our taxable REIT subsidiaries. We will monitor the value of our investment in New Century TRS and our other taxable REIT subsidiaries in relation to our other assets to comply with the 20% asset test. There cannot be complete assurance that we will be successful in that effort. In certain cases, we may need to borrow from third parties to acquire additional qualifying REIT assets or increase the amount and frequency of dividends from our taxable REIT subsidiaries in order to comply with the 20% asset test. Moreover, there can be no assurance that the Internal Revenue Service will not disagree with those determinations. If the Internal Revenue Service determines that the value of our investment in New Century TRS and other taxable REIT subsidiaries was more than 20% of the value of our total assets at the close of any calendar quarter, we could lose our REIT status.

We may incur excess inclusion income that would increase the tax liability of our stockholders.

In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income as defined in Section 512 of the Internal Revenue Code. If we realize excess inclusion income and allocate it to stockholders, however, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Internal Revenue Code. If the stockholder is foreign, it would generally be subject to U.S. federal income tax withholding on this income without reduction pursuant to any otherwise applicable income-tax treaty. U.S. stockholders would not be able to offset such income with net operating losses.

Excess inclusion income could result if we held a residual interest in a real estate mortgage investment conduit, or REMIC. Excess inclusion income also may be generated if we were to issue debt obligations with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments that we received on our mortgage-backed securities securing those debt obligations. We may enter into various repurchase agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgage securities if we default on our obligations. In addition, we may engage in non-REMIC collateralized mortgage obligation, or CMO, securitizations. The Internal Revenue Service may determine that these borrowings give rise to excess inclusion income that should be allocated among our stockholders. Finally, we may invest in equity securities of other REITs and it is possible that we might receive excess inclusion income from those investments.

Our use of taxable REIT subsidiaries may affect the price of our common stock relative to the stock price of other REITs.

Following our election to be taxed as a REIT, we will conduct a substantial portion of our mortgage loan origination and servicing activities through one or more taxable REIT subsidiaries and possibly one or more qualified REIT subsidiaries. Taxable REIT subsidiaries are corporations subject to corporate-level tax. This REIT/taxable REIT subsidiary structure may cause the market to place a lower value on our common stock than the stock of other publicly-traded REITs, which may not use taxable REIT subsidiaries as extensively as we plan to following our election to be taxed as a REIT.

Even if we qualify as a REIT, the income earned by our taxable REIT subsidiaries will be subject to federal income tax and we could be subject to an excise tax on non-arm’s-length transactions with our taxable REIT subsidiaries.

Our taxable REIT subsidiaries, including New Century TRS and its subsidiaries, expect to earn income from activities that are prohibited or restricted for REITs, and will owe income taxes on the taxable income from these activities. For example, we expect that New Century TRS and its subsidiaries will earn income from our loan origination and sales activities, as well as from other origination and servicing functions, which would generally not be qualifying income for purposes of the gross income tests applicable to REITs or might otherwise be subject to adverse tax liability if the income were generated by a REIT. New Century TRS and its subsidiaries will be taxable as C corporations and will be subject to federal, state and local income tax at the applicable corporate rates on their taxable income, notwithstanding our qualification as a REIT.

In the event that any transactions between us and New Century TRS and its subsidiaries are not conducted on an arm’s-length basis, we could be subject to a 100% excise tax on certain amounts from such transactions. We believe that all such transactions will be conducted on an arm’s-length basis, but there can be no assurance that the Internal Revenue Service will not successfully contest the arm’s-length nature of such transactions or that we will otherwise be able to avoid application of the 100% excise tax. Any such tax could affect our overall profitability and the amounts of distributions to our stockholders.

We may, at some point in the future, borrow funds from one or more of our corporate subsidiaries. Although any such intercompany borrowings will be structured so as to constitute indebtedness for all tax purposes, no assurance can be given that the

Internal Revenue Service will not challenge such arrangements, in which case the borrowing may be recharacterized as a dividend distribution to us by our subsidiary. Any such recharacterization may cause us to fail one or more of the REIT requirements.

Complying with REIT requirements might cause us to forego otherwise attractive opportunities, including certain acquisitions.

In order to qualify as a REIT for U.S. federal income tax purposes, we must satisfy tests concerning, among other things, our sources of income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may cause us to forego opportunities, including certain acquisitions, we would otherwise pursue.

The tax imposed on REITs engaging in “prohibited transactions” will limit our ability to engage in transactions, including certain methods of securitizing loans, that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property but including any mortgage loans held in inventory primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell a loan or securitize the loans in a manner that was treated as a sale of such inventory for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans other than through our taxable REIT subsidiaries and may limit the structures we utilize for our securitization transactions even though such sales or structures might otherwise be beneficial for us. In addition, this prohibition may limit our ability to restructure our portfolio of mortgage loans from time to time even if we believe it would be in our best interest to do so. However, the sales of loans we expect to make from New Century TRS and its subsidiaries following the merger will not be subject to this prohibited transaction tax since New Century TRS and its subsidiaries will be taxable REIT subsidiaries.

Misplaced reliance on legal opinions or statements by issuers of mortgage-backed securities and government securities could result in a failure to comply with REIT gross income or assets tests.

When purchasing mortgage-backed securities and government securities, we may rely on opinions of counsel for the issuer or sponsor of such securities, or statements made in related offering documents, for purposes of determining whether and to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income that qualifies under the REIT gross income tests. The inaccuracy of any such opinions or statements may harm our REIT qualification and result in significant corporate level tax.

We may not qualify as a REIT if we fail to distribute as of the end of calendar year 2004 any undistributed earnings and profits that are attributable to New Century Credit.

To qualify as a REIT, we cannot have as of the end of any taxable year any undistributed earnings and profits that are attributable to a non-REIT C corporation, or C corporation E&P. As part of the formation transactions, we acquired all of the capital stock of New Century Credit, which was formerly our indirect wholly-owned subsidiary. As a result of the acquisition, New Century Credit became a qualified REIT subsidiary and we succeeded to New Century Credit’s C corporation E&P. Thus, we will distribute such C corporation E&P (approximately $1.0 million) as of the close of our first taxable year as a REIT.

A national accounting firm has prepared an estimate of New Century Credit’s C corporation E&P, which we will use to determine the amount of the special E&P distribution that we must make to purge New Century Credit’s C corporation E&P. However, the determination of C corporation E&P is extremely complex and the computations by our national accounting firm are not binding on tax authorities. If we fail to distribute an amount at least equal to the inherited C corporation E&P of New Century Credit as of the close of our first taxable year as a REIT, we could fail to qualify as a REIT.

We may be harmed by changes in tax laws applicable to REITs, or the reduced 15% tax rate on certain corporate dividends.

Our business may be harmed by changes to the laws and regulations affecting us, including changes to securities laws and changes to the Internal Revenue Code applicable to the taxation of REITs. New legislation may be enacted into law or new interpretations, rulings or regulations could be adopted, any of which could harm us and our stockholders, potentially with retroactive effect.

Generally, dividends paid by REITs are not eligible for the 15% U.S. federal income tax rate on certain corporate dividends, with certain exceptions. The more favorable treatment of regular corporate dividends could cause domestic non-corporate investors to consider stocks of other corporations that pay dividends as more attractive relative to stocks of REITs. It is not possible to predict whether the reduced 15% tax rate on certain corporate dividends will affect the market price of our common stock or what the effect will be.

In addition, legislation has been introduced from time to time that would amend certain rules relating to REITs. As of the date hereof, it is not possible to predict with any certainty whether any such legislation will be enacted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

General

We carry interest-sensitive assets on our balance sheet that are financed by interest-sensitive liabilities. Since the interval for re-pricing of the assets and liabilities is not matched, we are subject to interest-rate risk. A sudden, sustained increase or decrease in interest rates would impact our net interest income, as well as the fair value of our mortgage loans held for investment and related financing, and our residual interests in securitizations. We employ hedging strategies from time to time to manage the interest-rate risk inherent in our assets and liabilities. These strategies are designed to create gains when movements in interest rates cause our cash flows and/or the value of our assets to decline, and result in losses when movements in interest rates cause our cash flows and/or the value of our assets to increase.

Changes in market interest rates affect our estimations of the fair value of mortgage loans held for sale, and the fair value of our mortgage loans held for investment and related derivatives. Changes in fair value that are stated below are derived based upon immediate and equal changes to market interest rates of various maturities. The base or current interest rate curve is adjusted by the levels shown below (dollars in thousands):

As of September 30, 2004:

	+ 50bp	+ 100bp	– 50bp	– 100bp
Change in fair value of residual interests in securitizations	$(1,720)	(2,653)	2,436	9,222
Change in fair value of derivatives related to residual interests in securitizations	988	1,975	(988)	(1,975)
Change in fair value of mortgage loans held for investment	(63,202)	(131,409)	61,792	117,129
Change in fair value of derivatives related to mortgage loans held for investment	59,213	118,425	(59,213)	(118,425)

Net change	$(4,721)	(13,662)	4,027	5,951

As of December 31, 2003:

	+ 50bp	+ 100bp	– 50bp	– 100bp
Change in fair value of residual interests in securitizations	$(3,937)	(7,055)	4,596	9,886
Change in fair value of derivatives related to residual interests in securitizations	3,275	6,550	(3,275)	(6,550)
Change in fair value of mortgage loans held for investment	(30,302)	(62,629)	28,915	56,785
Change in fair value of derivatives related to mortgage loans held for investment	24,325	48,650	(24,325)	(48,650)

Net change	$(6,639)	(14,484)	5,911	11,471

Item 4. Controls and Procedures

As of September 30, 2004, the end of our third quarter, our management, including our Chief Executive Officer, Chief Financial Officer, Vice Chairman – Finance, and President and Chief Operating Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, Vice Chairman—Finance and President and Chief Operating Officer concluded, as of September 30, 2004, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our quarter ended September 30, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have previously disclosed our material litigation and regulatory issues in the Annual Report on Form 10-K filed by New Century TRS and in our other filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Below we have provided updates on those matters for which there were material developments during the third quarter of 2004.

Barney. In December 2001, Sandra Barney filed a class action complaint against New Century Mortgage in the Circuit Court in Cook County, Illinois. The complaint alleges the unauthorized practice of law and violation of the Illinois Consumer Fraud Act for performing document preparation services for a fee by non-lawyers, and seeks to recover the fees charged for the document preparation, compensatory and punitive damages, attorneys’ fees and costs. We filed a motion to dismiss in February 2002. The court thereafter consolidated our case with other similar cases filed against other lenders. In August 2002, the court ordered plaintiffs in all the consolidated cases to dismiss their cases with prejudice. Our individual plaintiff filed her notice of appeal in September 2002 and the appeal was then consolidated with 36 similar cases (Jenkins case). Appellate argument was heard on December 2, 2003. The appellate court affirmed the dismissal of the consolidated cases on December 31, 2003. The plaintiff then timely filed a petition for leave to appeal the appellate court’s decision. Our response to the petition was filed in February 2004. The Illinois Supreme Court granted leave to appeal the consolidated cases, and consolidated the Jenkins case with a similar appellate action also proceeding in Illinois (King case). The plaintiffs/appellants filed their opening brief in April 2004. We filed our consolidated response brief in July 2004. The plaintiffs/appellants filed their reply brief and oral argument was heard on September 28, 2004. We await a ruling.

Bernstein. In April 2002, Paul Bernstein filed a class action complaint against New Century Mortgage in the Circuit Court of Cook County, Chicago, Illinois seeking damages for receiving unsolicited advertisements to telephone facsimile machines in violation of the Telephone Consumer Protection Act, 47 U.S.C. §227, and the Illinois Consumer Fraud Act. The plaintiffs filed an amended complaint on May 1, 2003 and on September 18, 2003 the judge granted New Century Mortgage’s motion to dismiss with respect to the Illinois Consumer Fraud Act and permitted the plaintiff to replead on an individual, not consolidated, basis. On September 30, 2003, the plaintiff filed a motion for class certification and second amended complaint. The court has consolidated similar cases into three groups. We sought and obtained an order permitting us to join other defendants in this consolidated action and file a motion to dismiss the second amended complaint. Oral argument on our consolidated motion was heard on March 30, 2004. The judge dismissed the Illinois Consumer Fraud count. At the class certification hearing on August 10, 2004, the plaintiffs’ motion for class certification was withdrawn and the parties agreed to a settlement in principle. Pursuant to the settlement, the plaintiffs filed a third amended complaint seeking a nationwide class. We do not believe the settlement will have a material impact on our financial position. Our insurance carriers have agreed to defend us with a reservation of rights.

Overman. In September 2002, Robert E. Overman and Martin Lemp filed a class action complaint in the Superior Court for Alameda County, California, against New Century TRS, New Century Mortgage, U.S. Bancorp, Loan Management Services, Inc., and certain individuals affiliated with Loan Management Services. The complaint alleges violations of the California Consumers Legal Remedies Act, Unfair, Unlawful and Deceptive Business and Advertising Practices in violation of Business & Professions Code §§17200 and 17500, Fraud-Misrepresentation and Concealment and Constructive Trust/Breach of Fiduciary Duty and damages including restitution, compensatory and punitive damages, and attorneys’ fees and costs. The plaintiffs filed an amended complaint in July 2003 and in September 2003 the judge granted our demurrer challenging their claims in part. The Consumers Legal Remedies claim was dismissed and the plaintiffs withdrew the Constructive Trust/Breach of Fiduciary Duty claim. We filed our answer to the plaintiffs’ amended complaint in September 2003. We then filed a §128.7 sanctions motion seeking dismissal of the case. On December 8, 2003, the court granted the motion for sanctions against the plaintiffs for filing a first amended complaint whose allegations against New Century TRS and New Century Mortgage were devoid of evidentiary support and ordered all those claims stricken without prejudice. On January 27, 2004, the court entered a judgment of dismissal without prejudice in our favor. The plaintiffs filed a notice of appeal on February 20, 2004 from the judgment entered in our favor and the order granting our motion for sanctions. The plaintiffs also filed a motion with the appellate court to consolidate this appeal with three additional appeals they have sought in similar cases against other lenders. On May 28, 2004, the court denied the motion. The plaintiffs/appellants filed their opening brief on July 12, 2004 and our response brief was filed on October 8, 2004.

England. In April 2003, we were served with a complaint seeking class action status filed by two former, short-term employees, Kimberly A. England and Gregory M. Foshee, against New Century TRS, New Century Mortgage, Worth Funding Incorporated (now known as New Century Credit) and The Anyloan Company. The action was removed on May

12, 2003 from the 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana to the U.S. District Court for the Middle District of Louisiana in response to our Petition for Removal. The complaint alleges failure to pay overtime wages in violation of the federal Fair Labor Standards Act. The plaintiffs filed an additional action in Louisiana state court (19th Judicial District Court, Parish of East Baton Rouge) on September 18, 2003, adding James Gray as a plaintiff and seeking unpaid wages under state law, with no class claims. This second action was removed on October 3, 2003 to the U.S. District Court for the Middle District of Louisiana, and was ordered consolidated with the first action. In April 2004, the U.S. District Court unilaterally de-consolidated the James Gray individual action. In September 2003, the plaintiffs also filed a motion to dismiss their claims in Louisiana to enable them to join in a subsequently filed case in Minnesota entitled Klas vs. New Century TRS, et al. We opposed the motion and the court agreed with our position and refused to dismiss the plaintiffs’ case, as it was filed first. The Klas case has now been consolidated with this case and discovery is proceeding. We filed a motion to dismiss Worth Funding Incorporated (now known as New Century Credit) and The Anyloan Company as defendants. The court granted our motion to dismiss in April 2004. On June 28, 2004, we filed a motion to reject conditional certification of a collective action. We await a ruling.

Ines & Marquez. In October 2003, New Century Mortgage was served with a complaint filed by Canales Jose Ines and Maria S. Marquez seeking class action status filed in the U.S. District Court, Northern District of Illinois. The complaint also named the broker, title company and related parties as defendants: Tamayo Financial Title, Inc., Presidential Title, Inc., Juan Tamayo Jr., Jose Tamayo and Luis Tamayo. The complaint alleged violations of the TILA related to the fees charged for title insurance and recording fees. We filed our motion to dismiss in December 2003 and the motion was fully briefed in January 2004. On April 5, 2004, the court granted our motion to dismiss and directed the clerk of the court to enter judgment in our favor and terminate the case from the court’s docket. On April 13, 2004, the plaintiffs filed a motion for reconsideration and for leave to amend their complaint. The motion was fully briefed in June 2004. On July 20, 2004, the court denied the plaintiffs’ motion for reconsideration and the plaintiff’s motion for leave to amend. Plaintiffs did not seek to appeal the order dismissing New Century Mortgage.

Wade. In October 2003, New Century Mortgage was served with a complaint filed by Denise Wade seeking class action status filed in the U.S. District Court, Northern District of Illinois. The complaint was filed by the same attorney as the Ines case and named the broker, title company, and current servicer: Providential Bancorp, Ltd., Jet Title Services, LLC, and Ocwen Federal Bank, FSB. The complaint similarly alleges violations of the TILA related to the fees charged for title insurance and recording fees. We filed our motion to dismiss in November 2003 and the motion was fully briefed in January 2004. The plaintiff filed a motion to amend in April 2004 and it was fully briefed in June 2004. On September 20, 2004, the plaintiff filed a motion for class certification and the court has set a briefing schedule. On September 29, 2004, we filed a motion to strike, or in the alternative, to stay the plaintiff’s motion for class certification. By an Order dated September 29, 2004, the plaintiff’s motion to amend the complaint was denied and New Century Mortgage’s motion to dismiss was granted.

Lum. In December 2003, New Century Mortgage was served with a class action complaint filed by Elaine Lum in the state court in Suffolk County, New York. The complaint alleged that certain payments New Century Mortgage makes to mortgage brokers, sometimes referred to as yield spread premiums, interfered with the contractual relationship between Ms. Lum and her broker. The complaint also sought damages related thereto for fraud, wrongful inducement/breach of fiduciary duty, violation of deceptive acts and practices, unjust enrichment and commercial bribing. The complaint seeks class certification for similarly situated borrowers in the State of New York. We filed a motion to dismiss on January 30, 2004. The judge granted our motion and dismissed all claims on March 23, 2004. On April 12, 2004, the plaintiff filed a notice of appeal, seeking review of the court’s order granting our motion to dismiss. The plaintiff is seeking an extension to file their appeal brief.

Warburton. In June 2004, New Century TRS and New Century Mortgage were named as defendants and served with a class action complaint filed by Joseph and Emma Warburton, as plaintiffs, in the United States District Court of New Jersey. The complaint alleges violations of the Real Estate Settlement Procedures Act, the TILA and the New Jersey Consumer Fraud Act, and unjust enrichment. The complaint also alleges certain other violations against defendants unrelated to New Century TRS and New Century Mortgage, including Foxtons, Inc., Foxtons North America, Foxtons Realtor and Foxtons Financial, Inc., which we refer to collectively as Foxtons, and Worldwide Financial Resources, Inc. The plaintiffs allege, among other things, that Foxtons, acting as their broker, charged fees and received a yield spread premium without disclosing the same to them until the time of closing. The class is defined as all persons in the state of New Jersey who have purchased, or sought to purchase, a home listed for sale by Foxtons and who have paid a prequalification application fee, or who have received and accepted an offer from Foxtons for a fixed interest rate mortgage loan that Foxtons failed to deliver as promised and who have suffered damages as a result. The complaint seeks to enjoin the wrongful conduct alleged, recovery of actual and statutory damages, and attorneys’ fees and costs. The complaint does not specify the amount of damages sought. On July 28, 2004, we filed a motion to dismiss the complaint for failure to state a claim. We await a ruling.

Randall. In June 2004, New Century Mortgage was named as a defendant and served with a class action complaint filed by Kristi Lyn Randall, as plaintiff, in the Circuit Court of Cook County, Illinois. The complaint alleges that New Century Mortgage violated Section 4.1a of the Illinois Interest Act by charging more than 3 points on loans with an interest rate of 8% per annum or higher. The complaint also alleges that New Century Mortgage and defendant Nations Title Agency of Illinois, Inc. violated state law by improperly charging certain fees and taxes. The class is defined as all persons who are residents of Illinois who obtained loans from New Century Mortgage (which loans are still outstanding or were paid off within two years prior to the filing of this action) at an interest rate of 8% per annum or higher and were charged more than 3 points on such loans. The complaint seeks recovery of statutory, compensatory, punitive and restitutionary damages, and attorneys’ fees and costs. The complaint does not specify the amount of damages sought. The plaintiff was granted leave to file an amended complaint on July 21, 2004, which adds Robert and Alice Elibasich as plaintiffs. We filed our answer in August 2004. On August 4, 2004, the plaintiffs filed a motion for immediate class certification and the judge denied the request for immediate relief and set a briefing schedule for class certification. The motion for class certification has been stayed per the Court’s order of September 16, 2004. New Century Mortgage filed a notice of removal on October 21, 2004 and case has been removed to the U.S. District Court, Northern District of Illinois. The plaintiff filed a notice of dismissal of the case, which was entered on October 29, 2004.

DOL investigation. On August 2, 2004, the U.S. Department of Labor, Wage & Hour Division, or DOL, informed us that it is conducting an investigation to determine whether we are in compliance with the Fair Labor Standards Act, or FLSA. The DOL has narrowed the scope of its investigation. We believe we are in compliance with the FLSA and that we properly pay overtime wages.

Henderson. In October 2004, Debbie Henderson, Florence Obani-Nwibari, Noble Obani-Nwibari, Emmer Hardy, James D. Hardy, Subbaiah Chalevendra, Rafael F. Herrara and Sandra G. Martinez filed a class action complaint against New Century Mortgage, First Horizon Home Loan Corporation, Master Financial, Inc., Mortgage Lenders Network USA, Inc., Hillsboro Title Company, Inc. and American Mortgage Corporation in the Circuit Court in St. Louis County, Missouri. The complaint alleges the unauthorized practice of law in violation of Missouri state law and the Real Estate Settlement Procedures Act (RESPA) for performing document preparation services in the state of Missouri for a fee by non-lawyers, and seeks to recover the fees charged for the document preparation, compensatory and punitive damages, attorneys’ fees and costs.

We are also a party to various legal proceedings arising out of the ordinary course of our business. Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on our business, results of operation or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

New Century TRS held its Annual Meeting of Stockholders on September 15, 2004. At the meeting, the stockholders approved the following matters:

1.	Adoption of the Agreement and Plan of Merger dated as of April 21, 2004, by and among the Company, New Century TRS and Merger Sub, which implemented the Company’s restructuring to allow it to qualify as a REIT for U.S. federal income tax purposes;

2.	Re-election of Messrs. Fredric J. Forster, Edward F. Gotschall and Richard A. Zona as members of New Century TRS’s board of directors for three-year terms ending in 2007. Messrs. Harold A. Black, Robert K. Cole, Donald E. Lange, Brad A. Morrice, William J. Popejoy, Michael M. Sachs and Terrence P. Sandvik also continued to serve as members of New Century TRS’s board of directors following the meeting;

3.	Adoption of the New Century Financial Corporation 2004 Performance Incentive Plan; and

4.	Approval of KPMG LLP as the New Century TRS’s independent registered public accounting firm for 2004.

Following and as a result of the Merger, each of the 10 directors of New Century TRS became the directors of the Company and the Company assumed the New Century Financial Corporation 2004 Performance Incentive Plan. Also following and as a result of the Merger, KPMG LLP became the independent registered public accounting firm of the Company for 2004.

The number of votes cast for or withheld and the number of abstentions and broker non-votes cast as to each matter voted upon at the meeting are as follows:

Approval and Adoption of Agreement and Plan of Merger

For	Against	Abstain	Broker Non-Votes
27,684,451	241,942	34,035	4,792,720

Election of Directors

Name	For	Withheld
Fredric J. Forster	31,634,471	1,118,677
Edward F. Gotschall	32,341,753	411,395
Richard A. Zona	32,084,245	668,903

Approval of 2004 Performance Incentive Plan

For	Against	Abstain	Broker Non-Votes
23,644,521	4,219,010	96,897	4,732,720

Approval of KPMG LLP as Independent Registered Public Accounting Firm

For	Against	Abstain
31,989,766	749,315	14,067

Item 6. Exhibits

(a) Exhibits

See “Exhibit Index”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY FINANCIAL CORPORATION

DATE: November 9, 2004	By:	/s/ ROBERT K. COLE
Robert K. Cole Chief Executive Officer

DATE: November 9, 2004	By:	/s/ PATTI M. DODGE
Patti M. Dodge Executive Vice President, Chief Financial Officer and Controller (Principal Financial and Chief Accounting Officer)

DATE: November 9, 2004	By:	/s/ EDWARD F. GOTSCHALL
Edward F. Gotschall Vice Chairman—Finance

DATE: November 9, 2004	By:	/s/ BRAD A. MORRICE
Brad A. Morrice President and Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of New Century Financial Corporation

3.2	Articles Supplementary of New Century Financial Corporation (1)

3.3	Amended and Restated Bylaws of New Century Financial Corporation

4.1	Specimen Stock Certificate (2)

10.1	Amendment Number Two to the Amended and Restated Letter Agreement, dated November 3, 2004, among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation and Citigroup Global Markets Realty Corp.

10.2	Amendment to Office Space Lease dated September 17, 2003 by and between National Office Partners Limited Partnership and New Century Mortgage Corporation (3)

10.3	First Amendment to Lease dated November 5, 2002 by and between The Irvine Company, New Century Mortgage Corporation and the Anyloan Company (3)

10.4	Third Amendment to Lease dated September 12, 2002 by and between The Irvine Company and New Century TRS (3)

10.5	Fourth Amendment to Lease dated October 14, 2003 by and between The Irvine Company and New Century TRS (3)

10.6	Fifth Amendment to Lease dated February 5, 2004 by and between The Irvine Company and New Century TRS (3)

10.7	First Amendment to Office Lease Agreement dated May 12, 2003 by and between Koll Center Irvine Number Two, L.L.C. and New Century Mortgage Corporation (3)

31.1	Certification of Robert K. Cole pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Patti M. Dodge pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Edward F. Gotschall pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Brad A. Morrice pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert K. Cole pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Patti M. Dodge pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Edward F. Gotschall pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of Brad A. Morrice pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2004.
(2)	Incorporated herein by reference to the joint filing of New Century Financial Corporation’s Form S-3 Registration Statement (333-119753) and New Century TRS’s Post-Effective Amendment No. 3 to the Registration Statement (No. 333-109727) on Form S-3, as filed with the Securities and Exchange Commission on October 14, 2004.
(3)	Incorporated herein by reference to New Century TRS Holdings, Inc.’s Post-Effective Amendment No. 2 to the Registration Statement (No. 333-109727) on Form S-3 as filed with the Securities and Exchange Commission on September 15, 2004.