Form 10-K
period 2004-12-31
NEW CENTURY FINANCIAL CORP
filed 2005-03-16
CIK 1287286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-22633

NEW CENTURY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	56-2451736
(State or other jurisdiction incorporation or organization)	(I. R. S. Employer Identification Number)

18400 Von Karman, Suite 1000, Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 440-7030

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of common stock held by non-affiliates, based on the closing price of the common stock of the registrant’s predecessor-in-interest on the last business day of the most recently completed second fiscal quarter as reported on the NASDAQ National Market, was $1.6 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculations, to be “affiliates” of the registrant.

As of March 1, 2005, the Registrant had 55,318,614 shares of common stock outstanding.

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2005 annual meeting of the Company’s stockholders.

PART I

Item 1. Business

General

New Century Financial Corporation is a real estate investment trust, or REIT, that, through its subsidiaries, operates one of the nation’s largest subprime mortgage finance companies. We began operating our business as a REIT in the fourth quarter of 2004, and we will elect to be taxed as a REIT when we file our tax returns for 2004. In connection with our REIT conversion we raised approximately $770 million of capital, net of underwriting and other expenses, in October 2004. We continue to deploy that capital to build a portfolio of mortgage assets and expect to have fully deployed that capital by the end of the second quarter of 2005. We expect that our portfolio of mortgage assets will provide a relatively stable source of revenues and will contribute more than half of our earnings in 2005.

We originate and purchase primarily first mortgage products nationwide. We focus on lending to individuals whose borrowing needs are generally not fulfilled by traditional financial institutions because they do not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers. We originate and purchase loans on the basis of the borrower’s ability to repay the mortgage loan, the borrower’s historical pattern of debt repayment and the amount of equity in the borrower’s property, as measured by the borrower’s loan-to-value ratio, or LTV. We have been originating and purchasing subprime loans since 1996 and believe we have developed a comprehensive and sophisticated process of credit evaluation and risk-based pricing that allows us to effectively manage the potentially higher risks associated with this segment of the mortgage industry.

We have historically sold our loans through both whole loan sales and securitizations. Until 2003, we typically structured these securitizations as sales. Since 2003, we have retained between 20% and 25% per year of our loan production for investment on our balance sheet through securitizations structured as financings rather than sales. We converted to a REIT in 2004 because we believe that the REIT structure provides the most tax-efficient way to hold mortgage loans on our balance sheet. We expect that we will continue to increase the percentage of our net income generated from our mortgage loan portfolio, producing more diverse revenues across a variety of interest rate environments.

The Merger and Related Transactions

On April 5, 2004, the board of directors of New Century TRS Holdings, Inc., or New Century TRS, formerly known as New Century Financial Corporation, approved a plan to change its capital structure to enable it to qualify as a REIT for U.S. federal income tax purposes. The board of directors of New Century TRS based its decision to convert New Century TRS to a REIT on several factors, including the potential for increased stockholder return, tax efficiency and ability to achieve growth objectives. On April 19, 2004, the board of directors of New Century TRS approved certain legal and financial matters related to the proposed REIT conversion.

On April 12, 2004, New Century TRS formed New Century Financial Corporation, or New Century, a Maryland corporation formerly known as New Century REIT, Inc. On September 15, 2004, the stockholders of both New Century TRS and New Century approved and adopted the merger agreement that implemented the restructuring of New Century TRS in order for it to qualify as a REIT.

Pursuant to the merger agreement, (i) a wholly-owned subsidiary of New Century merged with and into New Century TRS, with New Century TRS as the surviving corporation, (ii) each outstanding share of common stock of New Century TRS was converted into one share of New Century common stock, (iii) New Century TRS changed its name to “New Century TRS Holdings, Inc.” and became a wholly-owned subsidiary of New Century and (iv) New Century changed its name to “New Century Financial Corporation” and became the publicly-traded

New York Stock Exchange, or NYSE, -listed parent company that succeeded to and continued to operate substantially all of the existing businesses of New Century TRS and its subsidiaries. The merger was consummated and became effective on October 1, 2004.

The board of directors, committees of the board of directors and management of New Century immediately after the consummation of the merger had the same membership as the board of directors, committees of the board of directors and management of New Century TRS immediately prior to the consummation of the merger.

In this annual report on Form 10-K, unless the context suggests otherwise, for time periods before October 1, 2004, the terms “the company,” “our company,” “we,” “our” and “us” refer to New Century TRS and its subsidiaries, and for time periods on and after October 1, 2004, the terms “the company,” “our company,” “we,” “our” and “us” refer to New Century and its subsidiaries, including New Century TRS.

Changes in Our Business as a Result of the REIT Conversion

As a result of the recently completed merger and the related capital-raising activities, we expect that a significant source of our revenue prospectively will be interest income generated from our portfolio of mortgage loans held by our REIT and our qualified REIT subsidiaries. We also expect to continue to generate revenue through our taxable REIT subsidiaries from the sale of loans, servicing income and loan origination fees. We expect the primary components of our expenses to be (i) interest expense on our credit facilities, securitizations and other borrowings, (ii) general and administrative expenses, and (iii) payroll and related expenses arising from our origination and servicing businesses.

As a result of the merger and the related transactions, we have made certain changes to our business operations, some of which are described below:

•	Loan origination, acquisition and servicing. We continue to originate, underwrite, process, fund and service a majority of loans through our taxable REIT subsidiaries in accordance with our existing policies, procedures and underwriting guidelines. In addition, in 2005, we expect to be able to originate mortgage loans directly through one of our qualified REIT subsidiaries.

•	Loan sales. Prior to the recently completed merger, we sold most of our loans through whole loan sales or securitizations. Subsequent to the merger, we continue to sell a significant portion of our loans through whole loan sales. For our securitizations, however, we believe that we obtain the greatest tax advantage by holding those loans directly through our REIT or one of our qualified REIT subsidiaries. Since our loans are originated or purchased by our taxable REIT subsidiaries, we must first sell those loans to our REIT or our qualified REIT subsidiaries, then complete the securitization transactions directly through our REIT or our qualified REIT subsidiaries. Beginning in the fourth quarter of 2004, our qualified REIT subsidiaries began to purchase loans from our taxable REIT subsidiaries in arm’s-length transactions at fair market value. We determine fair market value based on prevailing market prices for similar whole loan sale transactions executed with unaffiliated third parties. In connection with the merger, one of our qualified REIT subsidiaries purchased a $6.6 billion portfolio of previously securitized mortgage loans from one of our taxable REIT subsidiaries.

•	Short-term financing. In connection with our conversion to a REIT, we and our qualified REIT subsidiaries have structured some of our existing credit facilities to allow our qualified REIT subsidiaries and our taxable REIT subsidiaries to share the facilities as co-borrowers. Ultimately, the loans financed through these facilities by our qualified REIT subsidiaries are financed through securitizations structured as financings.

•	Long-term financing. We expect to continue financing our REIT loan portfolio for the long-term through securitizations. We securitize such mortgage assets through the issuance of non-real estate mortgage investment conduit, or non-REMIC, collateralized mortgage obligations, or CMOs, whereby we retain the equity interests in the mortgage-backed assets used as collateral in the securitization transaction.

•	Hedging. We currently use various derivative financial instruments to attempt to mitigate interest rate risks. When interest rates change, we expect the gain or loss on derivatives to be substantially offset by a related but inverse change in the value of the assets that we hold or the amount of future interest payments on the related liabilities. We expect to continue this hedging strategy. However, REIT qualification tests will limit the amount of income our REIT can receive from our financial derivatives. As a result, we may be required to conduct some hedging activities through one or more of our taxable REIT subsidiaries, which will subject the related hedging income to corporate income tax.

Business Strategy

Our business objective is to provide a stable and growing dividend to our stockholders by growing and managing a portfolio of mortgage related assets. We intend to execute this strategy by:

•	Building our portfolio of mortgage-related assets. We intend to increase our portfolio by retaining self-originated loans through securitizations structured as financings. We believe this portfolio will continue to increase our interest income and, accordingly, our dividend. We expect that our capacity to originate loans will provide us with a significant volume of loans at a lower cost and with greater reliability than if we purchased our portfolio from a third party.

•	Actively managing our mortgage loan portfolio. We will seek to actively manage the interest rate and credit risks relating to holding a portfolio of mortgage-related assets in an effort to generate an attractive risk-adjusted return on our stockholders’ equity. We will continue to use hedge instruments to attempt to reduce the interest rate exposure that results from financing fixed-rate assets with floating-rate liabilities. We will also actively monitor our portfolio to manage our credit exposure through early detection and management of probable delinquencies.

•	Maintaining a strong capital and liquidity base. We will seek to strengthen our balance sheet by managing prudent levels of capital and liquidity and by increasing our liquidity and capital position through future offerings of debt and equity. We will also seek to increase available capacity under our credit facilities and to enhance our cash position by retaining some or all of our earnings in our taxable REIT subsidiaries. We believe a strong balance sheet will allow us to more prudently manage our loan portfolio during temporary market disruptions.

•	Expanding our servicing platform. We intend to grow our servicing portfolio through both securitizations structured as financings and whole loan sales executed on a servicing retained basis. We believe the value of our servicing platform will increase in a rising interest rate environment, which could help to offset any corresponding decline in our loan origination volume. We also believe that a strong servicing operation is a key component to improving the performance of our portfolio.

•	Strengthening our production franchise. We plan to grow our production franchise by expanding our product offerings and growing our sales force particularly on the east coast and in other metropolitan areas outside of California. For retail expansion, we have launched a separate retail brand, Home123®. We acquired the rights to this new brand identity in May 2004. We believe that by having a sizable, efficient origination franchise we can continue to provide ample assets on a cost-effective basis to grow our REIT portfolio. A strong origination platform will also allow our taxable REIT subsidiaries to earn substantial income and build retained earnings and liquidity.

•	Developing and growing new mortgage products. We intend to further diversify our revenues by evaluating and executing strategic acquisitions and new business opportunities, particularly to develop new mortgage product offerings.

Competitive Advantages

We believe that the following competitive strengths distinguish our business model from those of other mortgage REITs and residential mortgage lenders, and will enable us to implement our business strategy:

•	One of the largest mortgage REIT portfolios. We have one of the largest portfolios of residential mortgage assets of any REIT. Our mortgage portfolio provides a significant portion of our earnings.

•	One of the largest taxable REIT subsidiaries. Our taxable REIT subsidiaries are among the largest originators of residential mortgage assets. We are the nation’s second largest subprime mortgage finance company when measured by loan production volume for the year ended December 31, 2004. We provide primarily first mortgage products to borrowers nationwide. We are authorized to lend in all 50 states and have a leading market presence through a wholesale network of approximately 37,000 approved independent mortgage brokers and our retail network of 74 branch offices in 29 states. Our taxable REIT subsidiaries generate significant earnings which can increase our dividend potential.

•	Lower-cost portfolio accumulation strategy. Unlike mortgage REITs without origination capabilities, we believe our ability to purchase loans originated by one or more of our taxable REIT subsidiaries allows us to accumulate mortgage loans at a lower cost and with greater reliability than would be available through large, bulk secondary market purchases, which will be further enhanced when we begin to originate loans directly through our qualified REIT subsidiaries.

•	Operational flexibility. Our structure and business strategy provide us with the flexibility to both securitize a portion of our loan originations for our portfolio and sell the balance for cash. We believe that this flexibility allows us to provide a broader product offering, better manage our cash flows and respond to changing conditions in the secondary market environment, thus enhancing the return on our stockholders’ equity.

•	Long-standing institutional relationships. We have developed long-standing relationships with a variety of institutional loan buyers, including Credit Suisse First Boston (DLJ Mortgage Capital, Inc.), Goldman Sachs, Morgan Stanley, Residential Funding Corporation and UBS Real Estate Securities Inc. These loan buyers regularly bid on and purchase large loan pools from us and we frequently enter into committed forward loan sale agreements with them. In addition, we have developed relationships with a variety of institutional lenders, including Bank of America NA, Barclays Bank PLC, Bear Stearns Mortgage Capital Inc., IXIS Real Estate Capital Inc. (formerly known as CDC Mortgage Capital Inc.), Citigroup Global Markets Realty Corp., Credit Suisse First Boston Mortgage Capital LLC, Morgan Stanley Mortgage Capital Inc. and UBS Real Estate Securities, all of whom have existing lending relationships with us.

•	Automated credit grading capability. We have created a proprietary automated credit grading and pricing methodology that we believe, based upon our historical loan performance, gives us the ability to more effectively evaluate credit risk and more efficiently price our products. This automated credit grading system helps us construct a more consistent and predictable portfolio, which we believe enables us to generate attractive risk-adjusted returns.

•	Reputation for high quality customer service. We believe our origination process is easier for our borrowers and brokers to use than the origination processes of most of our competitors because of our ability to provide quick responses and consistent and clear procedures, with an emphasis on ease of use through technology, including our FastQual® system, a Web-based underwriting engine.

•	Management experience and depth. The members of our senior management team have, on average, over 20 years of experience in the mortgage finance sector, with substantial experience addressing the challenges posed by a variety of interest rate environments, including growing an origination franchise, managing credit risk and developing strong capital market relationships.

Investment and Operational Policies

Portfolio Growth Strategy

Our strategy is to grow our portfolio of mortgage loans through securitizations structured as financings. Our securitizations are typically structured as CMOs. Securitizations structured as financings remain on our consolidated balance sheet as an asset and the underlying bonds are reported as a liability. Consequently, we record interest income generated by the mortgage loans and recognize interest expense on the related financings over the life of the mortgage loan pool, rather than generate a gain or loss at the time of the securitization.

A substantial portion of the net interest income generated by our securitized loans is based upon the difference between the weighted average interest earned on the mortgage loans and the interest payable to holders of the bonds collateralized by our loans. The net income we receive from the securitizations structured as financings is affected by the current level of the London Inter-Bank Offered Rate, or LIBOR, rates. This is because the interest on the underlying mortgage loans is based on fixed rates payable on the underlying loans for the first two or three years from origination, while the holders of the applicable securities are generally paid based on an adjustable LIBOR-based yield. Therefore, an increase in LIBOR reduces the net income we receive from, and the value of, these mortgage loans. In addition, the net interest income we receive from securitizations will be reduced if there are a significant number of loan defaults or a large amount of loan prepayments, especially defaults on, or repayments of, loans with interest rates that are high relative to the rest of the asset pool. We attempt to mitigate at least a portion of this net interest margin variability by purchasing Euro Dollar futures contracts or interest rate caps. We attempt to mitigate some of the risk of credit defaults and prepayments through active management on our servicing platform.

We employ a leverage strategy to increase our mortgage loan portfolio by financing the portfolio through securitizations structured as financings. We generally target our outstanding borrowings, including these financings, at roughly 12 times the amount of our consolidated equity capital, although our actual leverage ratio may vary from time to time depending on market conditions and other factors deemed relevant by our management and board of directors.

Hedging policy

In order to seek to mitigate the adverse effects resulting from interest rate increases on our residual interests, certain mortgage loans held for sale and certain mortgage loans held for investment, we utilize derivative financial instruments such as Euro Dollar futures contracts and interest rate caps. It is not our policy to use derivatives to speculate on interest rates. These derivative instruments have an active secondary market and are intended to provide income and cash flow to offset potential reduced interest income and cash flow under certain interest rate environments. Certain of our interest rate management activities qualify for hedge accounting in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. We report the derivative financial instruments and any related margin accounts on our consolidated balance sheets at their fair value. See “Risk Factors—Federal Income Tax Risks and Risks Associated with Being a REIT—Our compliance with the REIT requirements may limit our ability to hedge interest rate risk effectively.”

We intend to use a variety of risk management strategies to monitor and address interest rate risk. We believe that these strategies will allow us to monitor and evaluate our exposure to interest rates and to manage the risk profile of our mortgage loan portfolio in response to changes in market conditions. As part of our interest rate risk management process, we may use derivative financial instruments such as Euro Dollar futures contracts, interest rate cap agreements, interest rate swap agreements, Treasury futures, and options on interest rates. We may also use other hedging instruments including mortgage derivative securities, as necessary. Hedging strategies also involve transaction and other costs.

We will actively monitor, and may have to limit, our asset/liability management program to assure that we do not realize hedging income, or hold hedges having a value, in excess of the amounts permitted by the REIT income and asset tests. In the case of excess hedging income, we would be required to pay a penalty tax for failure to satisfy one or both of the REIT income tests under the Internal Revenue Code of 1986, as amended, or the Code, if the excess is due to reasonable cause and not willful neglect and if other requirements are met. If our violation of the REIT gross income tests is due to willful neglect or if the value of our hedging positions causes us to violate one or more of the REIT asset tests, the penalty could be disqualification as a REIT. Attempting to comply with the REIT income and asset tests could leave us exposed to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, our management may elect to have us bear a level of risk that could otherwise be mitigated through hedging when our management believes, based on all relevant facts, that bearing such risk is advisable. We will engage in hedging for the sole purpose of protecting against interest rate risk and not for the purpose of speculating on changes in interest rates.

Financing Policy

If our board of directors determines that additional financing is required, we may raise the funds through additional equity offerings, debt financings, retention of cash flow (subject to provisions in the Code concerning distribution requirements and taxability of undistributed REIT taxable income) or a combination of these methods. In the event that our board of directors determines to raise additional equity capital, it has the authority, without stockholder approval, subject to applicable law and NYSE regulations, to issue additional common stock or preferred stock in any manner and on terms and for consideration it deems appropriate up to the amount of authorized stock set forth in our charter.

Borrowings may be in the form of bank borrowings, secured or unsecured, and publicly or privately placed debt instruments, purchase money obligations to the sellers of assets, long-term, tax-exempt bonds or other publicly or privately placed debt instruments, financing from banks, institutional investors or other lenders, and securitizations, including collateralized debt obligations, any of which indebtedness may be unsecured or may be secured by mortgages or other interests in the assets. Such indebtedness may entail recourse to all or any part of our assets or may be limited to the particular assets to which the indebtedness relates. We will enter into collateralized borrowings only with institutions we believe are financially sound and that are rated investment grade by at least one nationally recognized statistical rating. We have authority to offer New Century common stock or other equity or debt securities in exchange for property and to repurchase or otherwise reacquire our securities or any other securities and may engage in any of these activities in the future, subject to applicable law.

Our Portfolio

Our portfolio is comprised of loans originated by us and sold through securitizations structured as financings. Our securitization structure results in ownership interests we retain in what are commonly known as asset-backed securities.

The investment characteristics of our portfolio of asset-backed securities differ from those of traditional fixed-income securities. The major differences include the payment of interest and principal on the asset-backed securities on a more frequent schedule and the possibility that principal may be prepaid at any time due to prepayments on the underlying mortgage loans. These differences can result in significantly greater price and yield volatility than is the case with traditional fixed-income securities.

Various factors affect the rate at which mortgage prepayments occur, including changes in interest rates, general economic conditions, the age of the mortgage loan, the location of the property and other social and demographic conditions. Generally, prepayments on asset-backed securities increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. As a result, we may replenish the portfolio at a yield that is higher or lower than the yield on the existing portfolio, thus affecting the weighted average yield of our investments.

During 2003, most of our securitizations were structured as REMICs. During 2004, most of our securitizations were structured as CMOs. CMOs are debt obligations issued by special purpose entities that are secured by mortgage loans or mortgage-backed certificates, together with certain funds and other collateral. Payments of principal and interest on underlying collateral provide the funds to pay debt service on the CMO.

In a CMO, a series of bonds or certificates is issued in multiple classes. Each class of CMOs, often referred to as a “tranche,” is issued at a specific coupon rate (which, as discussed above, may be an adjustable rate subject to a cap) and has a stated maturity or final distribution date. Principal prepayments on collateral underlying a CMO may cause it to be retired substantially earlier than the stated maturity or final distribution date. Interest is paid or accrued on all classes of a CMO on a monthly, quarterly or semi-annual basis. The principal and interest on underlying mortgages may be allocated among the several classes of a series of a CMO in many ways. In a common structure, payments of principal, including any principal prepayments, on the underlying mortgages are applied to the classes of the series of a CMO in the order of their respective stated maturities or final distribution dates, so that no payment of principal will be made on any class of a CMO until all other classes having an earlier stated maturity or final distribution date have been paid in full.

The following table provides certain information on the mortgage loan portfolio as of December 31, 2004:

	2003 Vintage		2004 Vintage
	REMIC	CMO	REMIC	CMO
	(dollars in thousands)
Initial collateral pool	$3,808,887	1,137,894	1,679,397	8,431,735
Current collateral pool	$2,229,071	708,799	1,611,385	7,824,678
Delinquency (60+ days)	3.28%	4.28%	0.42%	0.58%
Cumulative losses-to-date	0.04%	0.04%	0.00%	0.00%
Projected cumulative losses over life	1.98%	2.89%	1.74%	3.00%
Weighted avg. life in years	2.91	2.38	3.84	3.02

Our Mortgage Origination Franchise

We originate and purchase mortgage loans through two channels—our Wholesale Division and our Retail Division. Our Wholesale Division originates and purchases loans through a network of independent mortgage brokers and correspondent lenders solicited by our Account Executives. Our Account Executives provide on-site customer service to the broker to facilitate the loan’s funding. In addition, the Wholesale Division originates mortgage loans through its FastQual Web site at www.newcentury.com, where a broker can upload a loan request and receive a response generally within 12 seconds. Our Retail Division operates under the name Home123 Corporation and originates loans directly to the consumer through 74 retail branch offices located in 29 states and a central retail telemarketing unit that originates loans nationwide through one central office. Leads are generated through radio, direct mail, telemarketing, television advertising and the Internet.

Our Wholesale Division

As of December 31, 2004, our Wholesale Division operated through 26 regional operating centers located in 15 states and employed 769 Account Executives. As of December 31, 2004, we had approved approximately 37,000 mortgage brokers to submit loan applications to us. Of the total approved mortgage brokers, we originated loans through approximately 22,000 brokers during 2004. During this period, our 10 largest producing brokers originated 5.6% of our wholesale production.

We have designed and implemented a detailed procedure for qualifying, approving and monitoring our network of approved mortgage brokers. We require all brokers to complete an application that requests general business information and to provide copies of all required licenses. Upon receipt of the application and supporting documentation, our Broker Services Department examines the materials for completeness and accuracy. Our Broker Services Department then independently verifies the information contained in the application through (i) a public records Web site to verify the validity and status of licenses, and (ii) the Mortgage Asset Research Institute, or MARI, which provides background information from both the public and private sectors.

To be approved, a broker must enter into a standard broker agreement with us pursuant to which the broker agrees to abide by the provisions of our Policy on Fair Lending and our Brokers’ Code of Conduct. Each broker also agrees to comply with applicable state and federal lending laws and agrees to submit true and accurate disclosures with regard to loan applications and loans. In addition, we employ a risk management team that regularly reviews and monitors the loans submitted by our brokers.

In wholesale loan originations, the broker’s role is to identify the applicant, assist in completing the loan application form, gather necessary information and documents and serve as our liaison with the borrower through our lending process. We review and underwrite the application submitted by the broker, approve or deny the application, set the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions imposed by us, fund the loan. Because brokers conduct their own marketing and employ their own personnel to complete loan applications and maintain contact with borrowers, originating loans through our Wholesale Division allows us to increase loan volume without incurring the higher marketing, labor and other overhead costs associated with increased retail originations.

Mortgage brokers can submit loan applications through an Account Executive or through FastQual, our Web-based loan underwriting engine, at www.newcentury.com.

In either case, the mortgage broker will forward the original loan package to the closest regional operating center where the loan is logged in for regulatory compliance purposes, underwritten and, in most cases, approved or denied within 24 hours of receipt. If approved, we issue a “conditional approval” to the broker with a list of specific conditions that have to be met (for example, credit verifications and independent third-party appraisals) and additional documents to be supplied prior to the funding of the loan. An Account Manager and the Account Executive work directly with the submitting mortgage broker who originated the loan to collect the requested information and to meet the underwriting conditions and other requirements. In most cases, we fund loans within 30 days from the date of our approval of an application.

FastQual generally provides the broker with a response in less than 12 seconds. Loan information from the brokers’ own loan operating systems can be automatically uploaded to FastQual. The system provides all loan products for which the borrower qualifies, enabling brokers to offer their customers many options. Our FastQual Web site enables mortgage brokers to evaluate loan scenarios for borrowers, submit loan applications, order credit reports, automatically credit grade the loan, obtain pricing and track the progress of the loan through funding.

Our Wholesale Division also purchases funded loans on an individual or “flow” basis from independent mortgage bankers and financial institutions known as correspondent lenders. We review an application for approval from each lender that seeks to sell us a funded loan. We also review their financial condition and licenses. We require each mortgage banker to enter into a purchase and sale agreement with us containing customary representations and warranties regarding the loans the mortgage banker will sell to us. These representations and warranties are comparable to those given by us to the purchasers of our loans. Once the correspondent lender is approved, we re-underwrite each loan submitted by them.

The following table sets forth selected information relating to loan originations and purchases through our Wholesale Division during the periods shown:

	For the Quarters Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Principal balance (in millions)	$7,695.0	11,086.2	8,980.9	10,364.2
Average mortgage loan amount (in thousands)	$171.6	179.3	176.0	183.3
Combined weighted average initial loan-to-value ratio	81.8%	81.0%	81.1%	81.4%
Percent of first mortgage loans	96.8%	95.8%	95.0%	95.0%
Property securing mortgage loans:
Owner occupied	94.4%	94.5%	93.9%	93.8%
Nonowner occupied	5.6%	5.5%	6.1%	6.2%
Weighted average interest rate:
Fixed-rate	7.30%	6.97%	8.14%	7.77%
ARMs—initial rate	6.86%	6.79%	7.12%	6.94%
ARMs—margin over index	5.48%	5.47%	5.47%	5.54%

Our Retail Division

In May 2004, we acquired the rights to Home123, a new brand identity and customer value proposition for our Retail Division. In the acquisition, we purchased the rights to the name Home123 and other brand assets including a loan origination center in Morris Plains, New Jersey, the Home123.com Web site address and the 1-800-HOME123 phone number. In order to facilitate a simple loan origination process, Home123 will provide customers with the following tools to inform them about what they can expect throughout the loan process: (i) A Home123 Loan Tool KitSM, which contains information that will assist a customer though the loan process, including mortgage calculators, available through Home123.com or on CD-ROM; (ii) a Loan Blueprint CalendarSM, which is an automated online calendar that tracks the loan application allowing the customer and the Loan Advisor to understand the status of the loan application throughout the process; and (iii) a Loan Advisor will act as the single point of contact for the borrower to help make the loan process as seamless as possible. We expect to grow our retail franchise through the value proposition of the Home123 brand, supported by our other retail marketing efforts. By creating a direct relationship with the borrower, retail lending provides greater potential for repeat business and greater control over the lending process. Loan origination fees contribute to profitability and cash flow, which partially offset the higher costs of retail lending.

As of December 31, 2004, our Retail Division, including our central retail telemarketing unit, employed 891 retail loan officers located in three regional processing centers and 74 sales offices in 29 states.

The following table sets forth selected information relating to loan originations through our Retail Division during the periods shown:

	For the Quarters Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Principal balance (in millions)	$741.4	1,169.6	1,022.5	1,139.8
Average mortgage loan amount (in thousands)	$136.9	145.3	140.1	145.2
Combined weighted average initial loan-to-value ratio	79.4%	78.0%	78.1%	78.1%
Percent of first mortgage loans	99.2%	99.2%	99.0%	99.1%
Property securing mortgage loans:
Owner occupied	96.8%	97.0%	96.5%	96.8%
Nonowner occupied	3.2%	3.0%	3.5%	3.2%
Weighted average interest rate:
Fixed-rate	6.70%	6.48%	7.37%	6.83%
ARMs—initial rate	6.85%	6.71%	7.15%	6.95%
ARMs—margin over index	5.68%	5.62%	5.62%	5.68%

Marketing

Wholesale Marketing

Our Wholesale Division’s marketing strategy focuses on the sales efforts of its Account Executives and on providing prompt, consistent service to mortgage brokers and other customers. Our Wholesale Division supplements its strategy with direct mail, email and fax programs to brokers, advertisements in trade publications, in-house production of collateral sales material, seminar sponsorships, tradeshow attendance, periodic sales contests and its e-commerce Web site, www.newcentury.com.

Retail Marketing

Our Retail Division’s branch operations units rely primarily on Internet lead acquisition, targeted direct mail and outbound telemarketing to attract borrowers. Our direct mail and lead acquisition programs are managed by a centralized staff who create a targeted lead list for each branch market and oversee the completion of mailings by a third party mailing vendor. All calls or written inquiries from potential borrowers are tracked centrally and then forwarded to a branch location and handled by branch loan officers.

The direct mail program uses the Retail Division’s Web site, www.newcenturymortgage.com, to provide information to prospective borrowers and to allow them to complete an application online. Under the Central Telemarketing Program, the telemarketing staff solicits prospective borrowers, makes a preliminary evaluation of the applicant’s credit and the value of the mortgaged property and refers qualified leads to loan officers in the retail branch closest to the customer.

Our Retail Division’s telemarketing unit solicits prospective borrowers through a variety of direct response advertising methods, such as purchased leads from aggregators, radio advertising, direct mail, search engine placement, banner ads, e-mail campaigns and links to related Web site. The retail telemarketing unit also markets to our current customer base through direct mail and outbound telemarketing. Such solicitations, however, are not made within the first 12 months after loan origination. In addition, this unit maintains a comprehensive database of all customers with whom it has had contact and markets to these potential customers as well.

Another marketing strategy created by our Retail Division is Home123. In 2004, we conducted extensive research, developed marketing materials and trained employees to deliver on the brand promise to make the mortgage loan origination process easier for the borrower. The Home123 brand rollout began in early 2005 with online, direct mail and television advertising, and we expect that all of our retail-branch offices will be transitioned to the Home123 brand by the second quarter of 2005. The Home123 Web site address is www.Home123.com.

Underwriting Standards

The loans we originate or purchase generally do not satisfy conventional underwriting standards of conforming lenders. Therefore, our loans are likely to have higher delinquency and foreclosure rates than portfolios of mortgage loans underwritten to conventional standards.

Our underwriting guidelines take into account the applicant’s credit history and capacity to repay the proposed loan as well as the secured property’s value and adequacy as collateral for the loan. Each applicant completes an application that includes personal information on the applicant’s liabilities, income, credit history and employment history. Based on our review of the loan application and other data from the applicant against our underwriting guidelines, we determine the loan terms, including the interest rate and maximum LTV.

Credit History

Our underwriting guidelines require a credit report on each applicant from a credit reporting company. In evaluating an applicant’s credit history, we utilize credit bureau risk scores, generally known as a FICO score, which is a statistical ranking of likely future credit performance reported by the three national credit data repositories—Equifax, TransUnion and Experian. We also review all prior mortgage payment histories and public records in addition to the credit report.

The following table reflects the credit grades and FICO scores of our borrowers for the years ended December 31, 2004 and 2003 (dollars in thousands):

	2004				2003
Risk Grades	Amount	%	Wtd. Avg. LTV(1)	FICO	Amount	%	Wtd. Avg. LTV(1)	FICO
AA	$31,990,160	75.8	82.7	642	$17,103,772	62.5	82.4	632
A+	4,225,339	10.0	79.6	598	5,043,303	18.4	79.9	600
A–	2,734,814	6.5	76.4	577	2,498,631	9.1	76.7	569
B	1,760,102	4.2	73.9	565	1,787,082	6.5	74.4	555
C/C–	1,336,108	3.2	68.1	555	890,095	3.3	68.3	548

Subtotal	42,046,523	99.7	81.1	627	27,322,883	99.8	80.4	612
Commercial Lending	135,538	0.3	—	—	35,853	0.1	—	—
Prime	17,579	—	—	—	24,102	0.1	—	—

Total	$42,199,640	100.0	81.1	627	$27,382,838	100.0	80.4	612

(1) Weighted average LTV is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.

Collateral Review

A qualified independent appraiser inspects and appraises each mortgage property and gives an opinion of value and condition. Following each appraisal, the appraiser prepares a report that includes a market value analysis based on recent sales of comparable homes in the area and, when appropriate, replacement cost analysis based on the current cost of constructing a similar home. All appraisals must conform to the Uniform Standards of Professional Appraisal Practice adopted by the Appraisal Foundation’s Appraisal Standards Board and are generally on forms acceptable to Fannie Mae and Freddie Mac. Our underwriting guidelines require a review of the appraisal by one of our qualified employees or by a qualified review appraiser that we have retained. Our underwriting guidelines then require our underwriters to be satisfied that the value of the property being financed, as indicated by the appraisal, would support the requested loan amount.

Income Documentation

Our underwriting guidelines include three levels of income documentation requirements, referred to as the “full documentation,” “limited documentation” and “stated income documentation” programs. Under the full documentation program, we generally require applicants to submit two written forms of verification of stable income for at least 12 months. Under the limited documentation program, we generally require applicants to submit 12 consecutive monthly bank statements on their individual bank accounts. Under the stated income documentation program, an applicant may be qualified based upon monthly income as stated on the mortgage loan application if the applicant meets certain criteria. All of these documentation programs require that, with respect to any salaried employee, the applicant’s employment be verified by telephone. In the case of a purchase money loan, we require verification of the source of funds, if any, to be deposited by the applicant into escrow. Under each of these programs, we review the applicant’s source of income, calculate the amount of income from sources indicated on the loan application or similar documentation, review the applicant’s credit history, and calculate the debt service-to-income ratio to determine the applicant’s ability to repay the loan. We also review the type, use and condition of the property being financed. We use a qualifying interest rate that is equal to the initial interest rate on the loan to determine the applicant’s ability to repay an adjustable-rate loan. For our interest-only adjustable rate mortgage, or ARM, loans we generally use the initial interest-only payment for determining the borrowers’ repayment ability.

For the year ended December 31, 2004, full documentation loans as a percentage of total originations totaled $21.5 billion, or 51.0%, limited documentation loans totaled $2.0 billion, or 4.8%, and stated documentation loans totaled $18.7 billion, or 44.2%.

Underwriting Requirements

In general, the maximum loan amount for our mortgage loans is $1,000,000. Our underwriting guidelines permit loans on owner-occupied, one-to-four-family residential properties to have an LTV at origination of up to 95% with respect to non-conforming first liens. Second homes and non-owner occupied loans have lower LTV limits.

However, the applicability of these ratios to a particular borrower depends on the purpose of the mortgage loan, the borrower’s credit history, our assessment of the borrower’s repayment ability and debt service-to-income ratio, and the type and use of the property. The LTV of a mortgage loan is determined by the appraised value, unless the property was purchased within the last 12 months, in which case the purchase price is used. Under certain criteria the appraised value may be used 6 months following a purchase.

Interest Only ARM Program and Interest Only ARM Option

For our Interest Only ARM Program, which is designed for a higher credit quality borrower, we assess the borrower’s mortgage repayment history, any incidents of bankruptcy, mortgage default or major derogatory credit, and we require a minimum credit score of 660, which is substantially higher than our traditional product requirements. This program is restricted to owner-occupied properties and second homes, single units, two units, condominiums or detached planned-unit-developments, or PUDs, with no rural or unique properties allowed. We have limitations on loan amount, LTV, income documentation type, and the amount of “cash out” allowed on refinances. We assign a unique 3-level grade classification based on the credit score range for the primary borrower. The borrower’s debt ratio is calculated at 3% higher than the initial interest rate and the program requires verified liquid reserves. The loan term is 25 years with an option for interest only payments during the first 10 years, converting to a 15-year fully amortized ARM in years 11 through 25.

For our more traditional ARM products with fixed rate terms for either the first 2 years or 3 years (referred to as our 2/28 or 3/27 ARMs) of the 30-year loan, we offer a higher credit quality borrower the option of paying an interest only payment for periods of 2, 3 or 5 years. We generally require a minimum credit score of 580 on Full Documentation Loans, a minimum credit score of 600 on Stated Income Loans and a maximum debt to income ratio of 50%, and only offer this option to borrowers who fall into the top three tiers (AA, A+ & A-) of our credit grades. We also offer the interest only option to borrowers with credit scores as low as 560 provided that they still satisfy our AA credit grade. The interest only payment is used for qualification. At the end of the fixed rate period these ARM loans are limited to an initial maximum rate adjustment of 1.5%. This option is limited to owner-occupied properties or second homes, and is restricted in certain states.

“Niche” or Special Programs

We have several programs that we have designated as “niche” or special programs. These programs are the 80/20 Combo Product, the Stand Alone Second trust deed, or TD, Product and the 100% High LTV Product. In general, these programs require the borrower to have an excellent mortgage history over the last 12 months. In addition to credit score minimums, these programs require a more in-depth analysis of consumer credit and have certain requirements for verification of liquid reserves. The minimum credit scores for these products are 580 on the 80/20 Combo Product, 600 on the 100% High LTV Product and 620 on the Stand Alone Second TD Product. Maximum loan amounts or combined loan amounts on these products range from $600,000 to $850,000 on the 80/20 Combo Product and the 100% High LTV Product. The maximum loan amount on the Stand Alone Second TD Product is $200,000. Higher loan amounts have higher credit score minimums and are subject to other restrictions and limitations.

Exceptions

On a case-by-case basis, we may determine that an applicant warrants an LTV exception, a debt service-to-income ratio exception, or another exception to our underwriting criteria. We may allow such an exception if the application reflects certain compensating factors including low LTV, a maximum of one 30-day late payment on all mortgage loans during the last 12 months, and stable employment or ownership of the current residence. We may also allow an exception if the applicant places in escrow a down payment of at least 20% of the purchase price of the mortgage property or if the new loan reduces the applicant’s monthly aggregate mortgage payment. Our automated credit grading system aids in identifying and managing underwriting exceptions. Certain of our loan programs and risk grade classifications limit the approval of exceptions to higher loan approval authority-levels. For the years ended December 31, 2004, 2003 and 2002, our overall underwriting exception rates were 7.4%, 8.4% and 14.5%, respectively.

We periodically evaluate and modify our underwriting guidelines. We also adopt new underwriting guidelines appropriate to new loan products we may offer.

Loan Production by Borrower Risk Classification

The following table sets forth quarterly information concerning the characteristics of our fixed-rate and adjustable-rate loan production by borrower risk classification for the periods shown:

	For the Quarters Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
AA Risk Grade:
Percent of total purchases and originations	72.5%	78.0%	75.3%	76.5%
Combined weighted average initial loan-to-value ratio	83.5	82.0	82.9	82.7
Weighted average interest rate:
Fixed-rate	7.2	6.9	8.1	7.6
ARMs—initial rate	6.7	6.6	7.0	6.8
ARMs—margin over index	5.4	5.4	5.4	5.5

A+ Risk Grade:
Percent of total purchases and originations	11.6%	9.4%	9.6%	9.8%
Combined weighted average initial loan-to-value ratio	80.2	79.3	79.4	79.7
Weighted average interest rate:
Fixed-rate	7.1	6.8	7.7	7.2
ARMs—initial rate	7.0	7.0	7.3	7.1
ARMs—margin over index	5.6	5.6	5.5	5.6

A- Risk Grade:
Percent of total purchases and originations	7.9%	6.2%	6.9%	6.5%
Combined weighted average initial loan-to-value ratio	76.7	76.8	76.3	75.9
Weighted average interest rate:
Fixed-rate	7.3	7.0	7.7	7.3
ARMs—initial rate	7.3	7.3	7.6	7.4
ARMs—margin over index	5.7	5.7	5.7	5.7

B Risk Grade:
Percent of total purchases and originations	4.4%	3.7%	4.6%	4.2%
Combined weighted average initial loan-to-value ratio	74.3	73.7	74.1	73.5
Weighted average interest rate:
Fixed-rate	7.8	7.3	7.9	7.6
ARMs—initial rate	7.8	7.6	7.8	7.7
ARMs—margin over index	6.0	6.0	6.0	6.0

C/C- Risk Grade:
Percent of total purchases and originations	3.6%	2.7%	3.6%	3.0%
Combined weighted average initial loan-to-value ratio	68.7	68.4	68.1	67.5
Weighted average interest rate:
Fixed-rate	8.6	7.9	8.5	8.2
ARMs—initial rate	8.2	8.1	8.3	8.2
ARMs—margin over index	6.5	6.5	6.5	6.4

Geographic Distribution

The following table sets forth by state the aggregate dollar amounts (in thousands) and the percentage of all loans we originated or purchased for the periods shown:

	For the Quarters Ended
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004
California	$3,339,177	39.6%	$5,208,325	42.5%	$4,148,144	41.5%	$4,661,292	40.5%
Florida	517,468	6.1%	762,768	6.2%	603,803	6.0%	789,442	6.9%
New York	605,626	7.2%	798,199	6.5%	586,146	5.9%	640,103	5.6%
Texas	345,135	4.1%	444,571	3.6%	358,600	3.6%	403,834	3.5%
New Jersey	209,950	2.5%	386,754	3.2%	405,401	4.1%	482,443	4.2%
Illinois	281,687	3.3%	364,339	3.0%	277,441	2.8%	391,260	3.4%
Massachusetts	260,318	3.1%	370,581	3.0%	316,241	3.2%	356,243	3.1%
Washington	263,981	3.1%	332,488	2.7%	256,413	2.6%	292,946	2.5%
Nevada	154,149	1.8%	282,097	2.3%	293,222	2.9%	323,698	2.8%
Michigan	213,470	2.5%	261,679	2.1%	187,632	1.9%	214,859	1.9%
Other	2,245,395	26.7%	3,044,066	24.9%	2,570,381	25.5%	2,947,873	25.6%

Total	$8,436,356	100.0%	$12,255,867	100.0%	$10,003,424	100.0%	$11,503,993	100.0%

Financing Loan Originations

We require access to credit facilities in order to originate and purchase mortgage loans and to hold them pending their sale or securitization.

As of December 31, 2004, we used our credit facilities totaling $10.1 billion provided by Bank of America, Barclays Bank, Bear Stearns, IXIS Real Estate Capital, Citigroup Global Markets Realty, Credit Suisse First Boston, Morgan Stanley, and UBS Real Estate Securities to finance the actual funding of our loan originations and purchases. We also fund loans through our $2.0 billion asset-backed commercial paper note facility established in September 2003. We then sell the loans through whole loan sales or securitizations within one to three months and pay down the financing facilities with the proceeds.

Loan Sales and Securitizations

We conduct our taxable REIT subsidiary secondary marketing operations through one of our taxable REIT subsidiaries, NC Capital Corporation, or NC Capital. NC Capital buys loans from one of our other taxable REIT subsidiaries, New Century Mortgage Corporation, or New Century Mortgage, generally within a week or two after origination, paying a price that approximates the loans’ secondary market value. NC Capital then sells the loans through whole loan sales or securitizations. NC Capital is responsible for determining when and through which channel to sell the loans, and bears the risks of market fluctuations in the period between purchase and sale. For the loans that we retain on our balance sheet, our qualified REIT subsidiaries purchase those loans from New Century Mortgage, initially using short-term credit facilities. Our qualified REIT subsidiaries then complete CMO securitizations to finance the loans over the long term.

Whole Loan Sales

We sell whole loans on a non-recourse basis pursuant to a purchase agreement in which we give customary representations and warranties regarding the loan characteristics and the origination process. Therefore, we may be required to repurchase or substitute loans in the event of a breach of these representations and warranties. In addition, we generally commit to repurchase or substitute a loan if a payment default occurs within the first month or two following the date the loan is funded, unless we make other arrangements with the purchaser.

Securitizations

Securitizations Structured as Financings—During the year ended December 31, 2004, we completed five securitizations totaling $10.1 billion, which were structured as financings for accounting purposes under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” or SFAS No. 140. During 2003, we completed five securitizations totaling $4.9 billion, all of which were structured as on-balance sheet securitizations for financial reporting purposes under generally accepted accounting principles. The “portfolio-based” accounting treatment for securitizations structured as financings and recorded on-balance sheet is designed to more closely match the recognition of income with the receipt of cash payments. Because we do not record gain on sale revenue in the period in which the securitization structured as a financing occurs, the use of such portfolio-based accounting structures results in lower income in the period in which the securitization occurs than would a traditional off-balance sheet securitization, or securitization structured as a sale. However, the recognition of income as interest payments are received on the underlying mortgage loans is expected to result in higher income recognition in future periods than would a securitization structured as a sale. The increase in securitizations structured as financings in 2004 is the result of higher overall loan production volume coupled with our intent to retain more of our volume in connection with our conversion to a REIT.

Securitizations Structured as Sales—In a securitization structured as a sale, we sell a pool of loans to a trust for a cash purchase price and a certificate evidencing our residual interest ownership in the trust and the transaction is accounted for as a sale under generally accepted accounting principles. The trust raises the cash portion of the purchase price by selling senior certificates representing senior interests in the loans in the trust. Following the securitization, purchasers of senior certificates receive the principal collected, including prepayments, on the loans in the trust. In addition, they receive a portion of the interest on the loans in the trust equal to the specified “investor pass-through interest rate” on the principal balance. We receive the cash flows from the residual interests after payment of servicing fees, guarantor fees and other trust expenses if the specified over-collateralization requirements are met. Over-collateralization requirements are generally based on a percentage of the original or current unpaid principal balance of the loans and may be increased during the life of the transaction depending upon actual delinquency or loss experience. A net interest margin security, or NIMS, transaction, through which certificates are sold that represent a portion of the spread between the coupon rate on the loans and the investor pass-through rate, may also occur concurrently with or shortly after a securitization. A NIMS transaction allows us to receive a substantial portion of the gain in cash at the closing of the NIMS transaction, rather than over the actual life of the loans.

During 2002, we completed one securitization structured as a sale totaling $845.5 million of mortgage loans. We did not complete any off-balance sheet securitization transactions structured as sales during 2004 or 2003.

In the first quarter of 2004, we invested $2 million in Carrington Capital Management, LLC, or the LLC, and $25 million in Carrington Mortgage Credit Fund I, LP, or Carrington, which is sponsored by the LLC. Carrington acquires individual and pooled single-family residential subprime loans and securitizes them in transactions with third parties. We were originally the majority investor in Carrington, requiring us to consolidate Carrington’s results in our financial statements for financial reporting purposes through September 30, 2004. During the fourth quarter of 2004, Carrington raised additional capital, reducing our ownership position to approximately 38%. As a result we now include Carrington in our financial statements as an equity investment.

Loan Servicing and Delinquencies

Servicing

Loan servicing includes activities which seek to ensure that each loan in a mortgage servicing portfolio is repaid in accordance with its terms. Such activities are generally performed pursuant to servicing contracts we enter into with investors or their agents in connection with whole loan sales or securitizations. The servicing functions performed typically include: collecting and remitting loan payments, making required advances, accounting for principal and interest, customer service, holding escrow or impound funds for payment of taxes and insurance and, if applicable, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of un-remedied defaults. For performing these functions we generally receive a servicing fee of 0.50% annually of the outstanding principal balance of each loan in the mortgage servicing portfolio. The servicing fees are collected from the monthly payments made by the mortgagors. In addition, we generally receive other remuneration consisting of float benefits derived from collecting and remitting mortgage payments, as well as mortgagor-contracted fees such as late fees and, in some cases, prepayment penalties.

We conducted servicing operations from July 1998 through mid-2001 on our in-house servicing platform. In March 2001, we sold our portfolio of mortgage loan servicing rights to Ocwen Federal Bank. From March 2001 to September 2002, we contracted with Ocwen to perform sub-servicing functions for our mortgage loans held for sale. During that period, we either sold loans on a servicing-released basis or we sold the servicing rights to third parties.

In October 2002, we re-established mortgage servicing operations. As of December 31, 2004, the balance of our loan servicing portfolio was $24.4 billion, consisting of $11.6 billion in mortgage loans held for investment, $3.9 billion in mortgage loans held for sale, $7.7 billion in interim servicing, and $1.2 billion in servicing rights owned. These loans are serviced through one of our taxable REIT subsidiaries. Included in our portfolio of mortgage loans held for investment is a securitization pool with an outstanding balance at December 31, 2004 of $1.6 billion that is serviced by a third party.

Servicing rights owned are loans sold to whole loan investors for which we retained the servicing rights. Interim servicing represents loans sold to whole loan investors that we have agreed to service temporarily pending their transfer.

Servicing Operations

Once we originate or purchase a mortgage loan we begin the process of servicing the loan. We originated $42.2 billion in mortgage loans during the year ended December 31, 2004, all of which were serviced by us on an interim servicing basis prior to sale or were included in one of our securitizations structured as financings. During the year ended December 31, 2004, we boarded an average of approximately 20,000 new loans per month to our servicing platform and transferred an average of 13,000 loans per month to other servicers as a result of whole loan sales. We expect to retain servicing rights on some of our whole loans sales and all of the mortgage loans we hold in our portfolio in the future.

During 2004, we completed several key servicing platform initiatives. Technology initiatives completed in 2004 include the deployment of a customer accessible interactive Web site, the implementation of a lockbox payment processing system, deployment of software that better allows our call center to manage customer call volume, as well as the automation of various payment services for our borrowers.

We establish early relationships with our borrowers from a servicing perspective. An introductory “welcome” phone call is made to each borrower following funding in order to introduce us to the borrower and verify critical loan and contact information. During the welcome call, our customer service agents verify with the customer the amount of the loan, first payment due date, the interest rate, the payment amount and customer receipt of their first billing statement. Additionally, information is provided to the borrower on how to contact us in the event they have additional questions or concerns regarding their loan.

While the vast majority of our customers make their payments in a timely manner, in the event a borrower becomes delinquent, our loan counselors and mortgage assistant advisors assist the borrower in finding a resolution and bringing the loan current. As a matter of course, by the 35th day of delinquency, depending on state-specific timelines, but no earlier than the 32nd day of delinquency, a breach of contract notice is issued. Such notices allow the borrower the opportunity to cure the delinquency within the next 30 days in order to avoid referral to foreclosure.

Accounts that are referred to our Foreclosure Department are simultaneously referred to our Loss Mitigation Department. Various loss mitigation opportunities are explored with the borrower, including the possibility of forbearance agreements, listing the property for sale, deeds in lieu of foreclosure and full reinstatement of the loan. Loss mitigation strategies are designed to minimize the loss to both the borrower and investor and are structured, where possible, to insure that the loan performs in a manner that supports the avoidance of foreclosure sale, while at the same time minimizing fees and costs.

In the event that foreclosure is the only resolution available, we engage local attorneys to assist with managing the legal processes mandated by various state and local statutes. Foreclosure timelines are state and locality specific and have been programmed in our primary timeline management software and our loan servicing system. Properties for which the foreclosure sale has been completed and have exceeded their redemption periods (which are state specific) are transferred to our Real Estate Owned Department where our in-house asset managers manage the ultimate disposition of the properties with the assistance of local real estate agents. Once the properties have been vacated and are available for sale, they are listed and marketed for sale. We closely monitor the resulting sales price and overall recovery in order to minimize the loss incurred.

In addition to our written policies and procedures designed to assist our employees in the conduct of servicing activities, we have also adopted servicing “best practices” that are designed to prevent any unfair or abusive servicing practices. We regularly evaluate our policies and practices to ensure they remain effective.

We intend to continue to retain servicing rights on a substantial percentage of the loans we sell in future periods. In the second quarter of 2004, we received a rating of RPS3, or average, from Fitch Ratings, and an average rating from Standard and Poor’s for our servicing platform, which we believe will allow us to grow our servicing platform more rapidly.

Delinquency Reporting

The following table sets forth loan performance data of the loans on our mortgage loan servicing platform at December 31, 2004 (dollars in thousands):

Pool Type	Balance	Weighted Average Coupon	FICO	Delinquency
				<90 days	90+	Real Estate Owned (REO)	Total
Mortgage loans held for investment(1)	$11,573,630	6.92%	631	1.22%	1.04%	0.12%	2.39%
Mortgage loans held for sale	3,884,192	7.01	630	0.20	0.52	0.03	0.75
Interim servicing	7,705,367	7.35	628	0.40	0.01	0.00	0.41
Servicing rights owned	1,216,325	7.30	621	1.42	1.44	0.22	3.07

Total	$24,379,514	7.09%	629	0.81%	0.65%	0.07%	1.54%

(1)	$1.6 billion of our loans held for investment is serviced by a third party.

The following table sets forth loan performance data of the loans on our mortgage loan servicing platform at December 31, 2003 (dollars in thousands):

	Balance	Weighted Average Coupon		Delinquency
Pool Type			FICO	< 90 days	90+	REO	Total
Mortgage loans held for investment	$4,727,504	7.16%	624	0.66%	0.58%	0.02%	1.26%
Mortgage loans held for sale	3,383,266	7.22%	617	0.08%	0.26%	0.01%	0.35%
Interim servicing	3,103,480	7.25%	622	0.07%	0.02%	0.00%	0.09%
Servicing rights owned	351,884	8.08%	591	2.61%	4.11%	0.18%	6.90%

Total	$11,566,134	7.23%	621	0.39%	0.44%	0.02%	0.85%

Additional Financial Information Regarding Segments

Additional financial information regarding our business segments is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

Competition

We continue to face intense competition in the business of originating, purchasing and selling mortgage loans. Our competitors include other mortgage banking companies, consumer finance companies, commercial banks, credit unions, thrift institutions, credit card issuers and insurance finance companies. Other large financial institutions have gradually expanded their “subprime” lending capabilities, some of whom have greater access to capital at a cost lower than our cost of capital under our credit facilities. Federally chartered banks and thrifts have a competitive advantage over us because the federal laws applicable to their operations can preempt some of the state and local lending laws applicable to our operations. In addition, many of these competitors have considerably greater technical and marketing resources than we have.

Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Additional competition may lower the rates we can charge borrowers, thereby potentially reducing gain on future loan sales and securitizations. In 2004, the most significant form of competition was pricing pressure among wholesale mortgage originators. Some of our competitors lowered rates and fees to preserve or expand their market share. Competition typically becomes increasingly intense in a rising interest rate environment, when mortgage lenders do not necessarily increase their coupon rates as quickly as short-term interest rates are increasing. During these periods, profit margins generally decline.

To the extent we must purchase mortgage loans or mortgage-related assets from third parties, we must compete with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, other lenders and other entities that purchase mortgage loans or mortgage-related assets, many of which have greater financial resources than we do. As a result, we may not be able to acquire sufficient mortgage-related assets at favorable spreads over our borrowing costs, which would harm our results of operations, financial condition and business prospects.

Our results of operations, financial condition and business prospects could be harmed if competition intensifies or if any of our competitors significantly expands its activities in our markets.

Regulation

Our business is regulated by federal, state, and local government authorities and is subject to extensive federal, state and local laws, rules and regulations. We are also subject to judicial and administrative decisions that impose requirements and restrictions on our business. At the federal-level, these laws and regulations include the:

•	Equal Credit Opportunity Act;

•	Federal Truth in Lending Act and Regulation Z;

•	Home Ownership and Equity Protection Act;

•	Real Estate Settlement Procedures Act;

•	Fair Credit Reporting Act;

•	Fair Debt Collection Practices Act;

•	Home Mortgage Disclosure Act;

•	Fair Housing Act;

•	Telephone Consumer Protection Act;

•	Gramm-Leach-Bliley Act;

•	Fair and Accurate Credit Transactions Act;

•	CAN-SPAM Act;

•	Sarbanes-Oxley Act; and

•	USA PATRIOT Act.

These laws, rules and regulations, among other things:

•	impose licensing obligations and financial requirements on us;

•	limit the interest rates, finance charges, and other fees that we may charge;

•	prohibit discrimination;

•	impose underwriting requirements;

•	mandate disclosures and notices to consumers;

•	mandate the collection and reporting of statistical data regarding our customers;

•	regulate our marketing techniques and practices;

•	require us to safeguard non-public personal information about our customers;

•	regulate our collection practices;

•	require us to prevent money-laundering or doing business with suspected terrorists; and

•	impose corporate governance, internal control and financial reporting obligations and standards.

Our failure to comply with these laws can lead to:

•	civil and criminal liability;

•	loss of approved status;

•	demands for indemnification or loan repurchases from buyers of our loans;

•	class action lawsuits; and

•	administrative enforcement actions.

Compliance, Quality Control and Quality Assurance

We regularly monitor the laws, rules and regulations that apply to our business and analyze any changes to them. We integrate many legal and regulatory requirements into our automated loan origination system to reduce the prospect of inadvertent non-compliance due to human error. We also maintain policies and procedures, summaries and checklists to help our origination personnel comply with these laws.

Our training programs are designed to teach our personnel about the significant laws, rules and regulations that affect their job responsibilities. We also maintain a variety of pre-funding quality control procedures designed to detect compliance errors prior to funding.

In addition, we also subject a statistically valid sampling of our loans to post-funding quality assurance reviews and analysis. We track the results of the quality assurance reviews and report them back to the responsible origination units. To the extent refunds or other corrective actions are appropriate, we deduct those amounts from the internal profit and loss calculation for that origination unit. Many of our managers have their compensation tied partly to the quality assurance results of their units.

Our loans and practices are also reviewed regularly in connection with the due diligence that our loan buyers and lenders perform. Our state regulators also review our practices and loan files regularly and report the results back to us. Since our inception, we have undergone over 130 state examinations, which have never resulted in findings of material violations or penalties.

Licensing

As of December 31, 2004, at the taxable REIT subsidiary level we were licensed or exempt from licensing requirements by the relevant state banking or consumer credit agencies to originate first mortgages in all 50 states and the District of Columbia and second mortgages in 49 states and the District of Columbia. As of December 31, 2004, one of our qualified REIT subsidiaries was authorized to originate mortgage loans in 45 states and we are seeking to license that qualified REIT subsidiary in the states in which it is not currently authorized to originate mortgages.

Regulatory Developments

During 2004, federal and state legislators and regulators adopted a variety of new or expanded regulations, particularly in the areas of privacy and consumer protection. We summarize these regulations below.

Privacy

The federal Gramm-Leach-Bliley financial reform legislation imposes additional obligations on us to safeguard the information we maintain on our borrowers. Regulations have been promulgated and continue to be proposed by several agencies that may affect our obligations to safeguard information. In addition, several federal agencies are considering regulations that could affect the content of our notices. Also, several states are considering even more stringent privacy legislation. California has passed legislation known as the California Financial Information Privacy Act and the California On-Line Privacy Protection Act. Both pieces of legislation became effective July 1, 2004, and impose additional notification obligations on us that are not pre-empted by existing federal law. In addition, California’s “Shine the Light Law” which imposes additional requirements on businesses to disclose to customers how their personal information is shared, and the California Information Safeguard Law AB1950, which imposes the obligation on businesses to establish procedural and electronic safeguards to protect customer personal information. If other states choose to follow California and adopt a variety of inconsistent state privacy legislation, our compliance costs could substantially increase.

Fair Credit Reporting Act

The Fair Credit Reporting Act provides federal preemption for lenders to share information with affiliates and certain third parties and to provide pre-approved offers of credit to consumers. Congress acted in late 2003 to make this preemption permanent, otherwise it would have expired at the end of that year and states could have imposed more stringent and inconsistent regulations regarding the use of pre-approved offers of credit and other information sharing. Recent changes to the Fair Credit Reporting Act were made in December 2003, with the adoption of the Fair and Accurate Credit Transaction Act, and include modifications to the right to receive credit reports, the reporting of negative information, the rights of identity theft victims, the issuance of risk-based credit pricing notices, the responsibilities of creditors and other furnishers of credit information and the disclosure of credit scores. Some provisions of the Fair and Accurate Credit Transaction Act will only become effective after federal agencies issue final regulations. All of these new provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

Home Mortgage Disclosure Act

In 2002, the Federal Reserve Board adopted changes to Regulation C promulgated under the Home Mortgage Disclosure Act. Among other things, the new regulations require lenders to report pricing data on loans with annual percentage rates that exceed the yield on treasury bills with comparable maturities by 3%. The expanded reporting takes effect in 2004 for reports filed in 2005. We anticipate that a significant portion of our loans will be subject to the expanded reporting requirements.

The expanded reporting does not provide for additional loan information such as credit risk, debt-to-income ratio, LTV, documentation-level or other salient loan features. As a result, lenders are concerned that the reported information may lead to increased litigation as the information could be misinterpreted by third parties.

Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003

The CAN-SPAM Act of 2003 took effect on January 1, 2004 and applies to businesses, such as ours, that use electronic mail for advertising and solicitation. This law, generally administered by the Federal Trade Commission, preempts state laws to the contrary, and establishes, among other things, a national uniform standard that gives consumers the right to stop unwanted emails. New requirements are imposed for the header caption in emails, as well as return email addresses, and consumers are granted the right to ‘opt out’ from receiving further emails from the sender. Effective January 1, 2005, new rules apply to “dual-purpose” e-mails where a commercial message is included with transactional or relationship e-mail. These new and existing provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act

These laws, enacted in 1991 and 1994, respectively, are designed to restrict unsolicited advertising using the telephone and facsimile machine. Since they were enacted, however, telemarketing practices have changed significantly due to new technologies that make it easier to target potential customers while at the same time making it more cost effective to do so. The Federal Communications Commission, or the FCC, and the Federal Trade Commission have responsibility for regulating various aspects of these laws, such as regulating unwanted telephone solicitations and the use of automated telephone dialing systems, prerecorded or artificial voice messages, and telephone facsimile machines. In 2003, both agencies adopted ‘do-not-call’ registry requirements, which, in part, mandate that companies such as us maintain and regularly update lists of consumers who have chosen not to be called. These requirements also mandate that we do not call consumers who have chosen to be on the list. Effective January 1, 2005, the FCC required that telemarketers access the “do-not-call” list at least once every 31 days. During this same time, over 25 states have also adopted similar laws, with which we also comply. As with other regulatory requirements, these provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

Predatory Lending Legislation

The Home Ownership and Equity Protection Act of 1994, or HOEPA, identifies a category of mortgage loans and subjects them to more stringent restrictions and disclosure requirements. In addition, liability for violations of applicable law for loans covered by HOEPA extends not only to the originator, but also to the purchaser of the loans. HOEPA generally covers loans with either (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $499 (an annually adjusted dollar amount), or (ii) an APR of more than eight percentage points higher than United States Treasury securities of comparable maturity on first mortgage loans, and 10 percentage points above Treasuries of comparable maturity for junior mortgage loans.

We do not originate loans covered by HOEPA because of the higher legal risks as well as the potential negative perception of originating loans that are considered to be “high cost” under federal law.

Several federal, state and local laws and regulations have been adopted or are under consideration that are intended to eliminate so-called “predatory” lending practices. Many of these laws and regulations go beyond targeting abusive practices by imposing broad restrictions on certain commonly accepted lending practices, including some of our practices. In addition, some of these laws impose liability on assignees of mortgage loans such as loan buyers, lenders and securitization trusts. Such provisions deter loan buyers from purchasing loans covered by the applicable law. For example, the Georgia Fair Lending Act that took effect in October 2002 resulted in our withdrawal from the Georgia market, until the law was amended in early 2003, because our lenders and loan buyers refused to finance or purchase loans covered by that law. The recent enactment of similar laws in late 2003 in New Jersey and New Mexico, and in 2004 in Massachusetts, has resulted in significant interruption in the secondary market, with some participants no longer purchasing home loans originated in those states, and some not purchasing just those loans covered by these new laws. We have eliminated making loans that are deemed high cost under these laws, and remain able to finance or sell those loans we do make.

In 2004, we were also subjected to adverse state judicial decisions. For example, in Illinois and Ohio (the Clark case in Illinois—U.S. Bank Association et al. vs. Michael and Betty Clark, et al.—on appeal to the Illinois Supreme Court, and the City of Cleveland case in Ohio, American Financial Services Association vs. City of Cleveland (Court of Appeals, Cuyahoga County, Ohio), state and local laws including the Illinois Interest Act and the City of Cleveland’s predatory lending ordinance, which had been presumed to have been preempted by other state or federal law, have been ruled enforceable.

Finally, in 2004 several states adopted laws requiring loan officer licensing. Many of these laws contain pre-licensing educational and testing requirements, and others contain post licensing continuing education requirements of anywhere from 6 to 12 hours per year. The definition of what constitutes a loan officer also varies among states, such that in some states only associates who deal directly with the public must be licensed, while in a few other states employees who also process loans must be licensed. These requirements apply to Retail branch employees, Wholesale account executives, call center employees and others.

These decisions and new laws impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs. There can be no assurance that other similar laws, rules or regulations will not be adopted in the future. Adoption of these laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules, or by restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain loans. Adoption of these laws could also have a material adverse effect on our loan origination volume, especially if our lenders and secondary market buyers elect not to finance or purchase loans covered by the new laws.

Efforts to Avoid Abusive Lending Practices

In an effort to prevent the origination of loans containing unfair terms or involving predatory practices, we have adopted many policies and procedures, including the following:

Product Policies

•	We do not fund or purchase “high cost loans” as defined by HOEPA.

•	We do not make or purchase loans containing single premium credit life, disability or accident insurance.

•	We do not make or purchase loans containing balloon payments, negative amortization, mandatory arbitration clauses or interest rate increases triggered by borrower default.

•	We offer loans with and without prepayment penalties. When a borrower opts for a loan with a prepayment charge, the borrower benefits from a lower interest rate and/or pays lower upfront fees.

•	Our prepayment penalties do not extend beyond three years from the origination date. On fixed rate loans, the maximum prepayment penalty term is three years. Prepayment penalties on adjustable rate loans do not extend beyond the first adjustment date.

•	We do not originate loans that pay off zero interest rate mortgages provided by charitable organizations or the government without borrower third-party counseling.

Loan Processing Policies

•	We only approve loan applications that evidence a borrower’s ability to repay the loan.

•	We consider whether the loan terms are in the borrower’s best interests and document our belief that the loan represents a tangible benefit to the borrower.

•	We do not resolicit our borrowers within 12 months of loan origination.

•	We price loans commensurate with risk.

•	We use an electronic credit grading system to help ensure consistency of grading.

•	We do not ask appraisers to report a predetermined value or withhold disclosure of adverse features.

•	We employ electronic and manual systems to protect against adverse practices like “property flipping.” Loan origination systems are designed to detect red flags such as inflated appraisal values, unusual multiple borrower activity or rapid loan turnover.

Customer Interaction and Education

•	We market our loans with a view to encouraging a wide range of applicants strongly representative of racial, ethnic and economic diversity of the markets we serve throughout the nation.

•	We provide a helpful, easy-to-follow brochure to all our loan applicants to educate them on the loan origination process, explain basic loan terms, help them obtain a loan that suits their needs and advise them on how to find a U.S Department of Housing and Urban Development, or HUD-approved loan counselor.

•	We distribute our Fair Lending Policy to all newly hired employees and hold them accountable for treating borrowers fairly and equally.

•	We provide fair lending training to employees having direct contact with borrowers or loan decision-making authority.

•	We require brokers to sign an agreement indicating that they are knowledgeable about and will abide by fair lending laws and our Broker Code of Conduct.

•	We monitor broker performance and strive to hold brokers accountable for fair and equal treatment of borrowers.

•	Our Retail Division conducts regular customer satisfaction surveys of all newly funded loans.

•	We also conduct periodic randomly selected satisfaction surveys of customers who receive loans through a mortgage broker.

•	Each division is supported by well-trained consumer relations staff dedicated to resolving consumer complaints in a timely and fair manner.

•	Our Loan Servicing Department contacts each borrower prior to the first payment to confirm that the borrower understands the loan terms.

•	When appropriate, we also offer loss mitigation counseling to borrowers in default and provide opportunities to enter into mutually acceptable reasonable repayment plans.

•	We report borrower monthly payment performance to major credit repositories.

Evaluation and Compliance

•	We subject a significant statistical sampling of our loans to a quality assurance review of borrower qualification, validity of information, and verified property value determination.

•	Our Fair Lending Officer provides an independent means of reporting or discussing fair lending concerns through consumer and employee hotlines.

•	Our Fair Lending Officer monitors production fair lending performance, including loan file analysis and reporting, and coordinates community outreach programs.

•	We periodically engage independent firms to review internal controls and operations to help ensure compliance with accepted federal and state lending regulations and practices.

•	We adhere to high origination standards in order to sell our loan products in the secondary mortgage market.

•	We treat all customer information as confidential and consider it to be nonpublic information. We maintain systems and procedures designed to ensure that access to nonpublic consumer information is granted only to legitimate and valid users.

•	We believe that our commitment to responsible lending is good business.

•	We strive to promote highly ethical standards throughout our industry.

We plan to continue to review, revise and improve our practices to enhance our fair lending efforts and support the goal of eliminating predatory lending practices in the industry.

Environmental

In the course of our business, we may acquire properties securing loans that are in default. There is a risk that hazardous or toxic waste could be found on such properties. If this occurs, we could be held responsible under applicable law for the cost of cleaning up or removing the hazardous waste. This cost could exceed the value of the underlying properties.

Employees

At December 31, 2004, we employed approximately 5,200 employees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Available Information

We make available, free of charge, on the Investor Relations Section of our Web site (http://investorrelations.ncen.com/), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports and any amendments to those reports as soon as reasonably practicable after such reports or amendments are electronically filed with or furnished to the SEC.

MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS

Introduction

The following general discussion summarizes the material U.S. federal income tax considerations regarding our qualification and taxation as a REIT. This discussion is based on interpretations of the Code, regulations issued thereunder, and rulings and decisions currently in effect (or in some cases proposed), all of which are subject to change. Any such change may be applied retroactively and may adversely affect the federal income tax consequences described herein. This summary does not discuss all of the tax consequences that may be relevant to particular stockholders or stockholders subject to special treatment under the federal income tax laws. Accordingly, you should consult your own tax advisor regarding the federal, state, local, foreign, and other tax consequences of your ownership and our REIT election, and regarding potential changes in applicable tax laws.

Taxation as a REIT

General. We will elect to be taxed as a REIT under Sections 856 through 859 of the Internal Revenue Code commencing with our taxable year ended December 31, 2004. A REIT generally is not subject to federal income tax on the income that it distributes to stockholders if it meets the applicable REIT distribution requirements and other requirements for qualification as a REIT. We intend to be organized and to operate in such a manner as to qualify for taxation as a REIT. However, no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

The sections of the Code and the corresponding regulations that govern the federal income tax treatment of a REIT and its stockholders are highly technical and complex. The following discussion is qualified in its entirety by the applicable Code provisions, rules and regulations promulgated thereunder, and administrative interpretations thereof.

In any year in which we qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on that portion of our REIT taxable income that we distribute currently to our stockholders. However, our stockholders will generally be taxed on dividends that they receive at ordinary income rates unless such dividends are designated by us as capital gain dividends or qualified dividend income. This differs from non-REIT C corporations, which generally are subject to federal corporate income taxes but whose domestic non-corporate stockholders are generally taxed on dividends they receive at the 15% rate on qualified dividend income, and whose corporate stockholders generally receive the benefit of a dividends received deduction that substantially reduces the effective rate that they pay on such dividends. In general, income earned by a REIT and distributed to its stockholders will be subject to less federal income taxation than if such income were earned by a non-REIT C corporation, subjected to corporate income tax, and then distributed and taxed to stockholders.

While we are generally not subject to corporate income taxes on income that we distribute currently to our stockholders, we will be subject in certain circumstances.

Notwithstanding our status as a REIT, we may also have to pay certain state and local income taxes, because not all states and localities treat REITs in the same manner that they are treated for federal income tax purposes. Moreover, as further described below, any taxable REIT subsidiary in which we own an interest, including New Century and its subsidiaries, will be subject to federal corporate income tax on its taxable income.

Requirements for qualification as a REIT. In general, the Code defines a REIT as a corporation, trust or association:

(1)	that is managed by one or more trustees or directors;

(2)	the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest;

(3)	that would be taxable as a domestic corporation, but for Sections 856 through 859 of the Code;

(4)	that is neither a financial institution nor an insurance company subject to certain provisions of the Code;

(5)	the beneficial ownership of which is held by 100 or more persons;

(6)	of which not more than 50% in value of the outstanding shares are owned, directly or indirectly, by five or fewer individuals after applying certain attribution rules;

(7)	that makes an election to be a REIT for the current taxable year or has made such an election for a previous taxable year, which has not been terminated or revoked; and

(8)	that meets other tests, described below, regarding the nature of its income and assets, as well as certain filing and administrative requirements.

Qualified REIT subsidiaries. If a REIT owns a corporate subsidiary that is a “qualified REIT subsidiary,” the separate existence of that subsidiary is disregarded for federal income tax purposes. Generally, a qualified REIT subsidiary is a corporation, other than a taxable REIT subsidiary, all of the capital stock of which is owned by the REIT. All assets, liabilities and items of income, deduction and credit of the qualified REIT subsidiary will be treated as assets, liabilities and items of income, deduction and credit of the REIT itself. A qualified REIT subsidiary is not subject to federal corporate income taxation, although it may be subject to state and local taxation in some states.

Other disregarded entities and partnerships. An unincorporated domestic entity, such as a partnership or limited liability company, which has a single owner generally is not treated as an entity separate from its parent for federal income tax purposes. If we own 100% of the interests of such an entity and such entity has not elected to be treated as a corporation for U.S. federal income tax purposes, we will be treated as owning its assets and receiving its income directly. An unincorporated domestic entity with two or more owners generally is treated as a partnership for federal income tax purposes. In the case of a REIT that is a partner in a partnership that has other partners, the REIT is treated as owning its proportionate share of the assets of the partnership and as earning its proportionate share of the gross income of the partnership for purposes of the applicable REIT qualification tests. Thus, our proportionate share, based on percentage capital interests, of the assets, liabilities and items of income of any partnership, joint venture or limited liability company that is treated as a partnership for U.S. federal income tax purposes in which we acquire an interest, directly or indirectly, will be treated as our assets and gross income for purposes of applying the various REIT qualification requirements.

Taxable REIT subsidiaries. A “taxable REIT subsidiary” is an entity that is taxable as a corporation in which we directly or indirectly own stock and that elects with us to be treated as a taxable REIT subsidiary under the Code. We will have several direct and indirect subsidiaries, including New Century TRS, most of which we intend to elect to treat as taxable REIT subsidiaries. As taxable REIT subsidiaries, these entities will be subject to federal income tax, and state and local income tax where applicable, on their taxable income.

Income earned by a taxable REIT subsidiary is not attributable to the REIT. As a result, income that might not be qualifying income for purposes of the income tests applicable to REITs, such as fees from the origination and/or servicing of loans for third parties, could be earned by a taxable REIT subsidiary without affecting our status as a REIT. We expect to continue to sell all of our loans that we do not hold in our portfolio, and to perform other origination functions, through New Century TRS and its subsidiaries.

Taxable mortgage pools and REMICs. We will make investments or enter into financing and securitization transactions that give rise to our being considered to be, or to own an interest in, one or more taxable mortgage pools or REMICs, although we do not intend to engage in REMIC securitization transactions other than through one of our taxable REIT subsidiaries.

Where an entity, or a portion of an entity, is classified as a taxable mortgage pool, it is generally treated as a taxable corporation for federal income tax purposes. However, special rules apply to a REIT, a portion of a REIT, or a qualified REIT subsidiary that is a taxable mortgage pool. The portion of a REIT’s assets held directly or through a qualified REIT subsidiary that is classified as a taxable mortgage pool is treated as a qualified REIT subsidiary that is not subject to corporate income tax, and the taxable mortgage pool classification does not affect the tax status of the REIT. Rather, the consequences of the taxable mortgage pool classification would generally, except as described below, be limited to the REIT’s stockholders. The Treasury Department has yet to issue regulations governing the tax treatment of the stockholders of a REIT that owns an interest in a taxable mortgage pool.

A portion of our income from a REMIC residual interest or taxable mortgage pool, including non-cash accrued income, or “phantom” taxable income, will be treated as excess inclusion income. Excess inclusion income is an amount, with respect to any calendar quarter, equal to the excess, if any, of (i) income allocable to the holder of a residual interest in a REMIC or taxable mortgage pool interest during such calendar quarter over (ii) the sum of an amount for each day in the calendar quarter equal to the product of (a) the adjusted issue price of the interest at the beginning of the quarter multiplied by (b) 120% of the long term federal rate (determined on the basis of compounding at the close of each calendar quarter and properly adjusted for the length of such quarter). This non-cash or “phantom” income would nonetheless be subject to the distribution requirements that apply to us and could therefore adversely affect our liquidity. See “—Annual Distribution Requirements Applicable to REITs.” To the extent that a REMIC residual interest or taxable mortgage pool is owned through a taxable REIT subsidiary, any excess inclusion income generated by the REMIC residual interest or taxable mortgage pool will be recognized by the taxable REIT subsidiary, and we will not be subject to the distribution requirements with respect to any such amounts.

Our excess inclusion income would be allocated among our stockholders. A stockholder’s share of excess inclusion income generally (i) would not be allowed to be offset by any net operating losses otherwise available to the stockholder, (ii) would be subject to tax as unrelated business taxable income in the hands of most types of stockholders that are otherwise generally exempt from federal income tax, and (iii) would result in the application of U.S. federal income tax withholding at the maximum rate (i.e., 30%), without reduction for any otherwise applicable income tax treaty, to the extent allocable to most types of foreign stockholders.

If we were to own less than all of the equity interests in an entity that is classified as a taxable mortgage pool, the foregoing rules would not apply. Rather, the entity would be treated as a corporation for federal income tax purposes, and its taxable income would be subject to corporate income tax.

Income Tests

Our income for purposes of these tests includes our allocable share of all income earned by any entities in which we own an interest that are partnerships or disregarded entities for income tax purposes (including qualified REIT subsidiaries), and the subsidiaries of these partnerships or disregarded entities that are partnerships or disregarded entities for income tax purposes.

To qualify as a REIT, we must satisfy two gross income requirements, each of which is applied on an annual basis. First, at least 75% of our gross income, excluding gross income from prohibited transactions, for each taxable year generally must be derived directly or indirectly from:

•	rents from real property;

•	interest on debt secured by mortgages on real property or on interests in real property;

•	dividends or other distributions on, and gain from the sale of, stock in other REITs;

•	gain from the sale of real property or mortgage loans;

•	amounts, such as commitment fees, received in consideration for entering into an agreement to make a loan secured by real property, unless such amounts are determined by income and profits;

•	income derived from a REMIC in proportion to the real estate assets held by the REMIC, unless at least 95% of the REMIC’s assets are real estate assets, in which case all of the income derived from the REMIC; and

•	interest or dividend income from investments in stock or debt instruments attributable to the temporary investment of new capital during the one-year period following our receipt of new capital that we raise through equity offerings or public offerings of debt obligations with at least a five-year term.

Second, at least 95% of our gross income, excluding gross income from prohibited transactions, for each taxable year must be derived from sources that qualify for purposes of the 75% gross income test, and from (i) dividends, (ii) interest, (iii) for taxable years beginning before January 1, 2005, payments under certain qualifying hedging instruments and (iv) gain from the sale or disposition of stock, securities, or, for taxable years beginning before January 1, 2005, some hedging instruments.

Prohibited transactions tax. A REIT will incur a 100% tax on the net income derived from any sale or other disposition of property, other than foreclosure property, that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We believe that none of our portfolio assets are held-for-sale to customers and that a sale of any of our portfolio assets would not be in the ordinary course of our business.

Failure to satisfy income tests. If we fail to satisfy one or both of the 75% and 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for that year if we are entitled to relief under the Code. These relief provisions generally will be available if our failure to meet the tests is due to reasonable cause and not due to willful neglect, we attach a schedule of the sources of our income to our federal income tax return and any incorrect information on the schedule is not due to fraud with intent to evade tax. Effective for taxable years beginning on or after January 1, 2005, these relief provisions generally will be available if our failure to meet the tests is due to reasonable cause and not due to willful neglect and if we satisfy certain specified filing and disclosure requirements set forth in the Code.

Asset Tests

At the close of each quarter of our taxable year, we must generally satisfy the following six tests relating to the nature of our assets.

•	First, at least 75% of the value of our total assets must be represented by the following:

•	interests in real property, including leaseholds and options to acquire real property and leaseholds;

•	interests in mortgages on real property;

•	stock in other REITs;

•	cash and cash items;

•	government securities;

•	investments in stock or debt instruments attributable to the temporary investment of new capital during the one-year period following our receipt of new capital that we raise through equity offerings or public offerings of debt obligations with at least a five-year term; and

•	regular or residual interests in a REMIC.

•	Second, not more than 25% of our total assets may be represented by securities, other than those in the 75% asset class.

•	Third, the value of any one issuer’s securities owned by us may not exceed 5% of the value of our total assets.

•	Fourth, we may not own more than 10% of any one issuer’s outstanding voting securities.

•	Fifth, we may not own more than 10% of the total value of the outstanding securities of any one issuer.

•	Sixth, no more than 20% of the value of our total assets may be represented by the securities of one or more taxable REIT subsidiaries.

For purposes of the third, fourth and fifth asset tests, the term “securities” does not include equity or debt securities of a qualified REIT subsidiary or taxable REIT subsidiary, mortgage loans that constitute real estate assets, other securities included in the 75% asset class above, or equity interests in a partnership.

As discussed in “—Taxation as a REIT—Other Disregarded Entities and Partnerships,” our assets for purposes of these tests include our allocable share of all assets held by any entities in which we own an interest that are partnerships or disregarded entities (including qualified REIT subsidiaries) for income tax purposes, and the subsidiaries of these partnerships or disregarded entities that are partnerships or disregarded entities for income tax purposes.

Failure to Satisfy Asset Tests

After initially meeting the asset tests on June 30, 2004, we will not lose our status as a REIT if we fail to satisfy the asset tests at the end of a later quarter solely by reason of changes in the relative values of our assets. If the failure to satisfy the asset tests results from the acquisition of securities or other property during a quarter, the failure can be cured by a disposition of sufficient non-qualifying assets or acquisition of sufficient qualifying assets within 30 days after the close of that quarter.

Effective for taxable years beginning on or after January 1, 2005, we may avoid disqualification in the event of certain failures if (i) the failure was due to reasonable cause and not willful neglect, (ii) the failure is timely corrected, (iii) a penalty amount is paid and (iv) other requirements are met; or the failure was de minimis and timely corrected.

Annual Distribution Requirements Applicable to REITs

To qualify as a REIT, we generally must distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to:

•	the sum of (i) 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gain, and (ii) 90% of our net income after tax, if any, from foreclosure property; minus

•	the excess of the sum of specified items of non-cash income (including original issue discount on our mortgage loans) over 5% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gain.

To the extent that we do not distribute all of our net capital gain or we distribute at least 90%, but less than 100% of our REIT taxable income, as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates.

Furthermore, we will incur a 4% nondeductible excise tax on the excess of the required distribution over the sum of the distributed amount if we fail to distribute during a calendar year (or, in the case of distributions with declaration and record dates falling in the last three months of the calendar year, by the end of January following such calendar year) at least the excess of the sum of (i) 85% of our REIT ordinary income for such year, (ii) 95% of our REIT capital gain net income for such year, and (iii) any undistributed taxable income from prior periods, over any excess distributions from prior years.

Failure to Qualify

If we fail to qualify for taxation as a REIT in any taxable year and the relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. This would significantly reduce both our cash available for distribution to our stockholders and our earnings. If we fail to qualify as a REIT, we will not be required to make any distributions to stockholders and any distributions that are made will not be deductible. Moreover, all distributions to stockholders would be taxable as dividends to the extent of our current and accumulated earnings and profits, whether or not attributable to our capital gains. Subject to certain limitations of the Code, corporate distributees may be eligible for the dividends received deduction with respect to those distributions, and domestic non-corporate distributees may be eligible for the reduced income tax rate of 15% on such dividends. Unless we are entitled to relief under specific statutory provisions, we also will be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. We cannot state whether in all circumstances we would be entitled to this statutory relief.

Taxation of U.S. Holders

For purposes of this summary, a U.S. holder is a beneficial owner of shares of New Century common stock that is:

•	a citizen or resident of the U.S.;

•	a corporation created or organized in or under the laws of the U.S. or any political subdivision of the U.S.;

•	an estate the income of which is subject to U.S. federal income taxation regardless of its source; or

•	a trust if it (1) is subject to the primary supervision of a court within the U.S. and one or more U.S. persons have authority to control all substantial decisions of the trust or (2) has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person.

A beneficial owner of notes or shares of New Century common stock that is an individual, a corporation, an entity treated as a corporation for U.S. federal income tax purposes, an estate, or a trust and is not a U.S. Holder is referred to herein as a “Non-U.S. holder.”

Taxation of U.S. Holders of New Century Common Stock

Distributions generally. As long as we qualify as a REIT, distributions made to taxable U.S. holders of New Century common stock out of current or accumulated earnings and profits that are not designated as capital gain dividends or “qualified dividend income” will be taken into account by them as ordinary income taxable at ordinary income tax rates and will not qualify for the maximum 15% rate that generally applies to distributions by non-REIT C corporations to stockholders who are taxed as individuals. In determining the extent to which a distribution constitutes a dividend for tax purposes, our earnings and profits will be allocated first to distributions with respect to our preferred stock, if any, and then to New Century common stock. Corporate stockholders will not be eligible for the dividends received deduction with respect to these distributions.

Distributions in excess of both our current and accumulated earnings and profits will not be taxable to a U.S. holder to the extent that the distributions do not exceed the adjusted basis of the holder’s stock. Rather, such distributions will reduce the adjusted basis of the stock. To the extent that distributions exceed the adjusted basis of a U.S. holder’s stock, the distributions will be taxable as capital gains, assuming the stock is held as a capital asset in the hands of the U.S. holder.

Distributions will generally be taxable, if at all, in the year of the distribution.

Capital gain dividends. We may elect to designate distributions of our net capital gain as “capital gain dividends.” Capital gain dividends are taxed to U.S. holders as gain from the sale or exchange of a capital asset held for more than one year. This tax treatment applies regardless of the period during which the stockholders have held their stock. If we designate any portion of a dividend as a capital gain dividend, the amount that will be taxable to the stockholder as capital gain will be indicated to U.S. holders on Internal Revenue Service, or IRS, Form 1099-DIV. Corporate stockholders, however, may be required to treat up to 20% of capital gain dividends as ordinary income.

Instead of paying capital gain dividends, we may elect to require stockholders to include our undistributed net capital gains in their income. If we make such an election, U.S. holders (i) will include in their income as long-term capital gains their proportionate share of such undistributed capital gains and (ii) will be deemed to have paid their proportionate share of the tax paid by us on such undistributed capital gains and thereby receive a credit or refund for such amount. A U.S. holder will increase the basis in its stock by the difference between the amount of capital gain included in its income and the amount of tax it is deemed to have paid. Our earnings and profits will be adjusted appropriately.

We must classify portions of our designated capital gain dividend into the following categories:

•	a 15% gain distribution, which would be taxable to non-corporate U.S. holders at a maximum rate of 15%; or

•	an unrecaptured Section 1250 gain distribution, which would be taxable to non-corporate U.S. holders of our stock at a maximum rate of 25%.

Recipients of capital gain dividends that are taxed at corporate income tax rates will be taxed at the normal corporate income tax rates on those dividends.

Qualified dividend income. Dividends paid to a U.S. holder generally will not qualify for the new 15% tax rate for “qualified dividend income.” The Jobs and Growth Tax Relief Reconciliation Act of 2003 reduced the maximum tax rate for qualified dividend income from 38.6% to 15% for tax years 2003 through 2008. Without future congressional action, the maximum tax rate on qualified dividend income will move to 35% in 2009 and 39.6% in 2011. Qualified dividend income generally includes dividends paid by domestic C corporations and certain qualified foreign corporations to most U.S. noncorporate stockholders. Because we are not generally subject to federal income tax on the portion of our taxable income distributed to our stockholders, dividends generally will not be eligible for the 15% rate on qualified dividend income. As a result, ordinary REIT dividends from us will continue to be taxed at the higher tax rate applicable to ordinary income. Currently, the highest marginal individual income tax rate on ordinary income is 35%. However, the 15% tax rate for qualified dividend income will apply to ordinary REIT dividends from us, if any, that are (i) attributable to dividends received by us from non-REIT corporations, such as our taxable REIT subsidiaries, (ii) attributable to income earned in non-REIT taxable years, or (iii) attributable to income upon which we have paid corporate income tax (e.g., to the extent that we distribute less than 100% of our taxable income). In general, to qualify for the reduced tax rate on qualified dividend income, a stockholder must hold New Century common stock for more than 60 days during the 121-day period beginning on the date that is 60 days before the date on which the New Century common stock becomes ex-dividend.

Other tax considerations. We may recognize taxable income in excess of our economic income, known as phantom income, in the early years that we hold certain investments, and experience an offsetting excess of economic income over our taxable income in later years. As a result, U.S. holders at times may be required to pay federal income tax on distributions that economically represent a return of capital rather than a dividend. These distributions would be offset in later years by distributions representing economic income that would be treated as returns of capital for federal income tax purposes.

Any excess inclusion income that we recognize generally will be allocated among our stockholders to the extent it exceeds our undistributed REIT taxable income in a particular year. A U.S. holder’s share of excess inclusion income would not be offset by any net operating losses of the U.S. holder that would otherwise be available. See “Taxation as a REIT—Taxable Mortgage Pools and REMICs.”

Sales of New Century common stock. Upon any taxable sale or other disposition of New Century common stock, a U.S. holder will recognize capital gain or loss for federal income tax purposes on the disposition in an amount equal to the difference between:

•	the amount of cash and the fair market value of any property received on such disposition; and

•	the U.S. holder’s adjusted basis in such common stock for tax purposes.

The applicable tax rate will depend on the holder’s holding period in the asset (generally, if an asset has been held for more than one year it will produce long-term capital gain) and the holder’s tax bracket. A U.S. holder who is an individual or an estate or trust and who has long-term capital gain or loss will generally be subject to a maximum capital gain rate of 15%. A corporate U.S. holder will be subject to tax at a maximum rate of 35% on capital gain from the sale of our stock. Deduction of capital losses may be subject to limitations.

In general, any loss upon a sale or exchange of New Century common stock by a U.S. holder who has held such stock for six months or less (after applying certain holding period rules) will be treated as a long-term capital loss, but only to the extent of distributions received by such U.S. holder that are required to be treated by such U.S. holder as long-term capital gains.

Taxation of Non-U.S. Holders of New Century Common Stock

Distributions. Distributions by us to a non-U.S. holder of New Century common stock that are neither attributable to gain from sales or exchanges by us of “U.S. real property interests” nor designated by us as capital gains dividends will be treated as dividends of ordinary income to the extent that they are made out of our current or accumulated earnings and profits. These distributions ordinarily will be subject to U.S. federal income tax on a gross basis at a rate of 30%, or a lower rate as permitted under an applicable income tax treaty, unless the dividends are treated as effectively connected with the conduct by the non-U.S. holder of a U.S. trade or business (and attributable to a U.S. permanent establishment, in the case of a non-U.S. holder entitled to the benefits of an applicable tax treaty). Under some treaties, however, lower rates generally applicable to dividends do not apply to dividends from REITs. Further, reduced treaty rates are not available to the extent that the income allocated to the foreign stockholder is excess inclusion income. Excess inclusion income will generally be allocated to stockholders to the extent we have excess inclusion income that exceeds our undistributed REIT taxable income in a particular year. See “Taxation as a REIT—Taxable Mortgage Pools and REMICs.” Dividends that are effectively connected with a trade or business will be subject to tax on a net basis, that is, after allowance for deductions, at graduated rates, in the same manner as U.S. holders are taxed with respect to these dividends, and are generally not subject to withholding. Applicable certification and disclosure requirements must be satisfied to be exempt from withholding under the effectively connected income exception. Any dividends received by a corporate non-U.S. holder that is engaged in a U.S. trade or business also may be subject to an additional branch profits tax at a 30% rate, or lower applicable treaty rate. We expect to withhold U.S. income tax at the rate of 30% on any dividend distributions not designated as (or deemed to be) capital gain dividends made to a non-U.S. holder unless:

•	a lower treaty rate applies and the non-U.S. holder files an IRS Form W-8BEN evidencing eligibility for that reduced rate; or

•	the non-U.S. holder files an IRS Form W-8ECI claiming that the distribution is income effectively connected with the non-U.S. holder’s trade or business.

Distributions in excess of our current or accumulated earnings and profits that do not exceed the adjusted basis of the non-U.S. holder in New Century common stock will reduce the non-U.S. holder’s adjusted basis in New Century common stock and will not be subject to U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits that do exceed the adjusted basis of the non-U.S. holder in New Century common stock will be treated as gain from the sale of our stock, the tax treatment of which is described below. See “—Sales of New Century Common Stock.”

We may be required to withhold at least 10% of any distribution in excess of our current and accumulated earnings and profits, even if a lower treaty rate applies or the non-U.S. holder is not liable for tax on the receipt of that distribution. However, a non-U.S. holder may seek a refund of these amounts from the IRS if the non-U.S. holder’s U.S. tax liability with respect to the distribution is less than the amount withheld.

Distributions to a non-U.S. holder that are designated by us at the time of the distribution as capital gain dividends, other than those arising from the disposition of a U.S. real property interest, generally should not be subject to U.S. federal income taxation unless:

•	the investment in the common stock is effectively connected with the non-U.S. holder’s trade or business, in which case the non-U.S. holder will be subject to the same treatment as U.S. holders with respect to any gain, except that a holder that is a foreign corporation also may be subject to the 30% branch profits tax, as discussed above; or

•	the non-U.S. holder is a nonresident alien individual who is present in the U.S. for 183 days or more during the taxable year and other requirements are met, in which case the nonresident alien individual will be subject to a 30% tax on the individual’s capital gains.

Under the Foreign Investment in Real Property Tax Act, which is referred to as “FIRPTA,” distributions to a non-U.S. holder that are attributable to gain from sales or exchanges by us of U.S. real property interests, whether or not designated as a capital gain dividend, will cause the non-U.S. holder to be treated as recognizing gain that is income effectively connected with a U.S. trade or business. Non-U.S. holders will be taxed on this gain at the same rates applicable to U.S. holders, subject to a special alternative minimum tax in the case of nonresident alien individuals. Also, this gain may be subject to a 30% (or lower applicable treaty rate) branch profits tax in the hands of a non-U.S. holder that is a corporation. We generally do not expect to pay dividends that are subject to FIRPTA.

Notwithstanding the foregoing and effective for taxable years beginning on or after January 1, 2005, distributions (including capital gain distributions) with respect to any class of stock of a REIT which is regularly traded on an established securities market located in the United States will not be treated as gain recognized from the sale or exchange of a U.S. real property interest if the non-U.S. holder does not own 5% of such class of stock at any time during the taxable year.

We will be required to withhold and remit to the IRS 35% of any distributions to non-U.S. holders that are designated as capital gain dividends, or, if greater, 35% of a distribution that could have been designated as a capital gain dividend, whether or not attributable to sales of U.S. real property interests. Distributions can be designated as capital gains to the extent of our net capital gain for the taxable year of the distribution. The amount withheld, which for individual non-U.S. holders may exceed the actual tax liability, is creditable against the non-U.S. holder’s U.S. federal income tax liability.

Sales of New Century common stock. Gain recognized by a non-U.S. holder upon the sale or exchange of New Century common stock generally would not be subject to U.S. taxation unless:

•	the investment in New Century common stock is effectively connected with the non-U.S. holder’s U.S. trade or business (and attributable to a U.S. permanent establishment in the case of a non-U.S. holder entitled to the benefits of an applicable tax treaty), in which case the non-U.S. holder will be subject to the same treatment as U.S. holders with respect to any gain;

•	the non-U.S. holder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and other requirements are met, in which case the nonresident alien individual will be subject to a 30% tax on the individual’s net capital gains for the taxable year; or

•	the common stock constitutes a U.S. real property interest within the meaning of FIRPTA, as described below.

New Century common stock will not constitute a U.S. real property interest if we either are not a U.S. real property holding corporation or are a domestically-controlled REIT. Whether we are a U.S. real property holding corporation will depend upon whether the fair market value of U.S. real property interests owned by us equals or exceeds 50% of the fair market value of our assets. Because our assets will consist primarily of single-family residential mortgage loans, we do not expect that our assets will cause us to be considered a U.S. real property holding corporation. We will be a domestically-controlled REIT if, at all times during a specified testing period, less than 50% in value of our stock is held directly or indirectly by non-U.S. holders. We cannot guarantee that we will be a domestically-controlled REIT.

In addition, even if we are a U.S. real property holding corporation and do not qualify as a domestically-controlled REIT at the time a non-U.S. holder sells its stock, the gain from such a sale by such a non-U.S. holder will not be subject to FIRPTA tax if:

•	the class or series of stock sold is considered regularly traded under applicable Treasury regulations on an established securities market, such as the NYSE; and

•	the selling non-U.S. holder owned, actually or constructively, 5% or less in value of the outstanding class or series of stock being sold during the shorter of the period during which the non-U.S. holder held such class or series of stock or the five-year period ending on the date of the sale or exchange.

If gain on the sale or exchange of New Century common stock were subject to taxation under FIRPTA, the non-U.S. holder would be subject to regular U.S. income tax with respect to any gain in the same manner as a taxable U.S. holder, subject to any applicable alternative minimum tax and special alternative minimum tax in the case of nonresident alien individuals.

Taxation of Tax-Exempt Holders

Provided that a tax-exempt holder has not held New Century common stock as “debt financed property” within the meaning of the Code and New Century common stock is not being used in an unrelated trade or business, dividends on the New Century common stock generally will not be unrelated business taxable income, referred to as UBTI, to a tax-exempt holder. Similarly, income from the sale of New Century common stock will not constitute UBTI unless the tax-exempt holder has held New Century common stock as debt financed property within the meaning of the Code or has used New Century common stock in a trade or business. However, a portion of the dividends paid to a tax-exempt stockholder that is allocable to excess inclusion income will be subject to tax as UBTI. Excess inclusion income will generally be allocated to stockholders to the extent we have excess inclusion income that exceeds our undistributed REIT taxable income in a particular year.

Notwithstanding the above, however, a portion of the dividends paid by a “pension held REIT” are treated as UBTI as to any trust that is described in Section 401(a) of the Code, is tax-exempt under Section 501(a) of the Code, and holds more than 10%, by value, of the interests in the REIT.

Based on the limitations on transfer and ownership of common stock in our charter, we should not be classified as a “pension held REIT.”

Backup Withholding Tax and Information Reporting

Backup withholding generally will not apply to interest payments made to a holder in respect of the dividends paid in respect of New Century common stock if such holder furnishes appropriate documentation of its non-U.S. status. However, certain information reporting will apply with respect to interest and dividend payments even if certification is provided. The payment of proceeds from a holder’s conversion or disposition of New Century common stock to or through the U.S. office of any broker, domestic or foreign, will be subject to information reporting and possible backup withholding unless such holder certifies as to its non-U.S. status under penalties of perjury or otherwise establishes an exemption, provided that the broker does not have actual knowledge that such holder is a U.S. person or that the conditions of an exemption are not, in fact, satisfied. The payment of proceeds from a holder’s disposition of New Century common stock to or through a non-U.S. office of either a U.S. broker or a non-U.S. broker that is a U.S.-related person will be subject to information reporting, but not backup withholding, unless such broker has documentary evidence in its files that such holder is not a U.S. person and the broker has no knowledge to the contrary, or such holder establishes an exemption. For this purpose, a “U.S.-related person” is (i) a CFC for U.S. federal income tax purposes, (ii) a foreign person 50% or more of whose gross income from all sources for certain periods is derived from activities that are effectively connected with the conduct of a U.S. trade or business or (iii) a foreign partnership that is either engaged in the conduct of a trade or business in the United States or of which 50% or more of its income or capital interests are held by U.S. persons. Neither information reporting nor backup withholding will apply to a payment of the proceeds of a disposition of New Century common stock by or through a non-U.S. office or a non-U.S. broker that is not a U.S.-related person. Copies of any information returns filed with the IRS may be made available by the IRS, under the provisions of a specific treaty or agreement, to the taxing authorities of the country in which a holder resides.

Backup withholding is not an additional tax. Holders generally will be entitled to credit any amounts withheld under the backup withholding rules against their U.S. federal income tax liability, provided the required information is furnished to the IRS in a timely manner.

THE PRECEDING DISCUSSION OF UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS IS FOR GENERAL INFORMATION ONLY. IT IS NOT TAX ADVICE. EACH PROSPECTIVE INVESTOR SHOULD CONSULT ITS OWN TAX ADVISOR REGARDING THE PARTICULAR UNITED STATES FEDERAL, STATE, LOCAL AND FOREIGN TAX CONSEQUENCES OF PURCHASING, HOLDING AND DISPOSING OF NEW CENTURY COMMON STOCK, INCLUDING THE CONSEQUENCES OF ANY PROPOSED CHANGE IN APPLICABLE LAWS.

State and Local Taxes

New Century stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which we or they transact business or reside. New Century’s state and local tax treatment and that of New Century stockholders may not conform to the federal income tax treatment discussed above. Consequently, prospective investors should consult their own tax advisors regarding the effect of state and local tax laws on an investment in New Century common stock.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about our executive officers as of March 1, 2005:

Name	Age	Position
Executive Officers:
Robert K. Cole	58	Chairman of the Board of Directors and Chief Executive Officer of New Century; Director of New Century Mortgage(1)

Brad A. Morrice	48

Vice Chairman of the Board of Directors, President and Chief Operating Officer of New Century; Chairman of the Board of Directors and Chief Executive Officer of New Century Mortgage; Chairman of the Board of Directors of NC Capital(2)

Edward F. Gotschall	50	Vice Chairman-Finance of the Board of Directors of New Century; Director of New Century Mortgage; Chief Financial Officer and Director of NC Capital

Patrick J. Flanagan	40	Executive Vice President of New Century; President and Director of New Century Mortgage; Chief Executive Officer and Director of NC Capital

Patti M. Dodge	44	Executive Vice President and Chief Financial Officer of New Century and New Century Mortgage

Stergios Theologides	38	Executive Vice President—Corporate Affairs, General Counsel and Secretary of New Century and New Century Mortgage; Director of New Century Mortgage; Vice President and Director of NC Capital

Kevin M. Cloyd	34	Executive Vice President of New Century and New Century Mortgage; President and Director of NC Capital

(1)	New Century Mortgage is a wholly-owned subsidiary of New Century TRS.

(2)	NC Capital is a wholly-owned subsidiary of New Century Mortgage.

Robert K. Cole, one of our co-founders, has been the Chairman of our board of directors and Chief Executive Officer since December 1995 and one of our directors since November 1995. Mr. Cole has also served as a director of New Century Mortgage since November 1995. From February 1994 to March 1995, he was the President and Chief Operating Officer-Finance of Plaza Home Mortgage Corporation, a publicly-traded savings and loan holding company specializing in the origination and servicing of residential mortgage loans. In addition, Mr. Cole served as a director of Option One Mortgage Corporation, a subsidiary of Plaza Home Mortgage specializing in the origination, sale and servicing of non-prime mortgage loans. Previously, Mr. Cole was the President of operating subsidiaries of NBD Bancorp and Public Storage, Inc. Mr. Cole received a Masters of Business Administration degree from Wayne State University.

Brad A. Morrice, one of our co-founders, has been a Vice Chairman of our board of directors since December 1996, our President and one of our directors since 1995, and our Chief Operating Officer since January 2001. Mr. Morrice also served as our General Counsel from December 1995 to December 1997 and our Secretary from December 1995 to May 1999. In addition, Mr. Morrice serves as Chairman of the board of directors and Chief Executive Officer of New Century Mortgage and Chairman of the board of directors of NC Capital. From February 1994 to March 1995, he was the President and Chief Operating Officer-Administration of Plaza Home Mortgage, after serving as its Executive Vice President, Chief Administrative Officer since February 1993. In addition, Mr. Morrice served as General Counsel and a director of Option One. From August 1990 to January 1993, Mr. Morrice was a partner in the law firm of King, Purtich & Morrice, where he specialized in the legal representation of mortgage banking companies. Mr. Morrice previously practiced law at the firms of Fried,

King, Holmes & August and Manatt, Phelps & Phillips. He received his law degree from the University of California, Berkeley (Boalt Hall) and a Masters of Business Administration degree from Stanford University.

Edward F. Gotschall, one of our co-founders, has been the Vice Chairman-Finance of our board of directors since July 2004, a Vice Chairman of our board of directors since December 1996 and one of our directors since November 1995. Prior to being appointed Vice Chairman-Finance, Mr. Gotschall served as our Chief Financial Officer from August 1998 to July 2004 and our Chief Operating Officer Finance/Administration from December 1995 to August 1998. Mr. Gotschall also serves as a director of New Century Mortgage and was its Chief Financial Officer until February 2002. Mr. Gotschall is also Chief Financial Officer and a director of NC Capital. From April 1994 to July 1995, he was the Executive Vice President/Chief Financial Officer of Plaza Home Mortgage and a director of Option One. Mr. Gotschall was one of the co-founders of Option One and from December 1992 to April 1994, Mr. Gotschall served as its Executive Vice President/Chief Financial Officer. From January 1991 to July 1992, he was the Executive Vice President/Chief Financial Officer of The Mortgage Network, Inc., a retail mortgage banking company. Mr. Gotschall received his Bachelors of Science Degree in Business Administration from Arizona State University.

Patrick J. Flanagan has been our Executive Vice President since August 1998. He has been the President of New Century Mortgage since February 2002 and has been a director of New Century Mortgage since May 1997. Mr. Flanagan is also the Chief Executive Officer and a director of NC Capital. From January 1997 to February 2002, Mr. Flanagan served as Executive Vice President and Chief Operating Officer of New Century Mortgage. Mr. Flanagan initially joined New Century Mortgage in May 1996 as Regional Vice President of Midwest Wholesale and Retail Operations. From August 1994 to April 1996, Mr. Flanagan was a Regional Manager with Long Beach Mortgage. From July 1992 to July 1994, he was an Assistant Vice President for First Chicago Bank, from February 1989 to February 1991, he was Assistant Vice President for Banc One in Chicago, and from February 1991 to July 1992, he was a Business Development Manager for Transamerica Financial Services. Mr. Flanagan received his Bachelor of Arts degree from Monmouth College.

Kevin M. Cloyd has been our Executive Vice President since March 2004. He has been the President of NC Capital since February 2002 and an Executive Vice president of New Century Mortgage since March 2004. Mr. Cloyd previously served as Senior Vice President of Secondary Marketing for New Century Mortgage from February 2002 to March 2004, and as Vice President of Secondary Marketing for New Century Mortgage and Executive Vice President of NC Capital from January 2001 to February 2002. From March 2000 to January 2001, Mr. Cloyd left New Century Mortgage to become the Vice President in charge of Secondary Marketing and Finance for The Mortgage Conduit, a start-up company. Mr. Cloyd initially joined New Century Mortgage in September 1999 as Vice President of Applied Analytics. From December 1998 to September 1999, Mr. Cloyd was Assistant Vice President with Fremont Investment and Loan. Prior to Fremont Investment and Loan, from April 1996 to December 1998, Mr. Cloyd served as Director of Finance with Amresco Residential Credit Corporation and was responsible for Pricing and Analytics. In addition, from 1994 to April 1996, Mr. Cloyd worked at Bank of America Mortgage and served as Financial Consultant to their Secondary Marketing and Portfolio Management Departments. Mr. Cloyd received his Bachelor of Arts Degree in Business Administration with an emphasis in Finance from California State University at Fullerton. Mr. Cloyd received his Masters of Arts in Management from the University of Redlands.

Patti M. Dodge was promoted to Chief Financial Officer in July 2004 and Executive Vice President in March 2004, and has served as our Controller since September 1996. Ms. Dodge has also served as the Executive Vice President and Chief Financial Officer of New Century Mortgage since March 2004 and served as the Senior Vice President and Chief Financial Officer of New Century Mortgage between February 2002 and March 2004. Prior to joining the company, Ms. Dodge was self-employed. From December 1990 to June 1995, Ms. Dodge was Senior Vice President at Plaza Home Mortgage Corporation. From February 1989 to December 1990, Ms. Dodge served as Vice President and Chief Financial Officer of University Savings Bank and from October 1984 to February 1989, Ms. Dodge served as Controller of Butterfield Savings. Ms. Dodge received her bachelor’s degree in business administration with an emphasis in accounting from the University of Southern California.

Stergios Theologides has been Executive Vice President—Corporate Affairs since March 2003, General Counsel since April 1998, and Corporate Secretary since May 1999 and is responsible for all legal, regulatory affairs and compliance matters. Mr. Theologides joined the company in April 1998 as Vice President and General Counsel. Mr. Theologides also serves as Executive Vice President – Corporate Affairs, General Counsel and Secretary of New Century Mortgage and Vice President and Director of NC Capital. Previously, Mr. Theologides had been employed with Wynn’s International, Inc. from February 1996 to March 1998 where he served as Corporate Counsel. Mr. Theologides was an associate in the corporate department of O’Melveny & Myers, LLP, from 1992 to 1996. Mr. Theologides received his Juris Doctorate from Columbia University School of Law where he was a Harlan Fiske Stone Scholar and Charles Evans Hughes Fellow. He received his Bachelor of Arts degree from Princeton University with his major in public and international affairs.

RISK FACTORS

Stockholders and prospective purchasers of New Century common stock should carefully consider the risks described below before making a decision to buy New Century common stock. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of New Century common stock could decline, and you may lose all or part of your investment. When determining whether to buy New Century common stock, stockholders and prospective purchasers should also refer to the other information in this annual report on Form 10-K, including our financial statements and the related notes.

Risks Related to Our Business

We are dependent on external sources of financing, and if we are unable to maintain adequate financing sources, our earnings and our financial position will suffer and jeopardize our ability to continue operations.

Our ability to make payments on indebtedness and to refinance indebtedness when necessary will depend on our financial and operating performance, each of which is subject to prevailing economic conditions and to financial, business, legislative and regulatory factors and other factors beyond our control.

To qualify as a REIT under the Code, we generally are required each year to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains). After-tax earnings generated by our taxable REIT subsidiaries and not distributed to us are not subject to these distribution requirements and may be retained by such subsidiaries to provide for future growth, subject to the limitations imposed by REIT tax rules. We conduct a substantial amount of our business through our taxable REIT subsidiaries. We cannot be certain that we will have access to funds to meet the REIT distribution and other qualification requirements. We may be required to borrow funds from one of our corporate subsidiaries or a third party on a short-term basis or liquidate investments to meet the distribution requirements that are necessary to qualify as a REIT, even if management believes that it is not in our best interests to do so. If we do not have access to the necessary funds, we may have to raise capital at inopportune times or borrow funds on unfavorable terms.

In addition, we require substantial cash to support our operating activities and growth plans in our taxable REIT subsidiaries. As part of our growth plan, we intend to obtain financing by accessing the capital markets. Our primary sources of cash for our loan origination activities are our warehouse and aggregation credit facilities, our asset-backed commercial paper facility and the proceeds from the sales and securitizations of our loans. From time to time, we finance our residual interests in securitization transactions through the sale of NIMS; however, we have not recently relied on NIMS financing as much as we have in prior years. As of December 31, 2004, we had eleven short-term warehouse and aggregation credit facilities and our asset-backed commercial paper facility providing us with approximately $10.2 billion of committed and $1.9 billion of uncommitted borrowing capacity to fund loan originations and purchases pending the pooling and sale of such loans. If we cannot maintain or replace these facilities on comparable terms and conditions, we may incur substantially higher interest expense that would reduce our profitability.

During volatile times in the capital and secondary markets, access to warehouse, aggregation and residual financing as well as access to the securitization and secondary markets for the sale of our loans has been severely constricted. Subject to the limitations imposed by REIT tax rules, our taxable REIT subsidiaries are permitted to retain the after-tax income they generate. We may, at some point in the future, borrow funds from one or more of our corporate subsidiaries upon terms that are similar to those that a third-party lender would require, or actually obtain a third-party loan for some portion of the required financing amount and then replicate the third-party loan terms in the intercompany borrowing. However, if we are unable to maintain adequate financing or other sources of capital are not available, we would be forced to suspend or curtail our operations, which would harm our results of operations, financial condition and business prospects. Similarly, we may be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities.

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

Our profitability may be directly affected by changes in interest rates. The following are some of the risks we face related to an increase in interest rates:

•	When we securitize loans, the value of the residual interests we retain and the income we receive from the securitizations structured as financings are based primarily on LIBOR. This is because the interest on the underlying mortgage loans is based on fixed rates payable on the underlying loans for the first two or three years from origination while the holders of the applicable securities are generally paid based on an adjustable LIBOR-based yield. Therefore, an increase in LIBOR reduces the net income we receive from, and the value of, these mortgage loans and residual interests.

•	Our adjustable-rate mortgage loans have periodic and lifetime interest rate caps above which the interest rate on the loans may not rise. In the event of general interest rate increases, the rate of interest on these mortgage loans could be limited, while the rate payable on the senior certificates representing interests in a securitization trust into which these loans are sold may be uncapped. This would reduce the amount of cash we receive over the life of the loans in securitizations structured as financings and our residual interests, and could require us to reduce the carrying value of our residual interests.

•	An interest rate increase may harm our earnings by reducing the spread between the interest we receive on our mortgage loans and our funding costs.

•	A substantial and sustained increase in interest rates could harm our loan origination volume because refinancings of existing loans, including cash-out refinancings and interest rate-driven refinancings, would be less attractive and qualifying for a purchase loan may be more difficult. Lower origination volume may harm our earnings by reducing origination income, net interest income and gain on sale of loans.

•	During periods of rising interest rates, the value and profitability of our loans may be harmed between the date of origination or purchase until the date we sell or securitize the loans.

•	A substantial and sustained increase in interest rates could increase the delinquency and default rates on the adjustable-rate mortgage loans that we originate and hold because the borrowers’ monthly payments under such loans may increase beyond the borrowers’ ability to pay. High delinquencies or losses may decrease our cash flows or impair our ability to sell or securitize loans in the future, which could harm our results of operations, financial condition and business prospects.

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

During the twelve months ended December 31, 2004, approximately 59.5% of our loan production volume consisted of cash-out refinancings. Our reliance on cash-out refinancings as a significant source of our origination volume increases the risk that our earnings will be harmed if interest rates rise and the prices of homes decline, which would reduce the demand and production volume for this type of refinancing. A substantial and sustained increase in interest rates could significantly reduce the number of borrowers who would qualify or elect to pursue a cash-out refinancing and result in a decline in that origination source. Similarly, a decrease in home prices would reduce the amount of equity available to be borrowed against in cash-out refinancings and result in a decrease in our loan production volume from that origination source. Therefore, our reliance on cash-out refinancings as a significant source of our origination volume could harm our results of operations, financial condition and business prospects.

The loans we originate and hold are subprime, rather than prime, and generally have delinquency and default rates higher than prime loans, which could result in higher loan losses.

Subprime mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan. We bear the risk of delinquency and default on loans beginning when we originate them. In whole loan sales, our risk of delinquency typically only extends to the first payment, but when we securitize any of our loans, we continue to be exposed to delinquencies and losses through our residual interests and the loans underlying our securitizations structured as financings. We are required to establish reserves based on our anticipated delinquencies and losses. We also re-acquire the risks of delinquency and default for loans that we are obligated to repurchase. We attempt to manage these risks with risk-based loan pricing and appropriate underwriting policies and loan collection methods. However, we cannot be certain that such management policies will be successful and, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing and appropriate loss reserves, our business, financial condition, liquidity and results of operations could be harmed. As of December 31, 2004, the delinquency rate on mortgage loans that were 60 days or more past due and that we previously securitized in transactions structured as financings or sales was 3.00%. The expected cumulative loss rate on these loans as of December 31, 2004 was approximately 3.87% on mortgage loans underlying our residual interests in securitizations and serviced by others, and 2.59% on our mortgage loans held for investment, which we service on our own platform. The expected cumulative loss rate is determined as the historical cumulative loss rates of more aged loans plus the expected cumulative loss rates on newer loans, which have experienced immaterial losses through December 31, 2004.

The geographic concentration of our mortgage loan originations increases our exposure to risks in those areas, especially California.

Over-concentration of our loan originations in any one geographic area increases our exposure to the economic and natural hazard risks associated with that area. For example, in the twelve months ended December 31, 2004, approximately 41.1% of the aggregate principal amount of our mortgage loans were secured by property located in California. Certain parts of California have experienced an economic downturn in the past and have suffered the effects of certain natural hazards. Declines in the residential real estate markets in which we are concentrated may reduce the values of the properties collateralizing our mortgages, increase the risk of delinquency, foreclosure, bankruptcy, or losses and could harm our results of operations, financial condition and business prospects.

Furthermore, if borrowers are not insured for natural disasters, which are typically not covered by standard hazard insurance policies, then they may not be able to repair the property or may stop paying their mortgages if the property is damaged. A natural disaster that results in a significant number of delinquencies would cause increased foreclosures and decrease our ability to recover losses on properties affected by such disasters and would harm our results of operations, financial condition and business prospects.

Likewise, the secondary market pricing for pools of loans that are not geographically diverse is typically less favorable than for a diverse pool. Our inability to originate or purchase geographically diverse pools of loans could harm our results of operations, financial condition and business prospects.

An interruption or reduction in the securitization and whole loan markets would harm our financial position.

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

Our earnings from holding mortgage-backed securities or government securities may be harmed by changes in the level of interest rates, changes to the difference between short- and longer- term interest rates, changes to the difference between interest rates for these securities compared to other debt instruments, and an absence of or reduction in the availability, at favorable terms, of repurchase financing and other liquidity sources typically utilized by mortgage REITs.

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

As of December 31, 2004, the value on our balance sheet of our residual interests from securitization transactions was $148.0 million. The value of these residuals is a function of the delinquency, loss, prepayment speed and discount rate assumptions we use. It is extremely difficult to validate the assumptions we use in valuing our residual interests. In the future, if our actual experience differs materially from these assumptions, our cash flow, financial condition, results of operations and business prospects may be harmed.

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

Similar laws have gone into effect in New Jersey, New Mexico and Massachusetts that have impacted our ability to originate loans in those states. Moreover, some of our competitors who are, or are owned by, national banks or federally chartered thrifts may not be subject to these laws and may, therefore, be able to capture market share from us and other lenders. For example, the Office of the Comptroller of the Currency issued regulations effective January 7, 2004 that preempt state and local laws that seek to regulate mortgage lending practices by national banks. Passage of such state and local laws could increase compliance costs and reduce fee income and origination volume, all of which would harm our results of operations, financial condition and business prospects.

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

Certain state laws restrict or prohibit prepayment penalties on mortgage loans and, until July 2003, we relied on the federal Alternative Mortgage Transactions Parity Act, or the Parity Act, and related rules issued in the past by the Office of Thrift Supervision, or OTS, to preempt state limitations on prepayment penalties. The Parity Act was enacted to extend to financial institutions, like us, which are not federally chartered depository institutions, the federal preemption that federally chartered depository institutions enjoy. However, in September 2002, the OTS released a rule that reduced the scope of the Parity Act preemption and, as a result, we are no longer able to rely on the Parity Act to preempt state restrictions on prepayment penalties. The elimination of this federal preemption has required us to comply with state restrictions on prepayment penalties. These restrictions prohibit us from charging any prepayment penalty in six states and limit the amount or other terms and conditions of our prepayment penalties in several other states. This places us at a competitive disadvantage relative to financial institutions that will continue to enjoy federal preemption of such state restrictions. Such institutions are able to charge prepayment penalties without regard to state restrictions and, as a result, may be able to offer loans with interest rate and loan fee structures that are more attractive than the interest rate and loan fee structures that we are able to offer. This competitive disadvantage could harm our results of operations, financial condition and business prospects.

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

In March 2004, an Illinois Court of Appeals found that the Illinois Interest Act, which caps fees at 3% for loans with an interest rate in excess of 8%, is not preempted by federal law. This ruling contradicts the view of the Federal Circuit Courts of Appeal, most state courts, the OTS and the Illinois Office of the Attorney General. In November 2004, the Illinois Supreme Court decided to consider an appeal to this case. If this ruling is not overturned, we may reduce operations in Illinois since it will reduce the return we and our investors can expect on higher risk loans. Moreover, as a result of this ruling, plaintiffs are filing actions against lenders, including us, seeking various forms of relief as a result of any fees received in the past that exceeded the applicable thresholds. Any such actions, if decided against us, could harm our results of operations, financial condition and business prospects.

High delinquencies or losses on the mortgage loans in our securitizations may decrease our cash flows or impair our ability to sell or securitize loans in the future.

Loans we make to lower credit grade borrowers, including credit-impaired borrowers, entail a higher risk of delinquency and higher losses than loans we make to borrowers with better credit. Most of our loans are made to borrowers who do not qualify for loans from conventional mortgage lenders. No assurance can be given that our underwriting criteria or methods will afford adequate protection against the higher risks associated with loans made to lower credit grade borrowers. We continue to be subject to risks of default and foreclosure following the sale of loans through securitization. To the extent such losses are greater than expected, the cash flows we receive through residual interests and from our securitizations structured as financings would be reduced. Increased delinquencies or losses may also reduce our ability to sell or securitize loans in the future. Any such reduction in our cash flows or impairment in our performance could harm our results of operations, financial condition and business prospects.

Our interest only loans may have a higher risk of default than our fully-amortizing loans.

During the twelve months ended December 31, 2004, originations of interest only loans totaled $8.1 billion, or 19.3%, of total originations. These interest only loans require the borrowers to make monthly payments only of accrued interest for the first 24, 36 or 120 months following origination. After such interest only period, the borrower’s monthly payment is recalculated to cover both interest and principal so that the mortgage loan will amortize fully prior to its final payment date. The interest only feature may reduce the likelihood of prepayment during the interest only period due to the smaller monthly payments relative to a fully-amortizing mortgage loan. If the monthly payment increases, the related borrower may not be able to pay the increased amount and may default or may refinance the related mortgage loan to avoid the higher payment. Because no principal payments may be made on such mortgage loans for an extended period following origination, if the borrower defaults, the unpaid principal balance of the related mortgage loan will be greater than otherwise would be the case, increasing the risk of loss in that situation.

The loss of our exemption under the Investment Company Act would harm us and the market price of our shares of common stock and our ability to make distributions to our stockholders.

We are not currently regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, and we intend to operate so as to not become regulated as an investment company under the Investment Company Act. For example, we intend to qualify for an exemption under the Investment Company Act that is available to companies that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Specifically, we intend to invest at least 55% of our assets in mortgage loans or mortgage-related assets securities that represent the entire ownership in a pool of mortgage loans and at least an additional 25% of our assets in mortgages, mortgage-related assets securities, securities of REITs and other real estate-related assets. As of December 31, 2004, 69% of our assets consisted of mortgage loans or mortgage-related assets that represent the entire ownership in a pool of mortgage loans and another 21% of our assets were invested in mortgages, mortgage-related assets, securities of REITs and other real estate-related assets.

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

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When rates change, we expect to record a gain or loss on derivatives, which would be offset by an inverse change in the value of loans or residual interests. Additionally, from time to time, we may enter into hedging transactions in connection with our holdings of mortgage-backed securities and government securities with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items, and futures and forward contracts. Currently, we intend to primarily use Euro Dollar futures contracts and interest rate swap agreements to manage the interest rate risk of our portfolio of adjustable-rate mortgages; however, our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. Any significant decrease in interest rates could result in a significant margin call, which would require us to provide the counterparty with additional cash collateral. Any such margin call could harm our liquidity, results of operations, financial condition and business prospects.

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

A decline in the quality of servicing could lower the value of our residual interests and our ability to sell or securitize loans and could harm the cash flows from our securitizations structured as financings.

In March 2001, we sold to Ocwen Federal Bank FSB the servicing rights on $4.8 billion of our servicing portfolio, which consisted of 25 separate asset-backed securities. In October 2002, we reestablished our servicing platform. However, Ocwen continues to service the mortgage loans underlying our residual interests in transactions closed prior to 2003. Poor servicing and collections by third-party servicers could harm the value of our residual interests and our ability to sell or securitize loans, which could harm our results of operations, financial condition and business prospects. Likewise, poor servicing by our own servicing operation could harm the cash flows from our securitizations structured as financings, could hamper our ability to sell or securitize loans and could harm our results of operations, financial condition and business prospects.

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

If many of our borrowers become subject to the Servicemembers Civil Relief Act of 2003, our cash flows from our residual securities and our securitizations structured as financings may be harmed.

Under the Servicemembers Civil Relief Act, which in 2003 re-enacted the Soldiers’ and Sailors’ Civil Relief Act of 1940, a borrower who enters military service after the origination of the borrower’s mortgage loan generally may not be charged interest above an annual rate of 6% during the period of the borrower’s active duty status. The Act also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan. A prolonged, significant military mobilization as part of the war on terrorism or the war in Iraq could increase the number of the borrowers in our securitized pools who are subject to the Act and thereby reduce the interest payments collected from those borrowers. To the extent the number of borrowers who are subject to the Act is significant, the cash flows we receive from loans underlying our securitizations structured as financings and from our residual interests would be reduced, which could cause us to reduce the carrying value of our residual interests and would decrease our earnings. In addition, the Act imposes limitations that would impair the ability of the servicer to foreclose on an affected mortgage loan during the borrower’s period of active duty status, and, under certain circumstances, during an additional three month period thereafter. Any such reduction in our cash flows or impairment in our performance could harm our results of operations, financial condition and business prospects.

The inability to attract and retain qualified employees could significantly harm our business.

We depend on our wholesale account executives and retail loan officers to attract borrowers by, among other things, developing relationships with financial institutions, other mortgage companies and brokers, real estate agents, borrowers and others. We believe that these relationships lead to repeat and referral business. The market for skilled account executives and loan officers is highly competitive and historically has experienced a high rate of turnover. In addition, if a manager is no longer employed by us, there is an increased likelihood that other members of his or her team will leave our employ as well. Competition for qualified account executives and loan officers may lead to increased hiring and retention costs. If we are unable to attract or retain a sufficient number of skilled account executives at manageable costs, we will be unable to continue to originate quality mortgage loans that we are able to sell for a profit, which would harm our results of operations, financial condition and business prospects.

Our management has limited experience operating a REIT and we cannot assure you that our management’s past experience will be sufficient to successfully manage our business as a REIT.

The requirements for qualifying as a REIT are highly technical and complex. We have only recently begun to operate as a REIT and our management has limited experience in complying with the income, asset and other limitations imposed by the REIT provisions of the Code. Those provisions are complex and the failure to comply with those provisions in a timely manner could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. In such event, our net income would be reduced and we could incur a loss, which could harm our results of operation, financial condition and business prospects.

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

Our mortgage loan origination business is currently dependent upon our ability to effectively interface with our brokers, borrowers and other third parties and to efficiently process loan applications and closings. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, accept electronic signatures and provide process status updates instantly and other customer-expected conveniences that are cost-efficient to our process. In addition, we have recently implemented a new loan origination system. Becoming proficient with the new loan origination system and other new technology will require significant financial and personnel resources. There is no guarantee that the implementation of our new loan origination system or other new technology will be successful. To the extent that we become reliant on any particular technology or technological solution, we may be harmed to the extent that such technology or technological solution (i) becomes non-compliant with existing industry standards, (ii) fails to meet or exceed the capabilities of our competitors’ equivalent technologies or technological solutions, (iii) becomes increasingly expensive to service, retain and update, or (iv) becomes subject to third-party claims of copyright or patent infringement. Any failure to acquire technologies or technological solutions when necessary could limit our ability to remain competitive in our industry and could also limit our ability to increase the cost- efficiencies of our operating model, which would harm our results of operations, financial condition and business prospects.

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

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to residential properties and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and cleanup costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our cash flow, results of operations, financial condition and business prospects could be harmed.

If we do not manage our growth effectively, our financial performance could be harmed.

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 2000, we had approximately 1,500 employees and by December 31, 2004, we had approximately 5,200 employees. Many of these employees have a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls.

Various factors may cause the market price of New Century common stock to become volatile, which could harm our ability to access the capital markets in the future.

The market price of New Century common stock may experience fluctuations that are unrelated to our operating performance. In particular, the market price of New Century common stock may be affected by general market price movements as well as developments specifically related to the consumer finance industry and the financial services sector. These could include, among other things, interest rate movements, quarterly variations or changes in financial estimates by securities analysts, or a significant reduction in the price of the stock of another participant in the consumer finance industry. This volatility may make it difficult for us to access the capital markets through additional secondary offerings of New Century common stock, regardless of our financial performance, and such difficulty may preclude us from being able to take advantage of certain business opportunities or meet our obligations, which could, in turn, harm our results of operations, financial condition and business prospects.

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

Risks Related to New Century Common Stock

The stock price of New Century common stock and trading volume may be volatile, which could result in substantial losses for stockholders.

The market price of New Century common stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in New Century common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of New Century common stock include:

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

We cannot assure you that the market price of New Century common stock will not fluctuate or decline significantly in the future. In addition, the stock market in general can experience considerable price and volume fluctuations.

Future sales of shares of New Century common stock, including shares of common stock by our insiders, may depress the price of New Century common stock.

Any sales of a substantial number of shares of New Century common stock, or the perception that those sales might occur, may cause the market price of New Century common stock to decline. We are unable to predict whether significant numbers of shares will be sold in the open market in anticipation of or following a sale by insiders.

Our board of directors may authorize the issuance of additional shares that may cause dilution and may depress the price of New Century common stock.

Our charter permits our board of directors, without our stockholders’ approval, to:

•	authorize the issuance of additional common stock or preferred stock in connection with future equity offerings, acquisitions of securities or other assets of companies; and

•	classify or reclassify any unissued common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares, including the issuance of shares of preferred stock that have preference rights over the common stock with respect to dividends, liquidation, voting and other matters or shares of common stock that have preference rights over common stock with respect to voting.

The issuance of additional shares of New Century common stock could be substantially dilutive to our existing stockholders and may depress the price of New Century common stock.

Future offerings of debt securities, which would be senior to New Century common stock in liquidation, or equity securities, which would dilute our existing stockholders’ interests and may be senior to New Century common stock for the purposes of distributions, may harm the market price of New Century common stock.

In the future, we will seek to access the capital markets from time to time by making additional offerings of debt and/or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, preferred stock or common stock. We are not precluded by the terms of our charter from issuing additional indebtedness. Accordingly, we could become more highly leveraged, resulting in an increase in debt service obligations that could harm our ability to make expected distributions to stockholders and in an increased risk of default on our obligations. If we were to liquidate, holders of our debt and lenders with respect to other borrowings will receive a distribution of our available assets before the holders of New Century common stock. Additional equity offerings by us may dilute our existing stockholders’ interest in us or reduce the market price of existing shares of New Century common stock, or both. Our preferred stock, if issued, could have a preference on distribution payments that could limit our ability to make a distribution to our stockholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, our existing stockholders will bear the risk of our future offerings reducing the market price of New Century common stock and diluting their ownership interest in us.

The stock ownership limit imposed by our charter may inhibit market activity in our stock and may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first REIT taxable year. Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and provide that, unless exempted by our board of directors, no person may beneficially own more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of any class or series of our capital stock. Our directors also have authority under our charter to impose a similar ownership limitation as to any separate class or series of preferred stock we may issue in the future. Our board of directors may grant an exemption from that ownership limit in its sole discretion, subject to such conditions, representations and undertakings as it may determine that are consistent with ensuring compliance with the REIT provisions of the Code. Our charter also prohibits anyone from buying shares if the purchase would result in us losing our REIT status. If you or anyone else acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Code for REITs, we:

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

(2)	if the transferee did not purchase the excess shares, the closing price for the shares on the national securities exchange on which New Century common stock is listed or quoted on the day of the event causing the shares to be held in trust; or

(3)	the price received by the trustee from the sale of the shares.

This ownership limit could delay or prevent a transaction or a change in our control that might involve a premium price for New Century common stock or otherwise be in your best interest and may result in the entrenchment of our board of directors and management regardless of performance.

Certain provisions of Maryland law and our charter and bylaws could hinder, delay or prevent a change in control.

Certain provisions of Maryland law and our charter and bylaws could have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control of us, and may have the effect of entrenching our management and members of our board of directors, regardless of performance. These provisions include the following:

•	Classified board of directors. Our board of directors is divided into three classes with staggered terms of office of three years each. The classification and staggered terms of office of our directors make it more difficult for a third party to gain control of our board of directors. At least two annual meetings of stockholders, instead of one, generally would be required to effect a change in a majority of our board of directors.

•	Removal of directors. Under our charter, subject to the rights of one or more classes or series of preferred stock to elect one or more directors, a director may be removed only for cause and only by the affirmative vote of at least two-thirds of all votes entitled to be cast by our stockholders generally in the election of directors.

•

Number of directors, board vacancies, term of office. Under our bylaws, we have elected to be subject to certain provisions of Maryland law which vest in the board of directors the exclusive right to determine the number of directors and the exclusive right, by the affirmative vote of a majority of the remaining directors, to fill vacancies on the board of directors even if the remaining directors do not constitute a quorum. These provisions of Maryland law, which are applicable even if other provisions of Maryland law or the charter or bylaws provide to the contrary, also provide that any director elected to fill a vacancy shall hold office for the remainder of the full term of the class of directors in which the vacancy occurred, rather than the next annual meeting of stockholder as would otherwise by the case, and until his or her successor is elected and qualified.

•	Limitation on stockholder requested special meetings. Our bylaws provide that our stockholders have the right to call a special meeting only upon the written request of our stockholders entitled to cast not less than a majority of all the votes entitled to be cast by our stockholders at such meeting.

•	Advance notice provisions for stockholder nominations and proposals. Our bylaws require advance written notice for our stockholders to nominate persons for election as directors at, or to bring other business before, any meeting of our stockholders. This bylaw provision limits the ability of our stockholders to make nominations of persons for election as directors or to introduce other proposals unless we are notified in a timely manner prior to the meeting.

•	Exclusive authority of our board to amend our bylaws. Our bylaws provide that the board of directors has the exclusive power to adopt, alter or repeal any provision of our bylaws or to make new bylaws. Thus, our stockholders may not effect any changes to our bylaws.

•	Preferred stock. Under our charter, the board of directors has authority to issue preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of our stockholders.

•	Duties of directors with respect to unsolicited takeovers. Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (1) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (2) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders rights plan, (3) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act, or (4) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under Maryland law the act of the directors of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

•	Ownership limit. In order to preserve its status as a REIT under Code, our charter generally prohibits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of any class or series of New Century common stock unless our board of directors waives or modifies this ownership limit.

•	Maryland Business Combination Act. The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of a Maryland corporation. Our board of directors has adopted a resolution exempting it from this statute. However, our board of directors may repeal or modify this resolution in the future, in which case the provisions of the Maryland Business Combination Act will be applicable to business combinations between us and other persons.

•	Maryland Control Share Acquisition Act. Maryland law provides that “control shares” of a corporation acquired in a “control share acquisition” shall have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to be cast on the matter under the Maryland Control Share Acquisition Act. “Control shares” means shares of stock that, if aggregated with all other shares of stock previously acquired by the acquiror, would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of the voting power: one tenth or more but less than one third, one third or more but less than a majority or a majority or more of all voting power. A “control share acquisition” means the acquisition of control shares, subject to certain exceptions. If voting rights or control shares acquired in a control share acquisition are not approved at a stockholders’ meeting, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholders’ meeting and the acquiror becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. Our bylaws contain a provision exempting acquisitions of our shares from the Maryland Control Share Acquisition Act. However, our board of directors may amend our bylaws in the future to repeal or modify this exemption, in which case any control shares acquired in a control share acquisition will be subject to the Maryland Control Share Acquisition Act.

Federal Income Tax Risks and Risks Associated with Being a REIT

We strongly urge you to consult with your own tax advisor concerning the effects of federal, state and local income tax law on an investment in New Century common stock and on your individual tax situation.

If we fail to qualify as a REIT, our stockholders could be adversely affected.

We will elect to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2004. To maintain REIT status, we must satisfy a number of highly technical requirements on a continuing basis. Those requirements seek to ensure, among other things, the following:

•	that the gross income and investments of a REIT are largely real estate related, including mortgages secured by real estate;

•	that a REIT distributes substantially all its ordinary taxable income to its stockholders on a current basis; and

•	that the REIT’s equity ownership is not overly concentrated.

Due to the complex nature of these rules, the available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in the law, administrative interpretations of the law and changes in our business, no assurance can be given that we will qualify as a REIT for any particular year.

If we fail to qualify as a REIT, we will be taxed as a regular corporation, and distributions to our stockholders will not be deductible in computing our taxable income. The resulting corporate income tax liabilities could materially reduce the distributable cash flow to our stockholders and funds available for reinvestment. Moreover, we might not be able to elect to be treated as a REIT for the next four taxable years after the year during which we ceased to qualify as a REIT. In addition, if we later requalified as a REIT, we might be required to pay a full corporate-level tax on any unrealized gains in its assets as of the date of requalification and to make distributions to our stockholders equal to any earnings accumulated during the period of non-REIT status. In we do not maintain our status as a REIT, we will not be required to make distributions to our stockholders.

Our compliance with the REIT distribution requirements could adversely affect our stockholders.

To maintain REIT status, we must annually distribute to our stockholders at least 90% of our REIT taxable income, excluding the dividends paid deduction and our net capital gains, if any. This requirement limits our ability to accumulate capital. We may not have sufficient cash or other liquid assets to meet the distribution requirements. Difficulties in meeting the distribution requirements might arise due to competing demands for our funds or to timing differences between tax reporting and cash receipts and disbursements, because income may have to be reported before cash is received, because expenses may have to be paid before a deduction is allowed or because deductions may be disallowed or limited, or the IRS may make a determination that adjusts reported income. In those situations, we might be required to borrow funds on adverse terms in order to meet the distribution requirements and interest and penalties could apply. If we fail to make a required distribution, we would cease to qualify as a REIT.

Our compliance with the REIT requirements may limit our ability to hedge interest rate risk effectively.

The existing REIT provisions of the Code substantially limit our ability to hedge mortgage-backed securities and government securities and related borrowings. Under these provisions, our aggregate gross income from qualified hedges (which generally include certain financial instruments used to hedge indebtedness incurred or to be incurred to acquire or carry “real estate assets”), together with any other income from certain non-qualifying sources, is limited to not more than 25% of our annual gross income. In addition, we must limit our aggregate gross income from non-qualified hedges, fees, and certain other non-qualifying sources to not more than 5% of our annual gross income. We must meet certain additional identification and other requirements for hedges to be qualified hedges, and qualified hedges generally will be excluded from income in applying the foregoing 5% test. As a result, we might in the future have to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities or leave us exposed to greater risks associated with changes in interest rates than we would otherwise want to bear, which could harm our results of operations, financial condition and business prospects.

In order to maintain our compliance with the REIT requirements, not more than 20% of the value of our total assets may be represented by the securities of one or more taxable REIT subsidiaries at the close of any calendar quarter.

To qualify as a REIT, not more than 20% of the value of our total assets may be represented by the securities of one or more taxable REIT subsidiaries at the close of any calendar quarter, subject to a 30-day “cure” period following the close of the quarter and, for taxable years beginning on or after January 1, 2005, subject to certain relief provisions even after the 30-day cure period. If the IRS determines that the value of our investment in New Century TRS and our other taxable REIT subsidiaries was more than 20% of the value of our total assets at the close of any calendar quarter, we could lose our REIT status. Our taxable REIT subsidiaries, including New Century TRS and its subsidiaries, conduct a substantial portion of our business activities, including a majority of our loan origination and servicing activities. We have monitored and will continue to monitor the value of our investment in New Century TRS and our other taxable REIT subsidiaries in relation to our other assets to comply with the 20% asset test and will conduct quarterly valuations to confirm compliance. Those determinations for the relevant past periods have indicated that the value of our investment in New Century TRS and our other taxable REIT subsidiaries in relation to our other assets was below the 20% threshold. In certain cases, we may need to borrow from third parties to acquire additional qualifying REIT assets or increase the amount and frequency of dividends from our taxable REIT subsidiaries in order to comply with the 20% asset test. There can be no assurance that we will be successful in that effort. Moreover, there can be no assurance that the IRS will agree with those determinations or valuations.

Our compliance with the REIT requirements may cause us to forego otherwise attractive opportunities, including certain acquisitions.

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

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property but including any mortgage loans held in inventory primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were, at the REIT-level, to sell a loan or securitize the loans in a manner that was treated as a sale of such inventory for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans other than through our taxable REIT subsidiaries and may limit the structures we utilize for our securitization transactions even though such sales or structures might otherwise be beneficial for us. In addition, this prohibition may limit our ability to restructure our portfolio of mortgage loans from time to time even if we believe it would be in our best interest to do so.

We will incur excess inclusion income that will increase the tax liability of our stockholders.

Our excess inclusion income will be allocated among our stockholders. A stockholder’s share of excess inclusion income (i) would not be allowed to be offset by any net operating losses otherwise available to the stockholder, (ii) would be subject to tax as unrelated business taxable income in the hands of most types of stockholders that are otherwise generally exempt from federal income tax, and (iii) would result in the application of U.S. federal income tax withholding at the maximum rate (30%), without reduction for any otherwise applicable income tax treaty, to the extent allocable to most types of foreign stockholders. See “Material U.S. Federal Income Tax Considerations—Taxation of U.S. Holders of New Century Common Stock,” “Material U.S. Federal Income Tax Considerations—Taxation of Tax-Exempt Holders,” and “Material U.S. Federal Income Tax Considerations—Taxation of Non-U.S. Holders of New Century Common Stock.” The manner in which excess inclusion income would be allocated among shares of different classes of our stock or how such income is to be reported to stockholders is not clear under current law. Tax-exempt investors, foreign investors, and taxpayers with net operating losses should carefully consider the tax consequences described above and are urged to consult their tax advisors in connection with their decision to invest in New Century common stock.

Excess inclusion income is generated when we issue debt obligations with two or more maturities and the terms of the payments on these obligations bear a relationship to the payments that we received on our mortgage loans or mortgage-backed securities securing those debt obligations. Since electing to be taxed as a REIT, we have engaged in non-REMIC CMO securitizations. These CMO securitizations have been structured so that these borrowings will give rise to excess inclusion income, and it is probable that future CMO securitizations will be structured in a similar manner. We may also enter into various repurchase agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgage securities if we default on our obligations. Excess inclusion income could also result if we were to hold a residual interest in a REMIC. Finally, we may invest in equity securities of other REITs and it is possible that we might receive excess inclusion income from those investments. The amount of excess inclusion income in any given year from these activities, transactions and investments could be significant.

Even if we qualify as a REIT, the income earned by our taxable REIT subsidiaries will be subject to federal income tax and we could be subject to an excise tax on non-arm’s-length transactions with our taxable REIT subsidiaries.

Our taxable REIT subsidiaries, including New Century TRS and its subsidiaries, expect to earn income from activities that are prohibited for REITs, and will owe income taxes on the taxable income from these activities. For example, we expect that New Century TRS and its subsidiaries will earn income from our loan origination and sales activities, as well as from other origination and servicing functions, which would generally not be qualifying income for purposes of the gross income tests applicable to REITs or might otherwise be subject to adverse tax liability if the income were generated by a REIT. New Century TRS and its subsidiaries will be taxable as C corporations and will be subject to federal, state and local income tax at the applicable corporate rates on their taxable income, notwithstanding our qualification as a REIT.

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

Changes to the laws and regulations affecting us, including changes to securities laws and changes to the Code applicable to the taxation of REITs may harm our business. New legislation may be enacted into law or new interpretations, rulings or regulations could be adopted, any of which could harm us and our stockholders, potentially with retroactive effect.

Generally, dividends paid by REITs are not eligible for the 15% U.S. federal income tax rate on certain corporate dividends, with certain exceptions. The more favorable treatment of regular corporate dividends could cause domestic non-corporate investors to consider stocks of other corporations that pay dividends as more attractive relative to stocks of REITs. It is not possible to predict whether the reduced 15% tax rate on certain corporate dividends will affect the market price of New Century common stock or what the effect will be.

Item 2. Properties

Our executive, administrative and some of our lending offices are located in Irvine, California and consist of approximately 242,660 square feet. The six leases covering the executive, administrative and lending offices expire at various points in time from February 2005 to August 2008 and the combined monthly rent for all six leases is $436,315. We lease space for our regional operating centers in Bellevue, Washington; Foxborough and Woburn, Massachusetts; Bloomington, Minnesota; Greenwood Village, Colorado; Scottsdale, Arizona; Reston, Virginia; Philadelphia, Pennsylvania; Hurst and Plano, Texas; Columbus, Ohio; Honolulu, Hawaii; Itasca, Illinois; Indianapolis, Indiana; Pearl River and Melville, New York; Campbell, Woodland Hills, Sacramento, San Diego and San Ramon, California; and Tampa and Miami Lakes, Florida. As of December 31, 2004, these facilities had a monthly aggregate base rental of approximately $579,966. We also lease space for our sales offices, which range in size from 350 to 23,392 square feet with lease terms typically ranging from one to five years. As of December 31, 2004, annual base rents for the sales offices ranged from approximately $12,000 to $445,000. In general, the terms of these leases expire at various points in time between January 2005 and January 2010. We are currently in negotiations to either relocate or renew 11 office leases expiring between January 2005 and June 2005.

Item 3. Legal Proceedings

Barney. In December 2001, Sandra Barney filed a class action complaint against New Century Mortgage in the Circuit Court in Cook County, Illinois. The complaint alleges the unauthorized practice of law and violation of the Illinois Consumer Fraud Act for performing document preparation services for a fee by non-lawyers, and seeks to recover the fees charged for the document preparation, compensatory and punitive damages, attorneys’ fees and costs. New Century Mortgage filed a motion to dismiss in February 2002. The court thereafter consolidated New Century Mortgage’s case with other similar cases filed against other lenders. In August 2002, the court ordered the plaintiffs in all the consolidated cases to dismiss their cases with prejudice. Ms. Barnay filed her notice of appeal in September 2002 and the appeal was then consolidated with 36 similar cases. We refer to the consolidated case herein as the Jenkins case. Appellate argument was heard on December 2, 2003. The appellate court affirmed the dismissal of the consolidated cases on December 31, 2003. The plaintiff then timely filed a petition for leave to appeal the appellate court’s decision. New Century Mortgage’s response to the petition was filed in February 2004. The Illinois Supreme Court granted leave to appeal the consolidated cases, and consolidated the Jenkins case with a similar appellate action also proceeding in Illinois, which we refer to herein as the King case. The plaintiffs/appellants filed their opening brief in April 2004. New Century Mortgage filed its consolidated response brief in July 2004. The plaintiffs/appellants filed their reply brief and oral argument was heard on September 28, 2004. We await a ruling from the court.

Bernstein. In April 2002, Paul Bernstein filed a class action complaint against New Century Mortgage in the Circuit Court of Cook County, Chicago, Illinois seeking damages for receiving unsolicited advertisements to telephone facsimile machines in violation of the Telephone Consumer Protection Act, 47 U.S.C. §227, and the Illinois Consumer Fraud Act, or ICFA. The plaintiffs filed an amended complaint on May 1, 2003 and, on September 18, 2003, the judge granted New Century Mortgage’s motion to dismiss with respect to the ICFA count and permitted the plaintiff to replead on an individual, not consolidated, basis. On September 30, 2003, the plaintiff filed a motion for class certification and second amended complaint. The court has consolidated similar cases into three groups. New Century Mortgage sought and obtained an order permitting it to join other defendants in this consolidated action and filed a motion to dismiss the second amended complaint. Oral argument on New Century Mortgage’s consolidated motion was heard on March 30, 2004. The judge dismissed the ICFA count. At the class certification hearing on August 10, 2004, the plaintiffs’ motion for class certification was withdrawn pursuant to a settlement between the parties. Pursuant to the settlement, the plaintiffs filed a third amended complaint seeking a nationwide class. The written settlement agreement was executed by the parties on December 8, 2004 and is subject to court approval. New Century Mortgage does not believe the settlement will have a material impact on its financial position. The order preliminarily approving the settlement and certifying the settlement class was entered on January 13, 2005. New Century Mortgage’s insurance carriers have agreed to defend New Century Mortgage with a reservation of rights.

Overman. In September 2002, Robert E. Overman and Martin Lemp filed a class action complaint in the Superior Court for Alameda County, California, against New Century TRS and New Century Mortgage, U.S. Bancorp, Loan Management Services, Inc., and certain individuals affiliated with Loan Management Services. The complaint alleges violations of the California Consumers Legal Remedies Act, Unfair, Unlawful and Deceptive Business and Advertising Practices in violation of Business & Professions Code Sections 17200 and 17500, Fraud-Misrepresentation and Concealment and Constructive Trust/Breach of Fiduciary Duty and damages including restitution, compensatory and punitive damages, and attorneys’ fees and costs. The plaintiffs filed an amended complaint in July 2003 and, in September 2003, the judge granted New Century TRS’s and New Century Mortgage’s demurrer challenging their claims in part. The Consumers Legal Remedies Act claim was dismissed and the plaintiffs withdrew the Constructive Trust/Breach of Fiduciary Duty claim. New Century TRS and New Century Mortgage filed their answer to the plaintiffs’ amended complaint in September 2003. New

Century TRS and New Century Mortgage then filed a Section 128.7 sanctions motion seeking dismissal of the case. On December 8, 2003, the court granted the motion for sanctions against the plaintiffs for filing a first amended complaint with allegations against New Century TRS and New Century Mortgage that were devoid of evidentiary support and ordered all those claims stricken without prejudice. On January 27, 2004, the court entered a judgment of dismissal without prejudice in favor of New Century TRS and New Century Mortgage. The plaintiffs filed a notice of appeal on February 20, 2004 from the judgment entered in New Century TRS and New Century Mortgage’s favor and the order granting New Century TRS and New Century Mortgage’s motion for sanctions. The plaintiffs also filed a motion with the appellate court to consolidate this appeal with three additional appeals they have sought in similar cases against other lenders. On May 28, 2004, the court denied the motion. The plaintiffs/appellants filed their opening brief in July 2004. The appeal has now been fully briefed. New Century TRS and New Century Mortgage filed a request for oral argument on January 13, 2005.

England. In April 2003, two former, short-term employees, Kimberly A. England and Gregory M. Foshee, filed a complaint seeking class action status against New Century, Worth Funding Incorporated (now known as New Century Credit Corporation) (“Worth”) and The Anyloan Company (“Anyloan”). The action was removed on May 12, 2003 from the 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana to the U.S. District Court for the Middle District of Louisiana in response to New Century, Worth and Anyloan’s Petition for Removal. The complaint alleges failure to pay overtime wages in violation of the federal Fair Labor Standards Act, or FLSA. The plaintiffs filed an additional action in Louisiana state court (19th Judicial District Court, Parish of East Baton Rouge) on September 18, 2003, adding James Gray as a plaintiff and seeking unpaid wages under state law, with no class claims. This second action was removed on October 3, 2003 to the U.S. District Court for the Middle District of Louisiana, and was ordered consolidated with the first action. In April 2004, the U.S. District Court unilaterally de-consolidated the James Gray individual action. In September 2003, the plaintiffs also filed a motion to dismiss their claims in Louisiana to enable them to join in a subsequently filed case in Minnesota entitled Klas vs. New Century Financial Corporation, et al. New Century, Worth and Anyloan opposed the motion and the court agreed with their position and refused to dismiss the plaintiffs’ case, as it was filed first. The Klas case has now been consolidated with this case and discovery is proceeding. New Century, Worth and Anyloan filed a motion to dismiss Worth and Anyloan as defendants. The court granted the motion to dismiss in April 2004. On June 28, 2004, New Century filed a motion to reject conditional certification of a collective action and oral argument was heard on February 15, 2005. We await a ruling. Plaintiffs have dismissed with prejudice forty individual plaintiffs from the action.

Lum. In December 2003, New Century Mortgage was served with a class action complaint filed by Elaine Lum in the state court in Suffolk County, New York. The complaint alleged that certain payments New Century Mortgage makes to mortgage brokers, sometimes referred to as yield spread premiums, interfered with the contractual relationship between Ms. Lum and her broker. The complaint also sought damages related thereto for fraud, wrongful inducement/breach of fiduciary duty, violation of deceptive acts and practices, unjust enrichment and commercial bribing. The complaint seeks class certification for similarly situated borrowers in the State of New York. New Century Mortgage filed a motion to dismiss on January 30, 2004. The judge granted New Century Mortgage’s motion and dismissed all claims on March 23, 2004. On April 12, 2004, the plaintiff filed a notice of appeal, seeking review of the court’s order granting the motion to dismiss. The appeal has been fully briefed and we await a ruling.

Warburton. In June 2004, New Century TRS and New Century Mortgage were named as defendants and served with a class action complaint filed by Joseph and Emma Warburton, as plaintiffs, in the United States District Court of New Jersey. The complaint alleges violations of the Real Estate Settlement Procedures Act, or RESPA, the Truth-in-lending Act, or TILA and the New Jersey Consumer Fraud Act, and unjust enrichment. The complaint also alleges certain other violations against defendants unrelated to New Century TRS and New Century Mortgage, including Foxtons, Inc., Foxtons North America, Foxtons Realtor and Foxtons Financial, Inc., referred to collectively as Foxtons, and Worldwide Financial Resources, Inc. The plaintiffs allege, among other things, that Foxtons, acting as their broker, charged fees and received a yield spread premium without disclosing the same to them until the time of closing. The class is defined as all persons in the state of New Jersey who have purchased, or sought to purchase, a home listed for sale by Foxtons and who have paid a prequalification application fee, or who have received and accepted an offer from Foxtons for a fixed interest rate mortgage loan that Foxtons failed to deliver as promised and who have suffered damages as a result. The complaint seeks to enjoin the wrongful conduct alleged, recovery of actual and statutory damages, and attorneys’ fees and costs. On July 28, 2004, New Century TRS and New Century Mortgage filed a motion to dismiss the complaint for failure to state a claim. The motion is fully briefed and we await a ruling from the court.

DOL Investigation. On August 2, 2004, the U.S. Department of Labor, Wage and Hour Division, or DOL, informed New Century Mortgage that it is conducting an investigation to determine whether New Century Mortgage is in compliance with the FLSA. The DOL has narrowed the scope of its investigation. New Century Mortgage believes it is in compliance with the FLSA and that it properly pays overtime wages.

Henderson. In October 2004, Debbie Henderson, Florence Obani-Nwibari, Noble Obani-Nwibari, Emmer Hardy, James D. Hardy, Subbaiah Chalevendra, Rafael F. Herrara and Sandra G. Martinez filed a class action complaint against New Century Mortgage, First Horizon Home Loan Corporation, Master Financial, Inc., Mortgage Lenders Network USA, Inc., Hillsboro Title Company, Inc. and American Mortgage Corporation in the Circuit Court in St. Louis County, Missouri. The complaint alleges the unauthorized practice of law in violation of Missouri state law and RESPA for performing document preparation services in the state of Missouri for a fee by non-lawyers, and seeks to recover the fees charged for the document preparation, compensatory and punitive damages, attorneys’ fees and costs. On November 12, 2004 Mortgage Lenders Network, USA, Inc. filed a notice of removal that removed the case to the U.S. District Court, Eastern District of Missouri. The plaintiffs filed a motion to remand and the case was remanded back to the Circuit Court in St. Louis County, Missouri on February 4, 2005.

Doherty. In November 2004, Nancy Doherty, Krysti Lyn Randall, Robert Elibasich and Alice Elibasich filed a class action complaint against New Century Mortgage, two New Century Mortgage employees and Nations Title Agency of Illinois in the Circuit Court of Cook County Illinois. The complaint alleges that defendants violated Section 4.1a of the Illinois Interest Act by charging more than 3 points on a loan with an interest rate of 8% or higher. The complaint also alleges that defendants engaged in unfair acts and practices, in purported violation of Section 2 of ICFA by charging plaintiffs and others points in excess of the number permitted by the Illinois Interest Act and seeks restitution for such alleged overpayments. Individual plaintiff, Doherty, also alleges violation of Section 2 of ICFA, and asserts a claim for unjust enrichment by failing to refund excess recording fees to Doherty. The complaint seeks recovery of statutory, compensatory and punitive damages, restitution and attorneys’ fees and costs. New Century Mortgage filed a motion to stay the case pending a final decision in the precedential case U.S. Bank v. Clark pending in the Illinois Supreme Court. The court granted New Century Mortgage’s motion to stay on January 20, 2005.

Brown. In February 2005, Judy Brown filed a class action complaint against New Century Mortgage and loan originator Residential Loan Centers of America, Inc. in the Circuit Court of Cook County, Illinois. The complaint alleges that the defendants violated Section 4.1(a) of the Illinois Interest Act by charging more than 3% in charges on a loan with an interest rate of 8% or higher and violated the same provision by collecting payments on the loan. The proposed class is defined as all persons who entered into loans secured by their real property in Illinois with an interest rate of 8% or more and “charges” in excess of 3% of the principal, and for which one or more of the defendants knowingly contracted and/or received and/or are currently receiving payments. The complaint seeks an award of damages, interest, reasonable attorneys’ fees, costs and other relief.

We are also a party to various legal proceedings arising out of the ordinary course of our business. Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on our business, results of operation or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2004.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

New Century common stock has traded on the NYSE under the symbol “NEW” since October 1, 2004. Prior to October 1, 2004, the common stock of New Century TRS was quoted on the Nasdaq National Market under the symbol “NCEN”. New Century TRS common stock is no longer listed on any national securities exchange or quoted on any over-the-counter market. The dividends paid and the high and low sales prices of New Century common stock and, for the period prior to October 1, 2004, the common stock of New Century TRS, during each quarter for the years 2004 and 2003 were as follows:

	2004			2003
Quarter	High	Low	Dividend Per Share	High	Low	Dividend Per Share
Fourth	$66.95	50.95	0.23	$41.04	28.27	0.10
Third	63.30	43.27	0.20	44.70	21.51	0.10
Second	50.76	38.50	0.20	51.09	31.02	0.07
First	52.28	37.91	0.16	32.62	24.51	0.07

As of March 10, 2005, the closing sales price of New Century common stock, as reported on the NYSE, was $49.27.

We paid a cash dividend on New Century common stock of $1.50 per share on January 31, 2005 to holders of record of New Century common stock on January 15, 2005. On February 2, 2005, our board of directors declared a cash dividend on New Century common stock of $1.55 per share payable on April 29, 2005 to holders of record of New Century common stock on April 15, 2005. The declaration of any future dividends will be subject to our earnings, financial position, capital requirements, contractual restrictions and other relevant factors.

In order to maintain our qualification as a REIT under the Code, we are required to distribute (written a certain period after the end of each year) at least 90% of our REIT taxable income for such year (determined without regard to the dividends paid deduction and by excluding net capital gain). After-tax earnings generated by our taxable REIT subsidiaries (including New Century TRS) and not distributed to us are not subject to these distribution requirements and may be retained by such subsidiaries to provide for future growth, subject to the limitations imposed by REIT tax rules. To the extent that we do not distribute 100% of our REIT taxable income, we will be taxed on any undistributed amounts. In addition, we cannot assure you that we will have access to funds to meet the distribution and other REIT qualification requirements. We anticipate paying quarterly distributions during January, April, July and October of each year for the preceding quarter. We anticipate that distributions generally will be paid from cash available for distribution (generally equal to cash from operations and investing activities less capital expenditures and principal amortization on indebtedness). However, to the extent that cash available for distribution is insufficient to make such distributions, we intend to borrow funds from one of our subsidiaries or a third party in order to make distributions consistent with this policy. We cannot assure you as to the amount, if any, of future distributions.

As part of the REIT conversion transactions, on October 6, 2004, we consummated a public offering of 13,500,000 shares of New Century common stock at $58.00 per share, for gross proceeds of approximately $783 million. The public offering was registered with the Securities and Exchange Commission through New Century’s Registration Statement on Form S-3, initially filed with the Securities and Exchange Commission on April 22, 2004.

As of March 10, 2005, the number of holders of record of New Century common stock was approximately 95.

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is included in Item 12.

Recent Sales of Unregistered Securities

On January 21, 2004, we issued 132,789 shares of restricted New Century TRS common stock in the aggregate to five of our executive officers under our 1999 Incentive Compensation Plan. The shares represent a portion of the executive officers’ bonus earned for the year ended December 31, 2003. The issuance of the shares was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Concurrent with the closing of our equity offering that closed on October 6, 2004, we sold 636,885 shares of New Century common stock in a private placement transaction to Friedman, Billings, Ramsey Group, Inc. for gross proceeds of approximately $35 million. The issuance of the shares to Friedman, Billings, Ramsey Group, Inc. was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On November 3, 2004, New Century TRS and New Century entered into a purchase agreement (the “Purchase Agreement”) pursuant to which New Century TRS agreed to purchase, for cash, that number of shares of New Century common stock as was necessary for New Century TRS to satisfy its share delivery obligations under its offer to convert all of its outstanding 3.50% convertible senior notes due 2008 for shares of New Century common stock (the “Offer”). On December 30, 2004, New Century sold to New Century TRS 6,236,431 shares of New Century common stock for $64.57 per share to satisfy New Century TRS’s delivery obligation under the Offer for gross proceeds of approximately $402.7 million. The sale of the shares of New Century common stock was effected in an arm’s-length manner for the then-fair market value of such shares. The sale of the shares to New Century TRS was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 6. Selected Financial Data

The following selected consolidated statements of operations and balance sheet data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from our financial statements. This information has been prepared on the same basis as the audited consolidated financial statements contained elsewhere in this report. Such selected financial data should be read in conjunction with those financial statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also included elsewhere herein.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
Statement of operations data:
Interest income	$898,647	353,691	154,054	99,062	117,219
Interest expense	(367,094)	(117,575)	(50,588)	(54,127)	(72,126)

Net interest income	531,553	236,116	103,466	44,935	45,093
Provision for losses on mortgage loans held for investment	(70,250)	(26,304)	—	—	—

Net interest income after provision for losses	461,303	209,812	103,466	44,935	45,093
Other operating income:
Gain on sales of loans	800,609	611,136	451,744	182,612	14,952
Servicing income	28,896	11,139	432	10,616	30,092
Other income	4,415	—	16	1,046	1,653

Total other operating income	833,920	622,275	452,192	194,274	46,697
Other operating expense	684,082	408,835	249,322	155,725	128,571

Earnings (loss) before income taxes	611,141	423,252	306,336	83,484	(36,781)
Income tax expense (benefit)	235,570	177,769	126,636	35,464	(13,756)

Net earnings (loss)	$375,571	245,483	179,700	48,020	(23,025)

Basic earnings (loss) per share	$10.20	7.26	5.19	1.83	(1.17)
Diluted earnings (loss) per share	8.29	6.32	4.73	1.54	(1.17)

	As of December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Balance sheet data:
Cash and cash equivalents	$842,854	278,598	176,669	100,263	10,283
Restricted cash	454,035	116,883	6,255	6,416	—
Loans receivable held for sale, net	3,922,865	3,422,211	1,920,396	1,011,122	400,089
Mortgage loans held for investment, net	13,195,324	4,745,937	—	—	—
Residual interests in securitizations	148,021	179,498	246,964	306,908	361,646
Total assets	19,051,944	8,943,938	2,402,928	1,451,318	837,161
Credit facilities	3,704,268	3,311,837	1,885,498	987,568	404,446
Financing on mortgage loans held for investment	13,105,973	4,686,323	—	—	—
Convertible senior notes, net	5,392	204,858	—	—	—
Subordinated debt	—	—	—	40,000	40,000
Residual financing	—	—	—	79,941	176,806
Other liabilities	357,746	198,909	130,880	96,048	63,760
Total stockholders’ equity	1,878,565	542,011	386,550	247,761	152,149

	For the years ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Operating Statistics:
Loan origination and purchase activities:
Wholesale	$38,126,322	25,187,569	12,392,562	5,068,466	3,041,761
Retail	4,073,318	2,195,269	1,808,934	1,176,505	1,110,596

Total loan originations and purchases	$42,199,640	27,382,838	14,201,496	6,244,971	4,152,357

Average principal balance per loan	$174	167	151	138	108
Percent of loans secured by first mortgages	95.9%	98.6%	99.6%	99.3%	95.3%
Weighted average initial loan-to-value ratio	81.1%	80.4%	78.7%	77.8%	77.2%
Originations by product type:
ARMs	31,113,241	19,185,517	10,492,558	5,101,783	3,052,481
Fixed-rate mortgages	11,086,399	8,197,321	3,708,938	1,143,188	1,099,876
Weighted average interest rates:
Fixed-rate mortgages	7.3%	7.3%	8.2%	9.5%	11.0%
ARMs—initial rate	6.9%	7.3%	8.3%	9.4%	10.4%
ARMs—margin over index	5.5%	5.8%	6.6%	6.6%	6.2%
Secondary Market transactions:
Loans sold through whole loan transactions	30,329,278	20,835,105	12,419,687	4,723,350	3,133,205
Securitizations structured as sales	—	—	845,477	898,244	1,029,477

Total sales	30,329,278	20,835,105	13,265,164	5,621,594	4,162,682
Securitizations structured as financings	10,111,131	4,946,781	—	—	—

Total secondary market transactions	$40,440,409	25,781,886	13,265,164	5,621,594	4,162,682

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes contained elsewhere herein. As used herein, except where the context suggests otherwise, for time periods before October 1, 2004, the terms “the Company,” “our,” “its,” “we,” “the group,” and “us” mean New Century TRS Holdings, Inc. and its consolidated subsidiaries, and for time periods on and after October 1, 2004, the terms “the Company,” “our,” “its,” “we,” “the group,” and “us” refer to New Century Financial Corporation and its consolidated subsidiaries.

General

New Century Financial Corporation is a real estate investment trust, or REIT, that, through its taxable REIT subsidiaries, operates one of the nation’s largest subprime mortgage finance companies. We began operating our business as a REIT in the fourth quarter of 2004, and we will elect to be taxed as a REIT when we file our tax returns for 2004. In connection with our REIT conversion we raised approximately $770 million, net of underwriting and other expenses, of capital in October 2004. We continue to deploy that capital to build our portfolio of mortgage assets and expect to have fully deployed that capital by the second quarter of 2005. We expect that our portfolio of mortgage assets will provide a relatively stable source of revenues and will contribute more than half of our earnings in 2005.

We originate and purchase, primarily first mortgage products nationwide. We focus on lending to individuals whose borrowing needs are generally not fulfilled by traditional financial institutions because they do not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers. We originate and purchase loans on the basis of the borrower’s ability to repay the mortgage loan, the borrower’s historical pattern of debt repayment and the amount of equity in the borrower’s property, as measured by the borrower’s loan-to-value ratio, or LTV. We have been originating and purchasing subprime loans since 1996 and believe we have developed a comprehensive and sophisticated process of credit evaluation and risk-based pricing that allows us to effectively manage the potentially higher risks associated with this segment of the mortgage industry.

We have historically sold our loans through both whole loan sales and securitizations. Until 2003, those securitizations were typically structured as sales. Since 2003, we have retained between 20% and 30% of our loan production for investment on our balance sheet through securitizations structured as financings rather than sales. We converted to a REIT in 2004 because we believe that the REIT structure provides the most tax-efficient way to hold mortgage loans on our balance sheet. We expect that we will continue to increase the percentage of our net income generated from our mortgage loan portfolio, producing more diverse revenues across a variety of interest rate environments.

The Merger and Related Transactions

On April 5, 2004, the board of directors of New Century TRS Holdings, Inc., or New Century TRS, formerly known as New Century Financial Corporation, approved a plan to change its capital structure to enable it to qualify as a REIT for U.S. federal income tax purposes. The board of directors of New Century TRS based its decision to convert New Century TRS to a REIT on several factors, including the potential for increased stockholder return, tax efficiency and ability to achieve growth objectives. On April 19, 2004, the board of directors of New Century TRS approved certain legal and financial matters related to the proposed REIT conversion.

On April 12, 2004, New Century TRS formed New Century Financial Corporation, or New Century, a Maryland corporation formerly known as New Century REIT, Inc. On September 15, 2004, the stockholders of both New Century and New Century TRS approved and adopted the merger agreement that implemented the restructuring of New Century TRS in order for it to qualify as a REIT.

Pursuant to the merger agreement, (i) a wholly-owned subsidiary of New Century merged with and into New Century TRS, with New Century TRS as the surviving corporation, (ii) each outstanding share of common stock of New Century TRS was converted into one share of New Century common stock, (iii) New Century TRS changed its name to “New Century TRS Holdings, Inc.” and became a wholly-owned subsidiary of New Century and (iv) New Century changed its name to “New Century Financial Corporation” and became the publicly-traded NYSE-listed parent company that succeeded to and continued to operate substantially all of the existing businesses of New Century TRS. The merger was consummated and became effective on October 1, 2004.

The board of directors, committees of the board of directors and management of New Century immediately after the consummation of the merger had the same membership as the board of directors, committees of the board of directors and management of New Century TRS immediately prior to the consummation of the merger.

As a result of the recently completed merger and the related capital-raising activities, we expect that a significant source of our revenue prospectively will be interest income generated from our portfolio of mortgage loans held by our REIT and our qualified REIT subsidiaries. We also expect to continue to generate revenue through our taxable REIT subsidiaries from the sale of loans, servicing income and loan origination fees. We expect the primary components of our expenses to be (i) interest expense on our credit facilities, securitizations, and other borrowings, (ii) general and administrative expenses, and (iii) payroll and related expenses arising from our origination and servicing businesses.

Executive Summary

In the fourth quarter of 2004, we began operating our business as a REIT and began deploying the $770 million of capital we raised to establish a portfolio of mortgage assets. At December 31, 2004, the portfolio stood at $13.2 billion, and we expect it to grow to approximately $17.9 billion over the first two quarters of 2005 as we finish deploying the capital we raised.

From that point on, we expect that a majority of our income will come from the interest we earn on the mortgage assets we hold for investment. We will supplement that income with significant earnings from our taxable REIT subsidiaries, which will continue to originate, service and sell mortgages.

Overview

During 2004, there were two key components to our business, our origination and sales activities currently conducted through our taxable REIT subsidiaries, and our mortgage loan portfolio held by our REIT, our qualified REIT subsidiaries and our taxable REIT subsidiaries.

Originations and Sales

The origination component of our business relies on our ability to originate and purchase mortgage loans at a reasonable cost and to sell a portion of those loans in the secondary mortgage market at prices that result in an attractive operating margin. We measure our operating margin as the sum of the price we receive for our loans, plus the net interest we earn for the period of time we hold the loans, less the cost to originate the loans. For the past several years, our secondary marketing strategy included a combination of both whole loan sales and securitizations of our loans.

Loan origination volumes in our industry have historically fluctuated from year to year and are affected by such external factors as home values, the level of consumer debt and the overall condition of the economy. In addition, the premiums we receive from the secondary market for our loans have also fluctuated and are influenced by the overall condition of the economy and, more importantly, the interest rate environment. As a consequence, the business of originating and selling loans is cyclical.

The operating margin of our origination franchise has three components: (i) net interest income; (ii) gain on sale of loans; and (iii) loan origination or acquisition costs. We use the operating margin as our principal metric to measure the value of our origination franchise.

Net interest income on mortgage loans held for sale—We typically hold our mortgage loans held for sale for a period of 30 to 45 days before they are sold in the secondary market or securitized. During that time, we earn the coupon rate of interest paid by the borrower and we pay interest to the lenders that provide our financing facilities. During 2003, the difference between these interest rates was typically in excess of 5%. More recently, the margin has decreased below that level as short-term rates have increased more than our average coupon rates have. We manage the timing of our sales to optimize the net interest income we earn on the loans, while preserving the ability to sell the loans at the maximum price.

Gain on sale of loans—Gain on sale of loans is affected by the condition of the secondary market for our loans. This market was very strong through 2003 as interest rates were generally declining. During 2004, as interest rates began to rise, the underlying factors that affect secondary market pricing remained somewhat stable, although as short-term rates rose faster than long-term rates (a flatter yield curve), the prices we received for our loans began to decline relative to historic levels. Further, we and some of our competitors have not raised the interest rates we charge our borrowers consistent with increases in the overall interest rate environment, reducing gain on sale margins in 2004 compared to 2003.

Loan origination or acquisition cost—We also measure and monitor the cost to originate our loans. We typically refer to this as our loan acquisition costs. Loan acquisition costs include the fees paid to wholesale brokers and correspondents, direct loan origination costs, including commissions and corporate overhead costs, less points and fees received from borrowers, divided by total production volume. Loan acquisition costs do not include profit-based compensation, servicing division overhead, parent company expenses and startup operations. From 2001 to 2003, our loan acquisition costs steadily decreased as a result of growth and technology initiatives. During 2004, our loan acquisition costs remained relatively stable as we invested in new technology and other initiatives that we expect will result in lower loan acquisition costs in 2005 and beyond. We will continue to focus on reducing our loan acquisition costs so that we can maintain a strong operating margin in periods when the secondary market for our loans is not as favorable.

REIT and TRS Portfolios

The second major component of our business is the net income we earn on our portfolio of mortgage loans held for investment, which totaled $13.2 billion at December 31, 2004.

During 2003, we shifted our strategy to address the cyclical nature of our earnings with the goal of generating a more stable long-term earnings stream. Our principal strategy to achieve this goal is to hold loans on our balance sheet. Because our credit facilities are short-term in nature and generally do not allow loans to be financed through the facility for longer than 180 days, a securitization structure offers the most attractive means to finance loans on our balance sheet. Consequently, during 2003 we began to structure our securitizations as financings rather than sales. To support the goal of matching the timing of cash flows with the recognition of earnings on our loans, we make an initial cash investment so that the securitization trusts begin to return cash flow to us beginning in the first month following securitization. Therefore, we require cash and capital to make an initial investment, as well as to support the loans on our balance sheet. During 2003 and 2004, we sold between 75% to 80% of our loans through whole loan sales, providing the cash and capital to support the remainder that we added to our balance sheet. Our REIT conversion and related equity capital raise provides further support to our balance sheet strategy.

Our portfolio of mortgage loans held for investment generally consists of a representative cross-section of our overall production volume. This portfolio earns net interest income over its life, which is generally three years on a weighted-average basis. The net interest income we earn from our portfolio is influenced by the performance of the loans and the level and direction of interest rates.

We measure the performance of the loans by monitoring prepayment rates and credit losses. Faster prepayments reduce the weighted average life of the portfolio, reducing net interest income. Credit losses, which we generally assume to be approximately 3% of the original balance of the loans, also reduce net interest income.

Generally, our loans have a fixed-rate for a period of time, while the underlying bonds that finance those loans are variable rate based on one-month LIBOR, resulting in interest rate risk. We use hedging strategies designed to mitigate this interest rate risk such that we lock in our interest margin at the inception of each securitization.

These two components of our business account for most of our operating revenues and expenses. Our origination platform provides the source of the loan volume to conduct both parts of our business.

Loan originations and purchases

As of December 31, 2004, our Wholesale Division operated through 26 regional operating centers. Our Wholesale Division originated or purchased $38.1 billion in loans during the year ended December 31, 2004. As of December 31, 2004, our Retail Division originated loans through 74 sales offices, including our centralized telemarketing unit. Our Retail Division originated or purchased $4.1 billion in loans during the year ended December 31, 2004.

As of December 31, 2003, our Wholesale Division operated through 20 regional operating centers. Our Wholesale Division originated or purchased $25.2 billion in loans during the year ended December 31, 2003. As of December 31, 2003, our Retail Division originated loans through 72 sales offices, including our centralized telemarketing unit. Our Retail Division originated or purchased $2.2 billion in loans during the year ended December 31, 2003.

During the year ended December 31, 2004, approximately $25.1 billion, or 59.5%, of our mortgage production consisted of cash-out refinancings, where the borrowers refinanced their existing mortgages and received cash representing a portion of the equity in their homes. For the same period, approximately $14.9 billion, or 35.3%, of our mortgage production consisted of home purchase finance loans. The remainder of our mortgage production, $2.2 billion, or 5.2%, consisted of transactions in which borrowers refinance their existing mortgages to obtain a better interest rate or loan maturity, or rate and term refinance transactions. For the year ended December 31, 2003, total originations consisted of $17.6 billion, or 64.2%, of cash-out refinancings, $6.9 billion, or 25.0%, of home purchase financing, and $2.9 billion, or 10.8%, of rate and term refinance transactions. Market and economic conditions, as well as our focus on increasing our home purchase business have resulted in the shift in mix between home purchase and cash-out refinancings. We believe that our current rate of business is sustainable and that our origination strategies and initiatives are consistent with that belief. If we are successful in maintaining this mix, we believe our exposure to interest rate cyclicality will be reduced.

We have experienced considerable growth of our interest only product. During the year ended December 31, 2004, originations of interest only loans totaled $8.1 billion, or 19.3%, of total originations. Interest only originations during the year ended December 31, 2003 totaled $568.0 million, or 2.1%, of total originations during the period. We believe our strict underwriting guidelines and the stronger credit characteristics of these loans mitigate their perceived higher risk.

For the year ended December 31, 2004, full documentation loans as a percentage of originations totaled $21.5 billion, or 51.0%, limited documentation loans totaled $2.0 billion, or 4.8%, and stated documentation loans totaled $18.7 billion, or 44.2%. Full documentation loans generally require applicants to submit two written forms of verification of stable income for at least 12 months. Limited documentation loans generally require applicants to submit 12 consecutive monthly bank statements on their individual bank accounts. Stated income documentation loans are based upon stated monthly income if the applicant meets certain criteria. For the year ended December 31, 2003, full documentation loans as a percentage of total originations totaled $15.8 billion, or

57.6%, limited documentation loans totaled $1.3 billion, or 4.8%, and stated documentation loans totaled $10.3 billion, or 37.6%. Generally, economic and market conditions determine product mix, including product introductions and offerings by competitors. As these factors change, product mix, including required documentation, fluctuates as well. We designed our underwriting standards and quality assurance programs to insure that loan quality is consistent and meets our guidelines, even as the documentation type mix varies.

The following table sets forth selected information relating to loan originations and purchases during the periods shown (dollars in thousands):

	For the Years Ended December 31,
	2004	2003
Wholesale originations	$38,126,322	25,187,569
Retail originations	4,073,318	2,195,269

Total originations	42,199,640	27,382,838
Fixed-rate mortgages	11,086,399	8,197,321
Adjustable-rate mortgages:
Traditional	22,969,212	18,617,531
Interest Only	8,144,029	567,986

Total originations	42,199,640	27,382,838
Purchases	14,880,034	6,851,544
Refinances:
Cash-out refinances	25,121,511	17,587,036
Rate/term refinances	2,198,095	2,944,258

Total originations	42,199,640	27,382,838
Full documentation	21,530,191	15,760,519
Limited documentation	2,014,253	1,312,652
Stated documentation	18,655,196	10,309,667

Total originations	42,199,640	27,382,838
Average principal balance of loans originated	$174	167
Weighted average FICO score of loans originated	627	612
Percent of loans secured by first mortgages	95.9%	98.6%
Weighted average loan-to-value ratio(1)	81.1%	80.4%
Weighted average interest rates:
Fixed-rate mortgages	7.3%	7.3%
Adjustable-rate mortgages—initial rate	6.9%	7.3%
Adjustable-rate mortgages—margin over index	5.5%	5.8%
Total originations	7.0%	7.3%
Percentage of loans originated in top two credit grades	85.8%	80.9%
Percentage of loans originated in bottom two credit grades	3.2%	3.3%

(1)	Weighted average LTV is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.

Secondary Market Transactions

Historically, one of major components of revenue has been the recognition of gain on sale of our loans through whole loan sales and, until 2003, securitizations structured as sales. In a whole loan sale, we recognize and receive a cash gain upon sale. In a securitization transaction structured as a sale for financial reporting purposes, we typically recognize a gain on sale at the time the loans are sold, and receive cash flows over the actual life of the loans.

Since the first quarter of 2003, we have structured all of our securitizations as financings rather than sales. Such structures do not result in gain on sale at the time of the transaction, but rather yield interest income as the payments on the underlying mortgages are received. The following table sets forth secondary marketing transactions for the periods indicated (dollars in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Premium whole loan sales	$30,181,150	$20,587,888	$12,160,303
Securitizations structured as sales	—	—	845,477

Total premium sales	30,181,150	20,587,888	13,005,780
Discounted whole loan sales	148,128	247,217	259,384

Total sales	30,329,278	20,835,105	13,265,164
Securitizations structured as financings	10,111,131	4,946,781	—

Total secondary market transactions	$40,440,409	$25,781,886	$13,265,164

Whole Loan Sales

During the year ended December 31, 2004, whole loans sales accounted for $30.3 billion, or 75%, of our total secondary market transactions. The weighted average premiums received on whole loans sales was 3.58% of the original principal balance of the loans sold, including premiums received for servicing rights. During 2003, whole loans sales accounted for $20.8 billion, or 80.8% of our total secondary market transactions and the weighted average premiums received was 4.18%, including premiums received for servicing rights.

We seek to maximize our premiums on whole loan sales by closely monitoring requirements of institutional purchasers and focusing on originating or purchasing the types of loans that meet those requirements and for which institutional purchasers tend to pay higher premiums. During the year ended December 31, 2004, we sold $14.1 billion of loans to Morgan Stanley and $5.2 billion of loans to DLJ Mortgage Capital, which represented 46.4% and 17.2%, respectively, of total loans sold. While nearly two-thirds of our loans were sold to these two investors, our loans are sold through a competitive bid process that generally includes many more potential buyers.

Securitizations Structured as Financings

During the year ended December 31, 2004, we completed five securitizations totaling $10.1 billion, which we structured as financings for accounting purposes under Statement of Financial Accounting Standards No. 140, or SFAS 140. The “portfolio-based” accounting treatment for securitizations structured as financings and recorded on-balance sheet is designed to more closely match the recognition of income with the receipt of cash payments. Because we do not record gain on sale revenue in the period in which the securitization structured as a financing occurs, the use of such portfolio-based accounting structures will result in lower income in the period in which the securitization occurs than would a traditional securitization structured as a sale. However, the recognition of income as interest payments are received on the underlying mortgage loans is expected to result in higher income recognition in future periods than would a securitization structured as a sale. During the year ended December 31, 2003, we completed five securitizations structured as financings totaling $4.9 billion. The increase in securitizations structured as financings in 2004 is the result of higher overall loan production volume coupled with our intent to retain more of our volume in connection with our conversion to a REIT.

Securitizations Structured as Sales

During 2004 and 2003, we did not complete any securitization transactions structured as sales. However, we continue to hold residual interests on our balance sheet related to securitizations structured as sales closed in 2002 and prior years.

At the closing of a securitization structured as a sale, we add to our balance sheet the residual interest retained based on our calculation of the present value of estimated future cash flows that we will receive. The residual interest we record consists of the overcollateralization, or OC, account and the net interest receivable, or NIR. Combined, these are referred to as the residual interests.

On a quarterly basis, we review the underlying assumptions to value each residual interest and adjust the carrying value of the securities based on actual experience and industry trends. To determine the residual asset value, we project cash flow for each security. To project cash flow, we use base assumptions for the constant prepayment rate, or CPR, and losses for each product type based on historical performance. We update each security to reflect actual performance to date and we adjust base assumptions for CPR and losses based on historical experience to project performance of the security from that date forward. We then use the LIBOR forward curve to project future interest rates and compute cash flow projections for each security. We then discount the projected cash flows at a rate commensurate with the risk involved. At December 31, 2004, we used discount rates of 12% for residual interests and 14% for residual interests through net interest margin security, or NIMS, transactions.

During the years ended December 31, 2004 and 2003, as a result of our quarterly evaluation of the residual interests, we recorded a $7.7 million decrease and a $19.4 million decrease in the fair value of the residual assets, respectively. These fair value adjustments represent the change in the estimated present value of future cash flows from the residual interests. During 2004, changes in the loss assumptions on certain loans underlying our residual interests, as well as fluctuations in the overall interest rate environment, resulted in a reduction in fair value of $7.7 million. During 2003, the prepayment rates on the loans underlying our residual interests were higher than expected as a result of the continued low interest rate environment and, because we believe that the future outlook for interest rates will cause this trend to continue, we adjusted prepayment assumptions accordingly, resulting in a reduction in fair value.

In the first quarter of 2004, we invested $2 million in Carrington Capital Management, LLC, or the LLC, and $25 million in Carrington Mortgage Credit Fund I, LP, or Carrington, which is sponsored by the LLC. Carrington acquires individual and pooled single-family residential subprime loans and securitizes them in transactions with third parties. We were originally the majority investor in Carrington, requiring us to consolidate Carrington’s results in our financial statements for financial reporting purposes through September 30, 2004. During the fourth quarter of 2004, Carrington raised additional capital, reducing our ownership position to approximately 38%. As a result we now include Carrington in our financial statements as an equity investment.

Discounted Loan Sales

During the year ended December 31, 2004, we sold $148.1 million in loans at a discount to their outstanding principal balance. These loans consisted of repurchased loans, loans with documentation defects or loans that whole loan buyers rejected because of certain characteristics. For the year ended December 31, 2003, discounted sales totaled $247.2 million. On a percentage basis, discounted sales decreased from 1.2% of total sales in 2003 to 0.5% in 2004.

While the percentage of discounted sales decreased during 2004, the severity of the discount also decreased from 7.7% to 5.8% during 2004. The volume on a percentage basis decreased as a result of fewer early payment defaults. The severity of loss decreased primarily as a result of a stronger and more active secondary market for these types of loans in 2004.

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Certain accounting policies require us to make significant estimates and assumptions that may have a material impact on certain assets and liabilities or our results of operations, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors which we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities and our results of operations.

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

Allowance for Losses on Mortgage Loans Held for Investment

For our mortgage loans held for investment, we establish an allowance for loan losses based on our estimate of losses inherent and probable as of the balance sheet date. We charge off uncollectible loans at the time of liquidation. We evaluate the adequacy of this allowance each quarter, giving consideration to factors such as the current performance of the loans, credit characteristics of the portfolio, the value of the underlying collateral and the general economic environment. In order to estimate an appropriate allowance for losses on loans held for investment, we estimate losses using “static pooling,” which stratifies the loans held for investment into separately identified vintage pools. Using historic experience and taking into consideration the factors above, we estimate an allowance for credit losses, which we believe is adequate for known and inherent losses in the portfolio of mortgage loans held for investment. We charge the loss provision to our consolidated statement of operations. We charge losses incurred on mortgage loans held for investment to the allowance.

The allowance for losses on mortgage loans held for investment as a percentage of mortgage loans held for investment as of December 31, 2004 was approximately 0.73% of the unpaid principal balance of the loans.

Residual Interests in Securitizations

Residual interests in securitizations, or Residuals, are recorded as a result of the sale of loans through securitizations that we structure as sales rather than financings, also referred to as “off-balance sheet securitizations.” We may also sell residual interests in securitizations through NIMS.

In a securitization structured as a sale, we sell a pool of loans to a trust for cash and a certificate evidencing our residual interest ownership in the trust. We account for this transaction as a sale under generally accepted accounting principles. The trust raises the cash portion of the purchase price by selling senior certificates representing senior interests in the loans in the trust. Following the securitization, purchasers of senior certificates receive the principal collected, including prepayments, on the loans in the trust. In addition, they receive a portion of the interest on the loans in the trust equal to the specified “investor pass-through interest rate” on the principal balance. We receive the cash flows from the residual interests after payment of servicing fees, guarantor fees and other trust expenses if the specified over-collateralization requirements are met. Over-collateralization requirements are generally based on a percentage of the original or current unpaid principal balance of the loans and may be increased during the life of the transaction depending upon actual delinquency or loss experience. A NIMS transaction, through which certificates are sold that represent a portion of the spread between the coupon rate on the loans and the investor pass-through rate, may also occur concurrently with or shortly after a securitization. A NIMS transaction allows us to receive a substantial portion of the gain in cash at the closing of the NIMS transaction, rather than over the actual life of the loans.

The Annual Percentage Rate, or APR, on the mortgage loans is relatively high in comparison to the pass-through rate on the certificates. Accordingly, the residuals described above are a significant asset. In determining the value of the Residuals, we estimate the future rates of prepayments, prepayment penalties that we will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. We estimate average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.58% to 4.19% for adjustable-rate securities and 2.04% to 5.18% for fixed-rate securities. We base these estimates on historical loss data for the loans, the specific characteristics of the loans, and the general economic environment. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.87% at December 31, 2004. We estimate prepayments by evaluating historical prepayment performance of our loans and the impact of current trends. We use a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). These prepayment curve and default estimates have resulted in weighted average lives of between 2.37 to 2.72 years for our adjustable-rate securities and 2.42 to 3.53 years for our fixed-rate securities.

During the year ended December 31, 2004, the Residuals provided $41.5 million in net cash flow to us. We perform an evaluation of the Residuals quarterly, taking into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. For the year ended December 31, 2004, we updated the models for actual performance and change in interest rates and made some slight adjustments to prepayment and loss assumptions, resulting in a $7.7 million downward fair value adjustment for the year.

The bond and certificate holders and their securitization trusts have no recourse to us for failure of mortgage loan borrowers to pay when due. Our Residuals are subordinate to the bonds and certificates until the bond and certificate holders are fully paid.

Allowance for Repurchase Losses

The allowance for repurchase losses on loans sold relates to expenses incurred due to the potential repurchase of loans or indemnification of losses based on alleged violations of representations and warranties that are customary to the business. Generally, repurchases are required within 90 days from the date the loans are sold. Occasionally, we may repurchase loans after 90 days have elapsed. Provisions for losses are charged to gain on sale of loans and credited to the allowance while actual losses are charged to the allowance. As of December 31, 2004 and December 31, 2003, approximately $7.9 billion and $6.8 billion, respectively, are subject to repurchase, representing loans sold during the fourth quarter of 2004 and the fourth quarter of 2003.

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

Income Taxes

Since the closing of the merger, we have operated so as to qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended, or the Code. Requirements for qualification as a REIT include various restrictions on ownership of New Century stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. As a REIT, we must distribute at least 90% of our taxable income to New Century’s stockholders, 85% of which income we must distribute within the taxable year in order to avoid the imposition of an excise tax. The remaining balance may extend until timely filing of our tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income. If in any tax year we should not qualify as a REIT, we would be taxed as a corporation and distributions to stockholders would not be deductible in computing taxable income. If we were to fail to qualify as a REIT in any tax year, we would not be permitted to qualify for that year and the succeeding four years.

For the period prior to the merger, we will file a consolidated federal income tax return and combined state franchise tax returns. Subsequent to the merger, New Century TRS and our other taxable REIT subsidiaries will file a consolidated federal income tax return and combined state franchise tax returns. We utilize the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date. As and when taxing authorities review our tax filings, differences may arise. We will record the impact of such reviews when probable and estimable.

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

Derivative Instruments Designated as Hedges

During 2004, we accounted for certain Euro Dollar futures and interest rate cap contracts designated and documented as hedges pursuant to the requirements of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Pursuant to SFAS 133, we have designated these contracts as hedging the exposure to variability of cash flows from our financing on mortgage loans held for investment attributable to changes in interest rates. Hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported in other comprehensive income and the ineffective portion be reported in current earnings. Additionally, during 2004, we designated certain Euro Dollar futures contracts as hedges of the fair values of certain fixed-rate mortgage loans held for investment and certain mortgage loans held for sale, pursuant to SFAS 133. Hedge accounting requires that for a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk be reported in current earnings.

Securitizations Structured as Financings

Since 2003, the we have completed a total of 10 securitizations totaling $15.1 billion structured as financings under SFAS 140.

These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS 140. The securitization trusts do not meet the qualifying special purpose entity criteria under SFAS 140 and related interpretations, due to their ability to enter into derivative contracts. Additionally, we have the option to purchase loans from the trust at our discretion. Accordingly, the loans remain on our balance sheet (referred to as “mortgage loans held for investment”), retained interests are not created, and financing on mortgage loans held for investment replaces the credit facility debt originally financing the mortgage loans. We record interest income on securitized loans and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discount related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

Results of Operations

The following tables set forth our results of operations as a percentage of total net interest income and other operating income for the periods indicated:

	For the Year Ended December 31,
	2004	2003	2002
Interest income:
Net interest income	41.1%	28.4%	18.6%
Provision for losses on mortgage loans held for investment	(5.4)	(3.2)	—
Other operating income:
Gain on sale of loans	61.8	73.5	81.3
Servicing income	2.2	1.3	0.1
Other income	0.3	—	—

Total net interest income and other operating income	100.0	100.0	100.0
Total operating expenses	52.8	49.1	44.9

Earnings before income taxes	47.2	50.9	55.1
Income taxes	18.2	21.4	22.8

Net earnings	29.0%	29.5%	32.3%

As our portfolio of mortgage loans held for investment through securitizations structured as financings increases, a greater percentage of our revenues are derived from interest income and a lesser percentage from gain on sale of loans.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Originations and purchases

The following table sets forth selected information relating to loan originations and purchases during the periods shown (dollars in thousands):

	For the Year Ended December 31, 2004			For the Year Ended December 31, 2003
	Wholesale Division	Retail Division	Total	Wholesale Division	Retail Division	Total
Fixed-rate mortgages	$9,343,706	1,742,693	11,086,399	7,457,332	739,989	8,197,321
Adjustable-rate mortgages:
Traditional	20,924,569	2,044,643	22,969,212	17,172,221	1,445,310	18,617,531
Interest Only	7,858,047	285,982	8,144,029	558,016	9,970	567,986

Total originations	38,126,322	4,073,318	42,199,640	25,187,569	2,195,269	27,382,838
Purchases	14,702,067	177,967	14,880,034	6,794,649	56,895	6,851,544
Refinances:
Cash-out refinances	21,775,187	3,346,324	25,121,511	15,786,888	1,800,148	17,587,036
Rate/term refinances	1,649,068	549,027	2,198,095	2,606,032	338,226	2,944,258

Total originations	38,126,322	4,073,318	42,199,640	25,187,569	2,195,269	27,382,838
Full documentation	18,554,650	2,975,541	21,530,191	14,107,648	1,652,871	15,760,519
Limited documentation	1,814,807	199,446	2,014,253	1,185,341	127,311	1,312,652
Stated documentation	17,756,865	898,331	18,655,196	9,894,580	415,087	10,309,667

Total originations	$38,126,322	4,073,318	42,199,640	25,187,569	2,195,269	27,382,838

Average principal balance of loans originated	$178	$142	$174	$172	$121	$167
Weighted average FICO score of loans originated	629	607	627	614	590	612
Weighted average loan-to-value ratio(1)	81.4%	78.3%	81.1%	80.6%	78.8%	80.4%
Weighted average interest rates:
Fixed-rate mortgages	7.4%	6.8%	7.3%	7.3%	7.9%	7.3%
Adjustable-rate mortgages—initial rate	6.9%	6.9%	6.9%	7.3%	7.9%	7.3%
Adjustable-rate mortgages—margin over index	5.5%	5.7%	5.5%	5.7%	6.4%	5.8%
Total originations	7.1%	6.9%	7.0%	7.3%	7.9%	7.3%

(1)	Weighted average LTV is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.

We originated and purchased $42.2 billion in loans for the year ended December 31, 2004, compared to $27.4 billion for the year ended December 31, 2003. Wholesale loan originations and purchases were $38.1 billion, representing 90.3% of total originations and purchases for the year ended December 31, 2004. Retail loan originations and purchases were $4.1 billion, representing 9.7% of total originations and purchases for the year ended December 31, 2004. For the same period in 2003, wholesale and retail originations and purchases totaled $25.2 billion and $2.2 billion, respectively, representing 92.0% and 8.0%, respectively, of total originations and purchases for that period. The increase in originations in 2004 was primarily the result of incremental volume generated by our growth strategies, as well as our strategy to price competitively within our market in the face of a rising interest rate environment. This strategy resulted in the origination of an incremental volume of mortgage loans with higher FICO scores and a greater percentage of fixed rate product than our historical core business, particularly during the second quarter of 2004. In addition, we have continued to expand geographically, and are receiving additional contributions from operating centers opened during 2003. The increase in the percentage of total business originated by our retail franchise is consistent with our initiative to expand our presence in the retail market. During the year ended December 31, 2004, originations of interest only loans totaled $8.1 billion, or 19.3%, of total originations. Our wholesale division originated $7.9 billion, or 96.5%, of the total of interest only loans originated during this period. Interest only originations during the year ended December 31, 2003 totaled $568.0 million, or 2.1%, of total originations during the period.

Traditionally, the subprime mortgage market has focused on home purchases and cash-out refinancings, rather than interest rate driven refinancings, which have caused this market segment to be less interest rate sensitive, and therefore less volatile, than the prime mortgage market.

Secondary Market Transactions

Loan sales increased to $30.3 billion for the year ended December 31, 2004, from $20.8 billion for the corresponding period in 2003, an increase of 45.7%. This increase was the result of an increased inventory of mortgage loans available for sale due to higher production volume. In addition, we added approximately $10.1 billion to our portfolio of mortgage loans held for investment during 2004 through securitizations structured as financings, compared to the addition of $4.9 billion to our portfolio of mortgage loans held for investment during 2003, which is consistent with our goal of securitizing approximately 20% to 30% of our production to grow our balance sheet.

Net Interest Income

Interest income increased by 154.1% to $898.6 million for the year ended December 31, 2004, compared to $353.7 million for the same period in 2003, primarily as a result of higher average balances of mortgage loans held for investment and held for sale. This increase was partially offset by a reduction in the weighted average interest rates of the mortgage loans during 2004. The increase in mortgage loans held for investment in 2004 was the result of higher overall loan production volume coupled with our intent to retain approximately 20% to 30% of our volume in connection with our conversion to a REIT.

Interest expense increased to $367.1 million for the year ended December 31, 2004, from $117.6 million for the same period in 2003. This increase was due to an increase in average outstanding balances on our credit facilities due to higher production volume, as well as an increase in financing on mortgage loans held for investment.

The following table presents for the years indicated:

•	the average balance of our mortgage loans held for investment, held for sale, cash, and the liabilities financing our assets;

•	the average interest rates earned or paid;

•	the actual amount of interest income and expense; and

•	the overall interest margin earned on our balance sheet.

Interest-earning asset and interest-bearing liability balances used in the calculation represent annual average balances computed using the average of each month’s daily average balance during the years indicated.

	2004			2003
	Average Balance	Avg. Yield	Income	Average Balance	Avg. Yield	Income
	(dollars in thousands)
Interest-earning assets:
Mortgage loans held for sale	$4,965,493	7.06%	$350,562	$3,082,778	7.29%	$224,650
Mortgage loans held for investment	7,737,094	6.84%	528,933	1,418,632	7.38%	104,706
Residual interest income	162,442	10.88%	17,673	211,125	11.48%	24,228
Cash and investments	403,377	0.37%	1,479	84,795	0.13%	107

Total	$13,268,406	6.77%	$898,647	$4,797,330	7.37%	$353,691

	Average Balance	Avg. Cost	Expense	Average Balance	Avg. Cost	Expense
	(dollars in thousands)
Interest-bearing liabilities:
Credit facilities	$4,892,586	2.55%	$124,547	$2,870,001	2.56%	73,532
Financing on mortgage loans held for investment(1)	7,832,866	2.84%	222,522	1,410,794	2.61%	36,836
Convertible senior notes(2)	208,901	5.91%	12,337	99,355	4.08%	4,049
Notes payable	27,753	5.38%	1,492	16,055	6.96%	1,117
Other interest(3)	—	—	6,196	—	—	2,041

Total	$12,962,106	2.83%	$367,094	$4,396,205	2.67%	$117,575

Net interest spread/income		3.94%	$531,553		4.70%	$236,116

(1)	Includes impact of derivative instruments accounted for as hedges. Such amounts are not material.
(2)	2004 expense includes accelerated amortization of $4.1 million related to the conversion of the convertible senior notes.
(3)	Other interest is comprised of interest related costs associated with our servicing operation.

As illustrated in the table above, the average balance of our mortgage loans held for sale and the related credit facilities grew in 2004 as compared with 2003 due to the growth in our origination volume for 2004. However, the average yield on our mortgage loans held for sale declined in 2004 from 2003 due to a combination of falling interest rates in early 2004 and, when interest rates started to rise in the second half of the year, we did not generally increase our rates consistent with the overall interest environment. The average rate on our credit facilities did not increase in 2004 even though interest rates were rising, due to negotiations of more favorable terms.

The average balance of our mortgage loans held for investment and their related financings grew in 2004 from 2003 levels consistent with our strategy to retain approximately 20% to 30% of our production on our balance sheet. The average yield on the mortgage loans held for investment declined in 2004 from 2003 due also to the reasons described above. The average borrowing rate for the financing on loans held for investment increased due to the increase in the interest rates on these financings.

The table below shows the changes in our net interest income as a function of both interest rates and volumes of our interest-earning assets and our interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes attributable to:

•	changes in volume—changes in volume multiplied by comparative period rate;

•	changes in rate—changes in rate multiplied by comparative period volume; and

•	changes in rate/volume—changes in rate multiplied by changes in volume.

	Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 Changes Due To
	Volume	Rate	Rate/ Volume	Net
	(dollars in thousands)
Interest income:
Mortgage loans held for sale	$137,198	(7,007)	(4,279)	125,912
Mortgage loans held for investment	466,352	(7,724)	(34,401)	424,227
Residual interest income	(5,587)	(1,258)	290	(6,555)
Cash and investments	402	204	766	1,372

Change in interest income	598,365	(15,785)	(37,624)	544,956

Interest expense:
Credit facilities	51,820	(472)	(333)	51,015
Financing on mortgage loans held for investment	167,681	3,243	14,762	185,686
Convertible senior notes	4,464	1,819	2,005	8,288
Notes payable	814	(254)	(185)	375
Other borrowings	4,155	—	—	4,155

Change in interest expense	228,934	4,336	16,249	249,519

Change in net interest income	$369,431	(20,121)	(53,873)	295,437

Provision for losses on mortgage loans held for investment

We establish an allowance for loan losses based on our estimate of losses inherent and probable as of our balance sheet date. Provision for losses on mortgage loans held for investment increased to $70.3 million for the year ended December 31, 2004 from $26.3 million for the same period in 2003, due to the increase in the portfolio of mortgage loans held for investment and related allowance for loan losses. Mortgage loans held for investment grew from $4.7 billion at December 31, 2003 to $13.2 billion at December 31, 2004.

Other Operating Income

Gain on sale—Gain on sale of loans increased to $800.6 million, a 31.0% increase for the year ended December 31, 2004 compared to the same period in 2003. The increase in gain on sale of loans was the result of loan sale volume increasing to $30.3 billion in 2004 from $20.8 billion in 2003, and lower losses on discounted sales, partially offset by a reduction in net execution to 3.58% in 2004 from 4.18% in 2003. Net execution represents the premium paid to us by third party investors in whole loan sale transactions. Net execution does not include premiums we pay to originate the loans, hedging gains or losses, fair value adjustments or net deferred origination fees, but are a component of the gain on sale calculation. The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

	For the Years Ended December 31,
	2004	2003
Cash gain from loan sale transactions	$1,068,021	861,310
Non-cash gain from servicing asset	7,923	7,777
Cash gain on sale of servicing rights	214	—
Provision for repurchase losses	(2,736)	(5,868)
Fair value adjustment of residual securities	(7,697)	(19,363)
Non-refundable loan fees(1)	213,207	142,745
Premiums paid(2)	(272,754)	(182,765)
Origination costs	(203,900)	(182,100)
Hedging losses	(1,669)	(10,600)

Gain on sale of loans	$800,609	611,136

(1)	Non-refundable loan fees represent points and fees collected from borrowers.
(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Servicing income—Servicing income increased to $28.9 million for the year ended December 31, 2004, from $11.1 million for the year ended December 31, 2003. This increase was due to a larger income-generating mortgage loan servicing portfolio during 2004. As of December 31, 2004, the portfolio which contributes to servicing income was $8.9 billion, consisting of $1.2 billion of loans sold on a servicing retained basis and $7.7 billion of loans serviced for others on an interim basis pending transfer to investors. As of December 31, 2003, the portfolio that contributes to servicing income was $3.5 billion, consisting of $0.4 billion of loans sold on a servicing retained basis and $3.1 billion of loans serviced for others on an interim basis pending transfer to investors.

Other Operating Expenses

Expenses increased in all categories by 67.3% in total to $684.1 million for the year ended December 31, 2004, compared to $408.8 million for the same period in 2003. These increases were due primarily to increases in production volume in 2004, since most of our expenses are variable and trend to our volume. In addition, we incurred $24.8 million in expenses as a result of our tender offer for our convertible senior notes.

Personnel expenses increased to $419.7 million for the year ended December 31, 2004 from $248.8 million for the same period in 2003, an increase of 68.7%. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses that are variable expenses dependent upon loan production volume and profits. Total production for 2004 was $42.2 billion compared to $27.4 billion for 2003, an increase of 54.0%. The remainder of the increase was due to growth in the servicing platform and the mortgage loan portfolio.

Advertising and promotion expense increased from $26.1 million to $65.5 million, or 150.8%, for the year ended December 2004 as compared to the same period in 2003. This increase was primarily due to the increase in total production volume for 2004, the development and rollout of the Home123 brand for retail, and increases in wholesale marketing initiatives. Retail production volume for 2004 increased by 85.5% and, because advertising expense is disproportionately weighted to the retail franchise, the increase in advertising expense was higher than the overall increase in production volume. Moreover, wholesale marketing expense for broker education and trade shows increased significantly in 2004.

Income Taxes

Income taxes increased to $235.6 million for the year ended December 31, 2004 from $177.8 million for the comparable period in 2003. This increase was partially attributable to a $187.9 million increase in pretax income resulting from higher production volume and net interest income and a decrease in the effective tax rate. In addition, the effective tax rate decreased as a result of our conversion to a REIT in October of 2004, whereby $42.8 million of our pretax income was attributable to the REIT.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Originations and Purchases

We originated and purchased $27.4 billion in loans for the year ended December 31, 2003, compared to $14.2 billion for the year ended December 31, 2002, an increase of 92.8%. Wholesale loan originations and purchases were $25.2 billion, or 92.0%, of total originations and purchases for the year ended December 31, 2003. Retail loan originations and purchases were $2.2 billion, or 8.0%, of total originations and purchases for the year ended December 31, 2003. For the same period in 2002, wholesale and retail originations and purchases totaled $12.4 billion, or 87.3%, and $1.8 billion, or 12.7%, respectively, of total originations and purchases. The increase in volume is a result of our geographic expansion efforts, an increase in our market share, and a favorable interest rate environment. Wholesale volume grew more rapidly in 2003 than retail volume as a result of our focus on wholesale growth initiatives, resulting in a higher percentage of wholesale volume in 2003 than 2002.

Loan Sales and Securitizations

Whole loan sales increased to $20.8 billion for the year ended December 31, 2003, from $12.4 billion for the corresponding period in 2002, an increase of 67.7%. This increase was the result of higher production volume in 2003. In addition, we completed five securitizations structured as financings totaling $4.9 billion during the year ended December 31, 2003, compared to one securitization transaction structured as a sale totaling $845.5 million in 2002.

Net Interest Income

Interest income increased by 129.6% to $353.7 million for the year ended December 31, 2003, compared to $154.1 million for the same period in 2002, primarily as a result of higher average mortgage loans held for sale and the addition of a portfolio of mortgage loans held for investment. Interest income on mortgage loans held for sale accounted for $102.5 million of the increase due to higher average outstanding balances of unsold inventory, which resulted from higher production volume in 2003. During 2003, interest income from mortgage loans held for investment from our securitizations structured as financings generated an additional $104.7 million in interest income.

Interest expense increased to $117.6 million for the year ended December 31, 2003, from $50.6 million for the same period in 2002, primarily due to an increase in average outstanding balances on our credit facilities due to higher production volume, as well as interest expense on the financing on the mortgage loans held for investment and convertible senior notes, partially offset by a lower average interest rate on our borrowings during 2003.

The following table presents for the years indicated:

•	the average balance of our mortgage loans held for investment, held for sale, cash, and the liabilities financing our assets;

•	the average interest rates earned or paid;

•	the actual amount of interest income and expense; and

•	the overall interest margin earned on our balance sheet

Interest-earning asset and interest-bearing liability balances used in the calculation represent annual average balances computed using the average of each month’s daily average balance during the years indicated.

	2003			2002
	Average Balance	Avg. Yield	Income	Average Balance	Avg. Yield	Income
	(dollars in thousands)
Interest-earning assets:
Mortgage loans held for sale	$3,082,778	7.29%	$224,650	$1,500,856	8.14%	$122,182
Mortgage loans held for investment	1,418,632	7.38%	104,706	—	0.00%	—
Residual interest income	211,125	11.48%	24,228	276,377	11.48%	31,723
Cash and investments	84,795	0.13%	107	29,339	0.51%	149

Total	$4,797,330	7.37%	$353,691	$1,806,572	8.53%	$154,054

	Average Balance	Avg. Cost	Expense	Average Balance	Avg. Cost	Expense
	(dollars in thousands)
Interest-bearing liabilities:
Credit facilities	$2,870,001	2.56%	73,532	$1,422,727	3.26%	46,396
Financing on mortgage loans held for investment (1)	1,410,794	2.61%	36,836	—	0.00%	—
Convertible senior notes	99,355	4.08%	4,049	—	0.00%	—
Residual Financing	—	0.00%	—	33,487	3.73%	1,249
Subordinated debt	—	0.00%	—	16,667	13.03%	2,171
Notes payable	16,055	6.96%	1,117	8,535	9.05%	772
Other interest (2)	—	0.00%	2,041	—	0.00%	—

Total	$4,396,205	2.67%	$117,575	$1,481,416	3.41%	$50,588

Net interest spread/income		4.70%	$236,116		5.12%	$103,466

(1)	Includes impact of derivative instruments accounted for as hedges. Such amounts are not material.
(2)	Other interest is comprised of interest related costs associated with our servicing operation.

Interest income from mortgage loans held for sale increased 83.9% to $224.7 million for the year ended December 31, 2003, compared to $122.2 million for the year ended December 31, 2002, mainly due to higher average outstanding balances of unsold inventory, which resulted from higher production volume during 2003. The average balance of loans held for sale grew from $1.5 billion for the year ended December 31, 2002 to $3.1 billion for the comparable period in 2003. This increase was partially offset by a reduction in the weighted average interest rate of the mortgage loans from 8.14% for the year ended December 31, 2002 to 7.29% for the comparable period in 2003. In the year 2003, we added $1.4 billion to mortgage loans held for investment. The interest income on the mortgage loans held for investment for 2003 was $104.7 million.

Interest expense represents the interest incurred on all outstanding debt and financing on mortgage loans held form investment, as well as the amortization of bond issue costs on the financing on mortgage loans held for investment, interest and amortization of debt issuance costs related to the convertible senior notes, costs associated with accessing our credit facilities, residual financing costs. Interest expense increased to $117.6 million for the year ended December 31, 2003, from $50.6 million for the same period in 2002. This increase was primarily due to higher balances on our credit facilities due to higher production volume as well as the addition of financing on mortgage loans held for investment in 2003 compared to 2002. The average balance of our credit facilities increased from $1.4 billion in 2002 to $2.9 billion in 2003; while the average borrowing rate on our credit facilities decreased from 3.26% in 2002 to 2.56% in 2003. The financing on mortgage loans held for investment was $1.4 billion in 2003 compared to zero in 2002.

The table below shows the changes in our net interest income as a function of both interest rates and volumes of our interest-earning assets and our interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes attributable to:

•	changes in volume—changes in volume multiplied by comparative period rate;

•	changes in rate—changes in rate multiplied by comparative period volume; and

•	changes in rate/volume—changes in rate multiplied by changes in volume.

	Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 Changes Due To
	Volume	Rate	Rate/ Volume	Net
	(dollars in thousands)
Interest income:
Mortgage loans held for sale	$128,781	(12,811)	(13,502)	102,468
Mortgage loans held for investment	104,706	—	—	104,706
Residual interest income	(7,490)	(7)	2	(7,495)
Cash and investments	282	(112)	(212)	(42)

Change in interest income	226,279	(12,930)	(13,712)	199,637

Interest expense:
Credit facilities	47,197	(9,945)	(10,116)	27,136
Financing on mortgage loans held for investment	36,836	—	—	36,836
Convertible senior notes	4,049	—	—	4,049
Residual financing	(1,249)	—	—	(1,249)
Subordinated debt	(2,171)	—	—	(2,171)
Notes Payable	680	(178)	(157)	345
Other borrowings	2,041	—	—	2,041

Change in interest expense	87,383	(10,123)	(10,273)	66,987

Change in net interest income	$138,896	(2,807)	(3,439)	132,650

Provision for losses on mortgage loans held for investment

We establish an allowance for loan losses based on our estimate of losses inherent and probable as of our balance sheet date. Provision for losses on mortgage loans held for investment was $26.3 million for the period ended December 31, 2003, compared to zero in 2002. We did not have a balance of mortgage loans held for investment in 2002.

Other Operating Income

Gain on sale—Gain on sale of loans increased to $611.1 million, a 35.3% increase for the year ended December 31, 2003 compared to the same period in 2002. The increase in gain on sale of loans was the result of higher loan sale volume as well as significantly lower losses on discounted sales.

As indicated in the table below, gain from whole loan sales, non-refundable fees, premiums paid and origination costs increased in 2003 primarily as a result of the higher volume of production and loan sales in 2003 and lower losses on discounted sales, partially offset by lower average premiums in 2003. Discounted sales decreased on a percentage basis from 2.0% of total sales in 2002 to 1.2% in 2003. The severity of loss on discounted sales also decreased from 22.5% in 2002 to 7.7% in 2003. The trend in discounted sales reflects lower early payment default rates in 2003, as well as a stronger secondary market for discounted loans.

Provision for losses decreased from 2002 to 2003, partially as a result of lower discounted sale losses described above, as well as a sharp decrease in repurchases from securitized pools in 2003. See “—Discounted loan sales.”

	For the Years Ended December 31,
	2003	2002
	(dollars in thousands)
Gain from whole loan sale transactions	$861,310	562,050
Non-cash premium (discount) from securitization of loans	—	(12,051)
Cash gain from securitization of loans	—	57,081
Non-cash gain from servicing asset	7,777	14,882
Cash gain on sale of servicing rights	—	12,574
Securitization expenses	—	(2,706)
Accrued interest	—	(5,226)
Provision for losses	(5,868)	(50,654)
Fair value adjustment of residual interests	(19,363)	12,066
Non-refundable loan fees(1)	142,745	111,601
Premiums paid(2)	(182,765)	(101,816)
Origination costs	(182,100)	(118,050)
Hedging losses	(10,600)	(28,007)

Gain on sales of loans	$611,136	451,744

(1)	Non-refundable loan fees represent points and fees collected from borrowers.
(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Servicing Income—Servicing income increased to $11.1 million for the year ended December 31, 2003, from $432,000 for the year ended December 31, 2002. This increase was due to the re-establishment of our loan servicing platform in the fourth quarter of 2002. As of December 31, 2003, the portfolio which contributes to servicing income was $0.4 billion of loans sold on a servicing retained basis, and $3.1 billion of loans serviced for others on an interim basis pending transfer to investors. At December 31, 2002, the portfolio that contributes to servicing income was $0.5 billion of loans sold on a servicing retained basis, and $1.6 billion of loans serviced for others on an interim basis pending transfer to investors.

Other Operating Expenses

Operating expenses increased 64.0% to $408.8 million for the year ended December 31, 2003, compared to $249.3 million for the comparable period in 2002. These increases were due primarily to increases in production volume in 2003, since most of our expenses are variable and trend to our volume.

Personnel expenses increased to $248.8 million for the year ended December 31, 2003, from $149.1 million for the same period in 2002, an increase of 66.9%, as a result of increased staffing to accommodate higher loan origination and purchase volume. Total staffing was 3,752 on December 31, 2003, compared to 2,487 on December 31, 2002, an increase of 50.9%. In addition, personnel expenses increased in 2003 compared to 2002 as a result of higher commission expense in 2003 due to higher production volume.

Professional services expense increased to $28.6 million for the year ended December 31, 2003, from $10.4 million for the same period in 2002, primarily due to increased legal and accounting fees. Legal and accounting fees increased as a result of an overall increase in our size, as well as an increase in litigation expenses due to a legal dispute with a former employee, which was resolved in 2003.

Income Taxes

Income taxes increased to $177.8 million for the year ended December 31, 2003 from $126.6 million for the comparable period in 2002. This increase resulted from greater pretax income resulting from our higher production and sales volume, combined with an increase in the effective tax rate to 42.0% for the year ended December 31, 2003, from 41.3% for the comparable period in 2002. The increase in the effective tax rate for 2003 was the result of a recent state tax law change that related to a captive real estate investment trust we established in 2002 as a subsidiary of NC Capital to hold our residual interests.

Liquidity and Capital Resources

Credit Facilities

We need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. We need separate credit arrangements to finance these loans until we have aggregated one or more pools for sale or securitization. The amount of credit we seek to have available is based on our expectation of future origination volume.

As of December 31, 2004, we have credit facilities with Bank of America NA, Barclays Bank PLC, Bear Stearns Mortgage Capital Corporation, IXIS Real Estate Capital Inc. (formerly known as CDC Mortgage Capital Inc.), Citigroup Global Markets Realty Corp., Credit Suisse First Boston Mortgage Capital LLC, Morgan Stanley Mortgage Capital Inc., and UBS Real Estate Securities Inc. and we also have an asset-backed commercial paper facility. We use these facilities to finance the actual funding of our loan originations and purchases and to aggregate pools of mortgage loans pending sale through securitizations or whole loan sales. We typically sell all of our mortgage loans within one to three months and pay down the credit facilities with the proceeds.

Our credit facilities contain certain customary covenants, which, among other provisions, require us to maintain specified levels of liquidity and net worth and debt-to-equity ratios, restrict indebtedness and investments and require compliance with applicable laws. The maximum level of liquidity required under our credit facilities is $60 million, the maximum amount of net worth required is approximately $750 million, and debt-to-equity ratio limitations range from 10 to 1 to 15 to 1 and generally exclude non-recourse debt. We prepare compliance certificates on a monthly and quarterly basis to monitor the status of our compliance with the covenants.

If we fail to comply with any of these covenants, the lender has the right to terminate the facility and require immediate repayment. In addition, if we default under one facility, it would generally trigger a default under our other facilities. The material terms and features of our various credit facilities are as follows:

Asset-backed commercial paper facility. New Century Mortgage’s special-purpose, wholly-owned subsidiary, Von Karman Funding LLC, has a $2.0 billion asset-backed commercial paper facility. This facility allows for the funding and aggregation of mortgage loans using funds raised through the sale of short-term commercial paper. The interest and fees that we pay in connection with this facility are similar to the interest rates based on LIBOR that we pay to our other credit facility lenders. This facility will expire in September 2006. As of December 31, 2004, the balance outstanding under the facility was zero.

Bank of America line of credit. New Century Mortgage’s special-purpose subsidiary, New Century Funding A, has a $2.0 billion credit facility with Bank of America, $1.0 billion of which is committed and $1.0 billion of which is uncommitted. The agreement allows for both funding of loan originations and aggregation of loans for up to four months pending their sale or securitization. The facility expires in May 2005 and bears interest based on a margin over the one-month LIBOR. As of December 31, 2004, the balance outstanding under the facility was $975.1 million.

Barclays line of credit. In November 2004, we entered into a $1.0 billion repurchase agreement with Barclays Bank. The agreement allows for both funding of loan originations and aggregation of loans pending their sale or securitization. The facility expires in November 2005 and bears interest based on a margin over one-month LIBOR. As of December 31, 2004, the balance outstanding under the facility was $43.9 million.

Bear Stearns line of credit. We have an $800 million line of credit with Bear Stearns Mortgage Capital, $400 million of which is committed and $400 million of which is uncommitted. The facility expires in October 2005 and bears interest based on a margin over one-month LIBOR. As of December 31, 2004, the balance outstanding under this facility was $428.4 million.

IXIS line of credit. We have a repurchase agreement with IXIS Real Estate Capital. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. The facility expires in September 2005 and bears interest based on a margin over the one-month LIBOR. As of December 31, 2004, the maximum credit available under this facility was $700 million and the balance outstanding under this facility was $617.1 million.

Citigroup warehouse line of credit. New Century Mortgage’s special-purpose, wholly-owned subsidiary, New Century Funding SB-1, has a $150 million wet funding facility with Citigroup Global Markets Realty, which bears interest based on a margin over the one-month LIBOR. This facility expires in March 2005. As of December 31, 2004, the outstanding balance under the facility was zero. We expect to renew or extend this facility prior to its expiration date.

Citigroup aggregation line of credit. We have a $650 million aggregation facility with Citigroup Global Markets Realty, which bears interest based on a margin over the one-month LIBOR. This facility expires in March 2005. The total amount outstanding among this and our other two Citigroup credit facilities (excluding the commercial loan line of credit) may not exceed $800 million. As of December 31, 2004, the outstanding balance under this facility was $260.0 million. We expect to renew or extend this facility prior to its expiration date.

Citigroup commercial loan line of credit. We have a $250 million repurchase agreement with Citigroup Global Markets Realty. The agreement allows for both funding of commercial mortgage loan originations and aggregation of commercial mortgage loans for up to nine months pending their sale or securitization. This facility expires in December 2005 and bears interest based on a margin over the one-month LIBOR. As of December 31, 2004, the balance outstanding under this facility was $54.4 million.

Citigroup line of credit for delinquent and problem loans. We have a Master Loan and Security Agreement with Citigroup Global Markets Realty that is secured by delinquent or problem loans and by properties we obtain in foreclosures. This facility expires in December 2005 and bears interest based on a margin over the one-month LIBOR. As of December 31, 2004, the maximum credit available under this facility was $75 million and the balance outstanding under this facility was $1.0 million.

Credit Suisse First Boston line of credit. In December 2004, we entered into a $500 million repurchase agreement with Credit Suisse First Boston Mortgage Capital. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. This facility expires in November 2005 and bears interest based on a margin over the one-month LIBOR. As of December 31, 2004, the outstanding balance under the facility was zero.

Morgan Stanley line of credit. We have a $2.0 billion credit facility with Morgan Stanley Bank, Morgan Stanley Mortgage Capital and Concord Minutemen Capital Company. The agreement allows for both the funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. This facility expires in February 2007 and bears interest based on a margin over the one-month LIBOR. As of December 31, 2004, the balance outstanding under this facility was $959.8 million.

UBS Real Estate Securities line of credit. New Century Mortgage’s special-purpose subsidiary, New Century Funding I, has a $2.0 billion asset-backed note purchase and security agreement with UBS Real Estate Securities, Inc., $1.5 billion of which is committed and $0.5 billion of which is uncommitted. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. The facility expires in June 2006 and bears interest based on a margin over the one-month LIBOR. As of December 31, 2004, the balance outstanding under this facility was $1.1 billion.

Convertible Senior Notes

On July 8, 2003, New Century TRS closed a private offering of $175 million of convertible senior notes due July 3, 2008 pursuant to Rule 144A under the Securities Act of 1933. On July 14, 2003, the initial purchasers of the convertible senior notes exercised their option, in full, to acquire an additional $35 million principal amount of the convertible senior notes. The convertible senior notes bear interest at a rate of 3.50% per year and, as of March 17, 2004, became convertible into New Century TRS common stock at a conversion price of $34.80 per share. The conversion price represents a 28.0% premium over the closing share price on July 8, 2003. As a result of the merger, the convertible senior notes became convertible into shares of New Century common stock. On February 14, 2005, New Century, New Century TRS and the trustee under the indenture governing the convertible senior notes entered into a second supplemental indenture pursuant to which New Century agreed to fully and unconditionally guarantee the due and punctual payment of the convertible senior notes.

In connection with the original issuance of convertible senior notes, New Century TRS entered into two agreements to simultaneously purchase a call option and sell a warrant on its common stock. The purpose of the call option and warrant was to reduce the economic dilution of the conversion premium under the convertible senior notes. The call option granted to New Century TRS the right to purchase from an affiliate of Bear Stearns & Co, Inc., or Bear Stearns, at any time up to 6,034,675 shares of New Century TRS common stock at a strike price of $34.80 per share, subject to certain adjustments. The warrant granted to an affiliate of Bear Stearns the right to purchase from New Century TRS up to 6,034,668 shares of New Century TRS common stock for a limited period of time upon maturity of the convertible senior notes at a price of $47.59 per share, subject to certain adjustments. Like the convertible senior notes, and as a result of the merger, the call option and warrant became exercisable for shares of New Century common stock, rather than New Century TRS common stock. On December 14, 2004, New Century TRS and Bear Stearns agreed to terminate the call option and warrant. New Century TRS received a cash payment of approximately $29.8 million in connection with the termination of the call option and warrant.

On November 22, 2004, New Century TRS commenced an offer, upon the terms and subject to the conditions described in the prospectus related to the offer and the accompanying letter of transmittal, to convert all the outstanding convertible senior notes into shares of New Century common stock, cash, or a combination of both. The offer and withdrawal rights expired at midnight, New York City time, on December 23, 2004. On December 24, 2004, New Century TRS accepted for payment $204.5 million, or approximately 97.4%, of the $210 million aggregate principal amount of the convertible senior notes then outstanding, which constituted all of the convertible senior notes validly tendered and not withdrawn. In the aggregate, the holders who tendered their convertible senior notes for conversion in the offer received 6,236,431 shares of New Century common stock, which included 359,796 shares for additional consideration and an additional $3.4 million in cash for accrued interest through that date. In December 2004, we recorded approximately $24.8 million of inducement expenses and $4.1 million in amortization of debt issuance costs related to this transaction.

As of December 31, 2004, the number of shares of New Century common stock into which the remaining untendered convertible senior notes were convertible into was 158,051, subject to certain adjustments under the terms of the convertible senior notes. For example, the terms of the convertible senior notes allow for the noteholder’s conversion rate to adjust if our dividend rate increases generally above a dividend yield of 1.75%, subject to certain other factors. As of December 31, 2004, the maximum number of shares of New Century common stock into which the remaining untendered convertible senior notes are convertible into is 194,301, subject to certain adjustments under the terms of the convertible senior notes.

Securitizations Structured as Financings

Prior to 2003, we realized net cash proceeds in our securitization transactions in an amount similar to whole loan sales, as a result of NIMS transactions closed concurrently with our securitizations. During each of the years ended December 31, 2004 and 2003, we completed five securitizations structured as financings, resulting in the recording of loans held for investment as an asset and financing on loans held for investment as a liability. Without a concurrent NIMS transaction, securitizations structured as financings generally require an initial cash investment ranging from approximately 2% to 4% of the principal balance of the loans. Immediately following the securitization, we start to receive interest payments on the underlying mortgage loans and pay interest payments to the bondholders, creating positive cash flow. As the loans age, losses on the portfolio begin to reduce this cash flow.

For the year ended December 31, 2004, the initial cash investment in securitizations structured as financings was $347.3 million, partially offset by $43.8 million of financing on retained bonds. During 2003, we entered into four securitizations structured as financings that required initial cash investments ranging from $14.6 to $47.8 million. We also entered into one securitization structured as a financing with a concurrent NIMS transaction, resulting in a nominal cash investment. For the years ended December 31, 2004 and 2003, we received $347.2 million and $77.1 million, respectively, in cash flows from these securitizations.

Other Borrowings

We periodically enter into equipment financing arrangements from time to time that are treated as notes payable for financial statement purposes. As of December 31, 2004 and December 31, 2003, the balances outstanding under these borrowing arrangements were $37.6 million and $19.0 million, respectively.

During the third quarter of 2003, we entered into a $20 million servicer advance agreement, which allows us to borrow up to 95% of servicing advances on our servicing portfolio. As of December 31, 2004, the balance outstanding under this facility was $6.5 million and is included in prepaids and other assets net of escrow advances. As of December 31, 2003, the balance outstanding under this facility was $775,000 and was included in accounts payable and accrued liabilities. This facility expires in August 2005.

Off-Balance Sheet Arrangements

We are party to various transactions that have an off-balance sheet component. In connection with our off-balance sheet securitization transactions, as of December 31, 2004, there were $996.2 million in loans owned by off-balance sheet trusts. The trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to us in the event that the loans in the various trusts do not perform as expected. Because these trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, we have included only our residual interest in these loans on our balance sheet. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these residual assets. See “—Loan Sales and Securitizations” for further discussion of our risks with respect to these off-balance sheet arrangements.

As of December 31, 2004, in connection with our strategy to mitigate interest rate risk in our residual assets and our mortgage loans held for investment, we had approximately $59.1 billion notional amount of Euro Dollar futures contracts outstanding, expiring between March 2005 and June 2010. The notional amount of Euro Dollar futures contracts is greater than the outstanding balance of items they hedge because we have multiple Euro Dollar futures contracts at various maturities covering the same hedged items for different periods. The fair value of these Euro Dollar futures contracts is $26.2 million as of December 31, 2004.

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2004. The maturity of our financing on mortgage loans held for investment is based on certain prepayment assumptions (see “—Results of Operations” for further details).

	Total	Payment Due By Period
		Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(dollars in thousands)
Notes payable	$37,638	16,969	20,669	—	—
Operating leases	60,356	19,998	28,910	10,930	518
Credit facilities	3,704,268	3,704,268	—	—	—
Financing on mortgage loans held for investment	13,105,973	3,768,141	5,521,972	1,516,554	2,299,306

Stock Repurchases

For the year ended December 31, 2004, we did not make any stock repurchases. For the year ended December 31, 2003, we repurchased a total of $72.0 million of New Century TRS common stock.

Under certain circumstances, we may continue to fund stock repurchases with available corporate liquidity. Stock purchases will be based upon the stock price, level of cash balances, general business conditions and other factors including alternative investment opportunities.

Cash Flow

For the year ended December 31, 2004, our cash flow from operations was $285.4 million, compared to $203.0 million for the same period in 2003. This increase was due primarily to: (i) a $130.1 million increase in net income, (ii) a $43.9 million increase in provision for losses on mortgage loans held for investment, (iii) a decrease in deferred income taxes of $141.3 million, and (iv) a $50.2 million increase in depreciation and amortization. These increases were partially offset by: (i) an increase in income taxes receivable of $129.9 million, (ii) a cash usage of $85.4 million related to the net change in other assets and liabilities, and (iii) a decrease of $30.9 million in cash received from residual interests in securitizations for the year ended December 31, 2004, compared to the same period in 2003.

For the year ended December 31, 2004, our cash flow used in investing activities was $8.6 billion compared to $4.8 billion for the same period in 2003. This increase in cash usage was due to $11.0 billion of cash used to acquire mortgage loans for investment for the year ended December 31, 2004, compared to $5.0 billion in 2003, partially offset by $2.4 billion in payments received on our mortgage loans held for investment for the year ended December 31, 2004, compared to $219.2 million for the same period in 2003.

For the year ended December 31, 2004, cash from financing activities was $8.9 billion compared to $4.7 billion for the year ended December 31, 2003. This increase was due mainly to: (i) proceeds from the issuance of stock of $788.4 million, (ii) net financing on mortgage loans held for investment of $10.6 billion in 2004 compared to $4.9 billion in 2003, (iii) proceeds from fixed asset financing (net of repayments) of $18.7 million in 2004 compared to $2.3 million in 2003, and (iv) no stock repurchases in 2004 compared to $72.0 million in 2003, partially offset by (i) higher repayments of securitization financing on mortgage loans held for investment of $2.2 billion in 2004 compared to $235.5 million in 2003, (ii) an increase in restricted cash of $337.2 million in 2004 compared to $110.6 million in 2003, and (iii) a net of $204.3 million of convertible senior note proceeds received in 2003.

For the year ended December 31, 2003, cash flow from operations was $203.0 million, compared to $257.1 million in 2002. This decrease is due primarily to (i) $75 million in income tax payments in excess of the income tax expense for the year ended December 31, 2003, compared to $11 million in income tax payments in excess of the income tax expense for the same period in 2002, and (ii) lower loan sales than loans funded in 2003, due in part to our securitizations structured as financings in 2003.

For the year ended December 31, 2003, cash used in investing activities was $4.8 billion compared to $24.3 million for the year ended December 31, 2002. This increase is due to loans acquired for investment for the five securitizations structured as financings completed in 2003.

For the year ended December 31, 2003, cash from financing activities was $4.7 billion compared to a usage of $156.4 million for the year ended December 31, 2002. This increase is due mainly to financing on mortgage loans held for investment and convertible senior note proceeds during 2003, compared to the repayment of residual financing of $80.0 million and subordinated debt of $40.0 million in 2002, partially offset by an increase in stock repurchases from $45.4 million in 2002 to $72.0 million in 2003.

Our loan origination and purchase and servicing programs require significant cash investments, including the funding of: (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities; (ii) commissions paid to sales employees to originate loans; (iii) any difference between the amount funded per loan and the amount advanced under our credit facilities; (iv) our hedging activities; (v) servicing-related advance requirements; and (vi) income tax payments arising from the timing differences between income for financial reporting purposes and taxable income. We also require cash to fund securitizations structured as financings, ongoing operating and administrative expenses, dividend payments, and capital expenditures. Our sources of operating cash flow include: (i) cash premiums obtained in whole loan sales; (ii) mortgage origination income and fees; (iii) interest income; (iv) cash flows from residual interests in securitizations; and (v) servicing fee income.

Liquidity Strategy

We establish target levels of liquidity and capital based on a number of factors including our production volume, the condition of the secondary market for our loans and our current balance sheet. Now that we have completed the merger, we must also consider those factors that enable us to qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended, or the Code. Requirements for qualification as a REIT include various restrictions on ownership of New Century stock, requirements concerning distribution of our taxable income and certain restrictions on the nature of our assets and sources of our income. As a REIT, we must distribute at least 90% of our taxable income to our stockholders, 85% of which income we must distribute within the taxable year in order to avoid the imposition of an excise tax. The remaining balance may extend until timely filing of our tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income. If in any tax year we should not qualify as a REIT, we would be taxed as a corporation and distributions to stockholders would not be deductible in computing taxable income. If we were to fail to qualify as a REIT in any tax year, we would not be permitted to qualify for that year and the succeeding four years.

We intend to continue to focus on maintaining our targeted liquidity and leverage levels for both our REIT and taxable REIT subsidiaries. Our principal strategies are to effectively manage the percentage of loans sold through whole loan sales compared to securitizations structured as financings, giving consideration to whole loan prices, the amount of cash required to finance securitizations structured as financings and REIT qualification requirements and to access the capital markets when appropriate to support our business operations. There can be no assurance that we will be able to achieve this goal and operate on a cash flow-neutral or cash flow-positive basis.

Subject to the various uncertainties described above, and assuming that we will be able to successfully execute our liquidity strategy, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future, while enabling us to maintain our qualification as a REIT under the requirements of the Code. In addition, as part of our growth plan, we intend to obtain financing by accessing the capital markets.

Cash and liquidity, which includes available borrowing capacity, was $987.4 million at December 31, 2004 compared to $318.3 million at December 31, 2003. Available borrowing capacity represents the excess of mortgage loan collateral for our mortgage loans held for sale, net of the amount borrowed under our short term credit facilities.

Recent Accounting Pronouncements

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, or SAB 105. SAB 105 contains specific guidance that significantly limits opportunities for registrants to recognize an asset related to a commitment to originate a mortgage loan that will be held for sale prior to funding the loan, which differs from the current accounting guidance provided by Statement of Financial Accounting Standards No. 149, or SFAS 149. SFAS 149 requires that the entity that makes the mortgage loan commitment record the commitment on its balance sheet at fair value, but does not address how to measure the fair value of the loan commitment. SAB 105 requires that fair value measurement of loan commitments include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected cash flows related to the customer relationship or loan servicing. SAB 105 is effective for new loan commitments accounted for as derivatives and entered into after March 31, 2004. SAB 105 permits registrants to continue to use previously applied accounting policies to commitments entered into on or before March 31, 2004.

We regularly quotes interest rates to borrowers, which are generally subject to change by us. Although we typically honor such interest rate quotes, the quotes do not constitute interest rate locks, minimizing the potential interest rate exposure. However, we do issue certain interest rate locks. The interest rate locks that we do issue represent an insignificant portion of our business and we issue them only to meet certain regulatory requirements. We deem the fair value of the interest rate locks to be immaterial.

The Emerging Issues Task Force issued EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” or EITF 04-8, at the September 2004 EITF meeting. EITF 04-8 states that all issued securities that have embedded conversion features that are contingently exercisable upon occurrence of a market-price condition should be included in the calculation of diluted EPS, regardless of whether the market price trigger has been met. EITF 04-8 is to be applied to reporting periods ending after December 15, 2004. As a result, New Century TRS’s convertible senior notes are included in the scope of the consensus, and the impact of the contingent conversion of the convertible senior notes, 6,002,573 and 3,009,076 shares, is included in our diluted earnings per share for the years ended December 31, 2004 and 2003, respectively.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-based Payment,” or SFAS 123R. SFAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-based Compensation,” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires an entity to measure the cost of employee services in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exception). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation expense if certain conditions are met.

The notes to financial statements will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements. We will be required to apply the provisions of SFAS 123R beginning in the third quarter of 2005. There are three methods from which an entity may select to apply the provisions of SFAS 123R during the transition period: modified prospective application, modified retrospective application—all periods, and modified retrospective application—interim periods. The Company has been providing pro forma disclosure as to the impact of SFAS 123 in footnote 1 of the Notes to Consolidated Financial Statements—Stock-Based Compensation.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains or incorporates by reference certain forward-looking statements and we intend that such forward-looking statements be subject to the safe harbor provisions of the federal securities laws. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “plan,” “assume,” “seek to” or other similar expressions, although not all forward-looking statements contain these identifying words. Statements regarding the following subjects contained or incorporated by reference in this offering memorandum are forward-looking by their nature:

•	our business strategy;

•	our understanding of our competition;

•	market trends;

•	projected sources and uses of funds from operations;

•	potential liability with respect to legal proceedings;

•	potential effects of proposed legislation and regulatory action;

•	our expectation that we will fully deploy the capital we raised in connection with our REIT conversion by the second quarter of 2005;

•	our expectation that our portfolio of mortgage assets will provide a relatively stable source of revenues and will contribute more than half of our earnings in 2005;

•	our belief that our REIT structure provides the most tax-efficient way to hold mortgage loans on balance sheet;

•	our expectation that we will continue to increase the percentage of our net income generated from our mortgage loan portfolio, producing more diverse revenues across a variety of interest rate environments;

•	our expectation that a significant source of our revenue prospectively will be interest income generated from our portfolio of mortgage loans held by our REIT and our qualified REIT subsidiaries;

•	our expectation that in 2005 we will be able to originate mortgage loans directly through one of our qualified REIT subsidiaries;

•	our expectation that we will continue financing our REIT loan portfolio for the long-term through securitizations;

•	our expectation that we will continue our hedging strategy;

•	our plan to use a variety of risk management strategies to monitor and address interest rate risk and our belief that these strategies will allow us to monitor and evaluate our exposure to interest rates and to manage the risk profile of our mortgage loan portfolio in response to changes in market conditions;

•	our expectation that we will continue to generate revenue through our taxable REIT subsidiaries from the sale of loans, servicing income and loan origination fees;

•	our expectation that the primary components of our expenses will be (i) interest expense on our warehouse lines, securitizations and other borrowings; (ii) general and administrative expenses, and (iii) payroll and related expenses arising from our origination and servicing businesses;

•	our goal of providing a stable and growing dividend to New Century stockholders by growing and managing a portfolio of mortgage related assets, actively managing our mortgage loan portfolio, maintaining a strong capital and liquidity base, expanding our servicing platform, strengthening our production franchise and developing and growing new mortgage products;

•	our belief that a strong balance sheet will allow us to more prudently manage our loan portfolio during temporary market disruptions;

•	our plan to grow our servicing portfolio through both securitizations structured as financings and whole loan sales executed on a servicing retained basis;

•	our expectation that we will retain servicing rights on a substantial percentage of the loans we sell in future periods and on all of the mortgage loans we hold in our portfolio in the future;

•	our belief that the value of our servicing platform will increase in a rising interest rate environment, which could help to offset any corresponding decline in our loan origination volume;

•	our belief that a strong servicing operation is a key component to improving the performance of our portfolio;

•	our belief that our ratings from Fitch Ratings and Standard and Poor’s for our servicing platform will allow us to grow our servicing platform more rapidly;

•	our intention to review, revise and improve our practices to enhance our fair lending efforts and support the goal of eliminating predatory lending practices in the industry;

•	our beliefs regarding our legal proceedings;

•	our expectation that we will pay quarterly distributions during January, April, July and October of each year for the preceding quarter and that distributions will be paid from cash available for distribution;

•	our plan to grow our production franchise by expanding our product offerings and growing our sales force particularly on the east coast and in other metropolitan areas outside of California;

•	our expectation that we will grow our retail franchise through the value proposition of the Home123 brand, supported by other retail marketing efforts;

•	our expectation that all of our retail branch offices will be transitioned to the Home123 brand by the second quarter of 2005;

•	our belief that by having a sizable, efficient origination franchise we can continue to provide ample assets on a cost-effective basis to grow our REIT portfolio;

•	our plan to diversify our revenues by evaluating and executing strategic acquisitions and new business opportunities, particularly to develop new mortgage product offerings;

•	our beliefs regarding our competitive strengths;

•	our belief that our ability to purchase loans originated by one or more of our taxable REIT subsidiaries allows us to accumulate mortgage loans at a lower cost and with greater reliability than would be available through large, bulk secondary marketing purchases, which will be further enhanced when we begin to originate loans directly through our qualified REIT subsidiaries;

•	our belief that our structure and business strategy provide us with the flexibility to provide a broader product offering, better manage our cash flows and respond to changing conditions in the secondary marketing environment, thus enhancing the return on our stockholders’ equity;

•	our expectation that our portfolio of mortgage assets will grow to approximately $17.9 billion over the first two quarters of 2005;

•	our expectation that after the first half of 2005, a majority of our income will come from the interest we earn on the mortgage assets we hold for investment;

•	our belief that our current rate of business is sustainable and that our origination strategies and initiatives are consistent with that belief;

•	our belief that if we maintain our current mix of production, our exposure to interest rate cyclicality will be reduced;

•	our belief that our strict underwriting guidelines and the stronger credit characteristics of our interest only loans mitigate their perceived higher risk;

•	our belief that prepayment rates will remain higher so long as the low interest rate environment continues;

•	our beliefs with respect to our critical accounting policies;

•	our estimates with respect to our loan loss and repurchase allowances and the value of our Residuals;

•	our expectations regarding our target levels of liquidity and capital;

•	our expectation that we will continue to manage the percentage of loans sold through whole loan sales compared to securitizations structured as financings, giving consideration to whole loan prices, the amount of cash required to finance securitizations structured as financings and REIT qualification requirements;

•	our expectation that we will access the capital markets when appropriate to support our growth and business prospects; and

•	our expectation that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future, while enabling us to maintain our qualification as a REIT under the requirements of the Code.

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and are applicable only as of the date on the cover of this annual report on Form 10-K or, in the case of forward-looking statements incorporated by reference, as of the date of the filing that includes the statement. New risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Such factors include, but are not limited to:

•	those identified under the “Risk Factors” section of this annual report on Form 10-K;

•	those identified from time to time in the other public filings of New Century and/or New Century TRS with the Securities and Exchange Commission;

•	our access to funding sources and our ability to renew, replace or add to our existing repurchase arrangements and existing credit facilities on terms comparable to the current terms;

•	the effect of competition from finance and mortgage banking companies and from Internet-based lending companies;

•	the negative impact of economic slowdowns or recessions;

•	the effect of changes in interest rates;

•	the condition of the secondary markets for our products;

•	the assumptions underlying our residual values and repurchase and loan loss allowances;

•	the impact of new state or federal legislation or court decisions on our operations;

•	the impact of new state or federal legislation or court decisions restricting the activities of lenders or suppliers of credit in our market;

•	an increase in the prepayment speed or default rate of our borrowers;

•	our ability to adequately hedge our residual values;

•	the assumptions required by our critical accounting policies;

•	the performance of the loans underlying our residual assets and mortgage loans held for investment;

•	our ability to successfully execute our liquidity strategy;

•	the initiation of a margin call under our credit facilities;

•	the ability of our servicing operations to maintain high performance standards;

•	our ability to expand origination volume while maintaining low overhead;

•	our limited experience managing a REIT;

•	our ability to maintain REIT status;

•	our ability to attract and retain qualified employees, including, in particular, our senior executives;

•	the stability of residential property values;

•	our ability to adapt to and implement technological changes;

•	our ability to close our forward sale commitments;

•	management’s ability to manage our growth and planned expansion; and

•	the outcome of litigation or regulatory actions pending against us.

Other risks, uncertainties and factors, including those discussed under “Risk Factors” in this annual report on Form 10-K, could cause our actual results to differ materially from those projected in any forward-looking statements we make. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

General

We carry interest-sensitive assets on our balance sheet that are financed by interest-sensitive liabilities. Since the interval for re-pricing of the assets and liabilities is not matched, we are subject to interest-rate risk. A sudden, sustained increase or decrease in interest rates would impact our net interest income, as well as the fair value of our mortgage loans held for investment and related financing, and our residual interests in securitizations. We employ hedging strategies designed to manage some of the interest-rate risk inherent in our assets and liabilities. These strategies are designed to create gains when movements in interest rates cause our cash flows and/or the value of our assets to decline, and result in losses when movements in interest rates cause our net cash flows and/or the value of our net assets to increase.

Changes in market interest rates affect our estimations of the fair value of mortgage loans held for sale, and the fair value of our mortgage loans held for investment and related financing, and derivatives. Changes in fair value that are stated below are derived based upon assuming immediate and equal changes to market interest rates of various maturities. The base or current interest rate curve is adjusted by the levels shown below (dollars in thousands):

As of December 31, 2004:

	+ 50bp	+ 100bp	– 50bp	– 100bp
Change in fair value of residual interests in securitizations	$(550)	(1,869)	474	1,425
Change in fair value of derivatives related to residual interests in securitizations	1,138	2,275	(1,138)	(2,275)
Change in fair value of mortgage loans held for investment and related financing	(79,008)	(158,523)	68,012	138,502
Change in fair value of derivatives related to mortgage loans held for investment	66,013	132,025	(66,013)	(132,025)

Net change	$(12,407)	(26,092)	1,335	5,627

As of December 31, 2003:

	+ 50bp	+ 100bp	– 50bp	– 100bp
Change in fair value of residual interests in securitizations	$(3,937)	(7,055)	4,596	9,886
Change in fair value of derivatives related to residual interests in securitizations	3,275	6,550	(3,275)	(6,550)
Change in fair value of mortgage loans held for investment and related financing	(30,302)	(62,629)	28,915	56,785
Change in fair value of derivatives related to mortgage loans held for investment	24,325	48,650	(24,325)	(48,650)

Net change	$(6,639)	(14,484)	5,911	11,471

Item 8. Financial Statements and Supplementary Data

Information with respect to this item is set forth in the Consolidated Financial Statements and is incorporated herein by reference. See “Index to Consolidated Financial Statements.”

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, the end of our fourth quarter, our management, including our Chief Executive Officer, Vice Chairman-Finance, Chief Financial Officer, and President and Chief Operating Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer, Vice Chairman-Finance, Chief Financial Officer, and President and Chief Operating Officer concluded, as of December 31, 2004, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements, in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by KPMG LLP, the independent registered public accounting firm who also audited our consolidated financial statements. KPMG’s report on management’s assessment of our internal control over financial reporting appears on page F-3 hereof.

(c) Changes in Internal Control Over Financial Reporting.

During 2004, we initiated the implementation of a new integrated Loan Origination System (the “new LOS”) for our wholesale production units and related support units. As of December 31, 2004, all of our wholesale production and related support units were using the new LOS. The implementation of this new LOS required changes to our system of internal control over financial reporting. We reviewed each system as it was being implemented and the internal control affected by the implementation. We made appropriate changes to the affected internal controls as we implemented the new systems. We believe that the controls as modified are appropriate and functioning effectively.

During the fourth quarter of 2004, we changed our capital structure in order to enable us to qualify as a REIT for U.S. federal income tax purposes. The conversion to a REIT has involved changes in internal controls; accordingly, these changes required changes to our system of internal control over financial reporting. We made appropriate changes to the affected internal controls and believe that the controls as modified are appropriate and functioning effectively.

Other than the matters set forth in the two immediately preceding paragraphs, there was no change in our internal control over financial reporting during our quarter ended December 31, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The names and ages of our executive officers and the positions each of them has held for the past five years are included in Part I of this Form 10-K as permitted by the General Instruction G(3). The information required by this item regarding our directors will be included in our proxy statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2004 under the captions “Election of Directors” and “Corporate Governance.” Seven out of 10 of our directors are independent within the meaning of the Securities and Exchange Commission regulations and the NYSE independence standards.

Audit Committee Financial Expert

Our Board of Directors has determined that Richard A. Zona, a member of our Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act. Mr. Zona is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee are Messrs. Donald E. Lange, Fredric J. Forster, Michael M. Sachs and Richard A. Zona. Mr. Sachs is the Chairman of our Audit Committee.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees and a Code of Ethics applicable to our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and other of our senior financial officers. Both our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers are posted on the Investor Relations section of our Web site (http://www.investorrelations.ncen.com/). We intend to satisfy the disclosure requirements regarding any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics or Code of Ethics for Senior Financial Officers by disclosing such matters in the Investor Relations section of our Web site. Stockholders may request a free copy of our Code of Business Conduct and Ethics or our Code of Ethics for Senior Financial Officers by writing Ms. Carrie Marrelli, our Vice President of Investor Relations, at 18400 Von Karman, Suite 1000, Irvine, California 92612, or emailing her at cmarrell@ncen.com.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines, which are posted on the Investor Relations section of our Web site (http://www.investorrelations.ncen.com/). Stockholders may request a free copy of our Corporate Governance Guidelines by writing Ms. Carrie Marrelli, our Vice President of Investor Relations, at 18400 Von Karman, Suite 1000, Irvine, California 92612, or emailing her at cmarrell@ncen.com.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item will be included in our proxy statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2004, under the caption “Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by this reference as if set forth in full herein.

Item 11. Executive Compensation

The information required by this item will be included in our proxy statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2004, under the captions “Executive Compensation,” “Corporate Governance,” “Report of Compensation Committee,” “Performance Graph,” and “Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by this reference as if set forth in full herein.

Item	12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our proxy statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2004, under the caption “Security Ownership of Certain Beneficial Owners and Directors and Executive Officers,” and is incorporated herein by this reference as if set forth in full herein.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be included in our proxy statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2004, under the caption “Certain Relationships and Related Transactions,” and is incorporated herein by this reference as if set forth in full herein.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our proxy statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2004, under the caption “Corporate Governance,” and is incorporated herein by this reference as if set forth in full herein.

PART IV

Item 15. Exhibits and Financial Statements and Schedules

(a) Financial Statements and Schedules:

1.	Consolidated Financial Statements—See “Index to Consolidated Financial Statements”

2.	Consolidated Financial Statement Schedule—See “Index to Consolidated Financial Statements”

(b) Exhibits:

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CENTURY FINANCIAL CORPORATION

By:	/s/ ROBERT K. COLE
Robert K. Cole Chairman and Chief Executive Officer

Each person whose signature appears below hereby constitutes and appoints Robert K. Cole and Brad A. Morrice, or either of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below and to file all amendments and/or supplements to the Annual Report on Form 10-K, with exhibits thereto and the documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT K. COLE Robert K. Cole	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/s/ PATTI M. DODGE Patti M. Dodge	Executive Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer)	March 16, 2005

/s/ BRAD A. MORRICE Brad A. Morrice	Vice Chairman, President and Chief Operating Officer	March 16, 2005

/s/ EDWARD F. GOTSCHALL Edward F. Gotschall	Vice Chairman—Finance	March 16, 2005

/s/ HAROLD A. BLACK Harold A. Black	Director	March 16, 2005

/s/ FREDRIC J. FORSTER Fredric J. Forster	Director	March 16, 2005

/s/ DONALD E. LANGE Donald E. Lange	Director	March 16, 2005

/s/ WILLIAM J. POPEJOY William J. Popejoy	Director	March 16, 2005

/s/ MICHAEL M. SACHS Michael M. Sachs	Director	March 16, 2005

/s/ TERRENCE P. SANDVIK Terrence P. Sandvik	Director	March 16, 2005

/s/ RICHARD A. ZONA Richard A. Zona	Director	March 16, 2005

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by KPMG LLP, the independent registered public accounting firm who also audited our consolidated financial statements. KPMG’s report on management’s assessment of our internal control over financial reporting appears on page F-3 hereof.

March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

New Century Financial Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that New Century Financial Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that New Century Financial Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, New Century Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New Century Financial Corporation and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

Los Angeles, California

March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

New Century Financial Corporation:

We have audited the accompanying consolidated balance sheets of New Century Financial Corporation and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Financial Corporation and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of New Century Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Los Angeles, California

March 15, 2005

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(dollars in thousands, except share amounts)

	2004	2003
Assets
Cash and cash equivalents	$842,854	278,598
Restricted cash	454,035	116,883
Mortgage loans held for sale, net	3,922,865	3,422,211
Mortgage loans held for investment, net	13,195,324	4,745,937
Residual interests in securitizations	148,021	179,498
Mortgage servicing assets	8,249	1,900
Accrued interest receivable	66,208	35,824
Income taxes receivable	129,871	—
Deferred income taxes	50,969	93,928
Office property and equipment	47,266	32,258
Prepaid expenses and other assets	186,282	36,901

Total assets	$19,051,944	8,943,938

Liabilities and Stockholders’ Equity
Credit facilities on mortgage loans held for sale	$3,704,268	3,311,837
Financing on mortgage loans held for investment, net	13,105,973	4,686,323
Accounts payable and accrued liabilities	320,108	138,381
Convertible senior notes, net	5,392	204,858
Notes payable	37,638	18,977
Income taxes payable	—	41,551

Total liabilities	17,173,379	8,401,927

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 and 7,500,000 shares at December 31, 2004 and 2003, respectively; No shares issued and outstanding at December 31, 2004 and 2003	—	—
Common stock, $0.01 par value. Authorized 300,000,000 and 100,000,000 shares at December 31, 2004 and 2003, respectively; issued and outstanding 54,702,623 and 33,759,695 shares at December 31, 2004 and 2003, respectively	547	338
Additional paid-in capital	1,108,660	52,988
Accumulated other comprehensive loss	(4,700)	(1,742)
Retained earnings, restricted	781,627	509,998

	1,886,134	561,582
Treasury stock, 2,500 shares at December 31, 2004 and 377,500 shares at December 31, 2003, respectively, at cost	(70)	(14,163)
Deferred compensation costs	(7,499)	(5,408)

Total stockholders’ equity	1,878,565	542,011

Total liabilities and stockholders’ equity	$19,051,944	8,943,938

See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2004, 2003, and 2002

(In thousands, except per share and share data)

	2004	2003	2002
Interest income	$898,647	353,691	154,054
Interest expense	(367,094)	(117,575)	(50,588)

Net interest income	531,553	236,116	103,466
Provision for losses on mortgage loans held for investment	(70,250)	(26,304)	—

Net interest income after provision for losses	461,303	209,812	103,466
Other operating income:
Gain on sale of mortgage loans	800,609	611,136	451,744
Servicing income	28,896	11,139	432
Other income	4,415	—	16

Total other operating income	833,920	622,275	452,192

Other operating expenses:
Personnel	419,736	248,796	149,136
General and administrative	146,417	105,301	69,595
Advertising and promotion	65,503	26,118	20,234
Professional services	27,669	28,620	10,357
Inducement expense-convertible senior notes	24,757	—	—

Total operating expenses	684,082	408,835	249,322

Earnings before income taxes	611,141	423,252	306,336
Income taxes	235,570	177,769	126,636

Net earnings	375,571	245,483	179,700
Dividends paid on preferred stock	—	—	442

Net earnings available to common stockholders	$375,571	245,483	179,258

Basic earnings per share	$10.20	7.26	5.19
Diluted earnings per share	$8.29	6.32	4.73
Basic weighted average shares outstanding	36,807,298	33,835,127	34,564,656
Diluted weighted average shares outstanding	46,214,837	39,234,833	37,963,903

See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2004, 2003, and 2002

(In thousands)

	2004	2003	2002
Net earnings	$375,571	245,483	179,700
Other comprehensive loss:
Unrealized loss on derivative instruments designated as hedges, net of taxes of $977, $1,261, and $0 at December 31, 2004, 2003, and 2002 respectively	(2,958)	(1,742)	—

Comprehensive income	$372,613	243,741	179,700

See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended December 31, 2004, 2003, and 2002

(In thousands)

	Preferred Shares Outstanding	Preferred Stock Amount	Common Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings, Restricted	Treasury Shares Outstanding	Deferred Compensation	Total
Balance December 31, 2001	40	$—	20,504	$205	143,659	—	105,547	—	(1,650)	247,761
Proceeds from issuance of common stock	—	—	760	7	7,121	—	—	—	—	7,128
Issuance of common stock for acquisition of subsidiary	—	—	76	1	1,998	— —	—	—	—	1,999
Issuance of restricted stock	—	—	199	2	3,531	—	—	—	(3,533)	—
Purchase of treasury stock	(7)	—	(1,625)	(16)	(40,928)	—	—	(4,439)	—	(45,383)
Conversion of convertible preferred stock	(33)	—	3,625	36	(36)	—	—	—	—	—
Cancellation of warrants	—	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	1,468	1,468
Net earnings	—	—	—	—	—	—	179,700	—	—	179,700
Preferred stock dividends	—	—	—	—	—	—	(442)	—	—	(442)
Dividends declared on common stock, $0.16 per share	—	—	—	—	—	—	(5,681)	—	—	(5,681)

Balance December 31, 2002	—	—	23,539	235	115,345	—	279,124	(4,439)	(3,715)	386,550
Proceeds from issuance of common stock	—	—	786	8	10,587	—	—	—	—	10,595
Stock split	—	—	11,565	116	(116)	—	—	—	—	—
Proceeds from sale of warrants	—	—	—	—	24,389	—	—	—	—	24,389
Purchase of call options	—	—	—	—	(46,819)	—	—	—	—	(46,819)
Issuance of restricted stock	—	—	396	4	5,015	—	—	—	(5,019)	—
Purchase of common stock	—	—	(2,526)	(25)	(62,213)	—	—	(9,724)	—	(71,962)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	3,326	3,326
Net earnings	—	—	—	—	—	—	245,483	—	—	245,483
Tax benefit related to call options purchased	—	—	—	—	1,500	—	—	—	—	1,500
Tax benefit from non-qualified stock options	—	—	—	—	5,300	—	—	—	—	5,300
Other comprehensive loss, net of tax	—	—	—	—	—	(1,742)	—	—	—	(1,742)
Dividends declared on common stock, $0.43 per share	—	—	—	—	—	—	(14,609)	—	—	(14,609)

Balance December 31, 2003	—	—	33,760	338	52,988	(1,742)	509,998	(14,163)	(5,408)	542,011
Proceeds from issuance of common stock	—	—	15,078	151	788,202	—	—	—	—	788,353
Cancellation of treasury stock	—	—	(375)	(4)	(14,089)	—	—	14,093	—	—
Cancelled shares related to stock options	—	—	(133)	(1)	(6,374)	—	—	—	—	(6,375)
Conversion of convertible senior notes	—	—	6,236	62	227,955	—	—	—	—	228,017
Call options sold	—	—	—	—	29,777	—	—	—	—	29,777
Issuance of restricted stock, net	—	—	137	1	7,034	—	—	—	(7,035)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	4,944	4,944
Net earnings	—	—	—	—	—	—	375,571	—	—	375,571
Tax benefit related to call options sold	—	—	—	—	14,580	—	—	—	—	14,580
Tax benefit from non-qualified stock options	—	—	—	—	8,587	—	—	—	—	8,587
Other comprehensive loss, net of tax	—	—	—	—	—	(2,958)	—	—	—	(2,958)
Dividends declared on common stock, $2.13 per share	—	—	—	—	—	—	(103,942)	—	—	(103,942)

Balance December 31, 2004	—	$—	54,703	$547	1,108,660	(4,700)	781,627	(70)	(7,499)	1,878,565

See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003, and 2002

(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net earnings	$375,571	245,483	179,700
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	74,122	23,905	10,501
Deferred income taxes	42,959	(98,347)	(28,573)
Increase in income taxes receivable	(129,871)	—	—
NIR gains (discounts)	—	—	12,051
Initial deposits to over-collateralization accounts	—	—	(17,879)
Cash received from residual interests in securitizations	41,453	72,331	110,335
Servicing gains	(7,923)	(7,777)	(14,882)
Accretion of NIRs	(17,673)	(24,228)	(32,496)
Fair value adjustment of residual interests in securitizations	7,697	19,363	(12,066)
Provision for losses on mortgage loans held for investment	70,250	26,304	—
Provision for repurchase losses	2,736	5,868	50,654
Mortgage loans originated or acquired for sale	(31,292,846)	(22,458,565)	(14,214,755)
Mortgage loan sales, net	30,329,278	20,835,105	13,265,164
Principal payments on loans receivable held for sale	461,208	115,777	35,922
Increase in short term financing	392,431	1,426,339	897,930
Net change in other assets and liabilities	(63,973)	21,446	15,503

Net cash provided by operating activities	285,419	203,004	257,109

Cash flows from investing activities:
Mortgage loans originated or acquired for investment, net	(11,020,277)	(4,996,609)	—
Principal payments on mortgage loans held for investment	2,448,198	219,170	—
Sale of mortgage servicing rights	15,184	15,568	4,561
Purchase of office property and equipment	(28,977)	(22,574)	(18,459)
Acquisition of subsidiaries	—	—	(10,445)

Net cash used in investing activities	(8,585,872)	(4,784,445)	(24,343)

Cash flows from financing activities:
Proceeds from issuance of financing on mortgage loans held for investment, net	10,569,666	4,918,204	—
Repayment of financing on mortgage loans held for investment	(2,171,588)	(235,487)	—
Proceeds from issuance of stock	788,353	10,595	7,127
Convertible debt proceeds, net	—	204,315	—
(Increase) decrease in restricted cash	(337,152)	(110,628)	161
Call options sold	29,777	—	—
Proceeds from sale of warrants	—	24,389	—
Purchase of call options	—	(46,819)	—
Repayments of residual financing	—	—	(79,941)
Increases in notes payable	18,661	2,278	6,952
Repayment of subordinated debt	—	—	(40,000)
Payment of dividends on convertible preferred stock	—	—	(725)
Payment of dividends on common stock	(26,633)	(11,515)	(4,552)
Purchase of common stock	(6,375)	(71,962)	(45,382)

Net cash provided by (used in) financing activities	8,864,709	4,683,370	(156,360)

Net increase in cash and cash equivalents	564,256	101,929	76,406
Cash and cash equivalents, beginning of year	278,598	176,669	100,263

Cash and cash equivalents, end of year	$842,854	278,598	176,669

Supplemental cash flow disclosure:
Interest paid	$349,227	114,839	49,185
Income taxes paid	373,707	252,395	137,190
Supplemental noncash financing activity:
Restricted stock issued	$7,249	5,019	3,785
Restricted stock cancelled	214	—	252
Repurchased preferred stock cancelled	—	—	6,999
Repurchased common stock cancelled	14,093	62,238	33,944
Stock dividend	—	116	—
Conversion of preferred stock	—	—	36
Stock issued in connection with acquisitions	—	—	1,999
Conversion of convertible debt	204,500	—	—
Accrued dividends on common and preferred stock	82,539	5,230	2,136
Fixed assets acquired through capital leases	33,569	—	11,994

See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

(1) Summary of Significant Accounting Policies

(a) Organization

New Century TRS Holdings, Inc. (formerly known as New Century Financial Corporation) (“New Century TRS”), a Delaware corporation, was incorporated on November 17, 1995. New Century Mortgage Corporation, a wholly-owned subsidiary of New Century TRS (“New Century Mortgage”), commenced operations in February 1996 and is a mortgage finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by first and second mortgages on single-family residences. NC Capital Corporation, a wholly-owned subsidiary of New Century Mortgage (“NC Capital”), was formed in December 1998 to conduct the secondary marketing activities of New Century Financial (as defined below). New Century Credit Corporation (formerly known as Worth Funding Incorporated) (“New Century Credit”), a wholly-owned subsidiary of New Century (defined below), was acquired in March 2000 by New Century Mortgage. NC Residual IV Corporation (“NCRIV”), a wholly-owned subsidiary of New Century was formed in September 2004 to hold a portfolio of mortgage loans held for investment. After consummation of the Merger (defined below), New Century purchased New Century Credit from New Century Mortgage. As used herein, except where the context suggests otherwise, for time periods before October 1, 2004, the terms “the Company,” “our,” “its,” “we,” “the group,” and “us” mean New Century TRS Holdings, Inc., and its consolidated subsidiaries, and for time periods on and after October 1, 2004, the terms “the Company,” “our,” “its,” “we,” “the group,” and “us” refer to New Century Financial Corporation and its consolidated subsidiaries.

On April 5, 2004, New Century TRS’s board of directors approved a plan to change New Century TRS’s capital structure to enable it to qualify as a real estate investment trust, or REIT, for United States federal income tax purposes. The decision to convert to a REIT was based on several factors, including the potential for increased stockholder returns, tax efficiency and ability to achieve growth objectives. On April 19, 2004, New Century TRS’s board of directors approved certain legal and financial matters related to the proposed REIT conversion.

On April 12, 2004, New Century TRS formed New Century Financial Corporation (formerly known as New Century REIT, Inc.) (“New Century”), a Maryland corporation. On September 15, 2004, New Century TRS’s stockholders approved and adopted the Agreement and Plan of Merger dated as of April 21, 2004 (the “Merger Agreement”), by and among New Century TRS, New Century and NC Merger Sub, Inc. (“Merger Sub”), a Delaware corporation formed by New Century for purposes of effecting the merger, which implemented the restructuring of New Century TRS in order for it to qualify as a REIT (the “Merger”).

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into New Century TRS, with New Century TRS as the surviving corporation, (ii) each outstanding share of New Century TRS’s common stock was converted into the right to receive one share of common stock, par value of $0.01 per share, of New Century, (iii) New Century TRS became a wholly-owned subsidiary of New Century and changed its name from New Century Financial Corporation to New Century TRS Holdings, Inc., and (iv) New Century REIT, Inc. changed its name to New Century Financial Corporation. The Merger was consummated and became effective on October 1, 2004, and was accounted for on an “as if pooling basis.” These consolidated financial statements give retroactive effect to the Merger for the periods presented. Accordingly, under “as if pooling of interests accounting,” the assets and liabilities of New Century TRS transferred to New Century in connection with the Merger have been accounted for at historical amounts as if New Century TRS were transferred to New Century as of the earliest date presented and the consolidated financial statements of New Century prior to the Merger include the results of operations of New Century TRS. Stockholders’ equity amounts presented for years prior to the formation of New Century are those of New Century TRS, adjusted for the merger exchange rate.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

As part of the REIT conversion transactions, on October 6, 2004, New Century consummated a public offering of 13,500,000 shares of its common stock at $58.00 per share for gross proceeds of approximately $783 million. Concurrent with the closing of the public offering, New Century sold 636,885 shares of its common stock in a private placement transaction to Friedman, Billings, Ramsey Group, Inc. for gross proceeds of approximately $35 million. New Century agreed to register for resale the shares purchased by Friedman, Billings, Ramsey Group, Inc. in the private placement. The registration rights agreement requires that New Century file a registration statement 180 days after the closing of the private placement but no later than 210 days after such date. New Century has, and intends to continue to use the net proceeds of its public offering and the concurrent private placement for general working capital purposes, substantially all of which will be used to build a portfolio of self-originated mortgage loans and, if necessary to maintain its REIT status, to purchase mortgage-related assets from third parties.

On September 29, 2004, in contemplation of the Merger, New Century TRS requested that The Nasdaq Stock Market, Inc. suspend the listing of the shares of New Century TRS’s common stock on the Nasdaq National Market prior to the commencement of trading on October 1, 2004. Shares of New Century’s common stock, which were issued in exchange for then outstanding shares of New Century TRS’s common stock on a one-for-one basis in connection with the Merger, were approved for listing on the New York Stock Exchange, Inc. and commenced trading on October 1, 2004 under the ticker symbol “NEW.”

(b) Principles of Consolidation

The accompanying consolidated financial statements include the consolidated financial statements of the Company’s wholly-owned subsidiaries, New Century TRS, New Century Credit, and NCRIV. All material intercompany balances and transactions are eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

(c) Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks.

(d) Restricted Cash

As of December 31, 2004, restricted cash totaled $454.0 million, and includes $58.2 million in cash held in various margin accounts associated with the Company’s interest rate risk management activities, $375.8 million in cash held in custodial accounts associated with its mortgage loans held for investment, and $20.0 million in cash held in a cash reserve account in connection with the asset-backed commercial paper facility. As of December 31, 2003, restricted cash totaled $116.9 million, and included $31.5 million in cash held in a margin account associated with our interest rate risk management activities, $63.7 million in cash held in custodial accounts associated with our mortgage loans held for investment, and $21.7 million in cash held in a cash reserve account in connection with our asset-backed commercial paper facility.

(e) Loan Origination Fees

Loan origination fees, as well as discount points and certain direct origination costs, are initially deferred and recorded as an adjustment to the cost of the loan and, with respect to mortgage loans held for sale, are

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

reflected in earnings when the loan is sold. With respect to mortgage loans held for investment, such fees and costs are amortized to interest income using the effective interest method.

(f) Interest Income

Interest income is accrued as earned. Loans are placed on non-accrual status when any portion of principal or interest is ninety days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

(g) Mortgage Loans Held for Sale

Mortgage loans held for sale are stated at the lower of amortized cost or fair value as determined by outstanding commitments from investors or current investor-yield requirements, calculated on an aggregate basis.

(h) Mortgage Loans Held for Investment

Mortgage loans held for investment represent loans securitized through transaction structured as financings, or pending securitization. Mortgage loans held for investment are stated at amortized cost, including the outstanding principal balance, less the allowance for loan losses, plus net deferred origination costs. The financing related to these securitizations is included in the Company’s consolidated balance sheet as financing on mortgage loans held for investment.

(i) Allowance for Losses on Mortgage Loans Held for Investment

In connection with its mortgage loans held for investment, the Company establishes an allowance for loan losses based on its estimate of losses inherent and probable as of it’s balance sheet date. The Company charges off uncollectible loans at the time of liquidation. The Company evaluates the adequacy of this allowance each quarter, giving consideration to factors such as the current performance of the loans, characteristics of the portfolio, the value of the underlying collateral and the general economic environment. In order to estimate an appropriate allowance for losses for loans held for investment, the Company estimates losses using “static pooling,” which stratifies the loans held for investment into separately identified vintage pools. Provision for losses is charged to the Company’s consolidated statement of operations. Losses incurred are charged to the allowance. Management considers the current allowance to be adequate.

(j) Residual Interests in Securitizations

Residual interests in securitizations are recorded as a result of the sale of loans through securitizations that the Company structures as sales rather than financings, referred to as “off-balance sheet securitizations.” The Company may also sell residual interests in securitizations through what are sometimes referred to as net interest margin securities, or NIMS.

In a securitization structured as a sale, the Company sells a pool of loans to a trust for a cash purchase price and a certificate evidencing our residual interest ownership in the trust and the transaction is accounted for as a sale under generally accepted accounting principles. The trust raises the cash portion of the purchase price by selling senior certificates representing senior interests in the loans in the trust. Following the securitization,

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

purchasers of senior certificates receive the principal collected, including prepayments, on the loans in the trust. In addition, they receive a portion of the interest on the loans in the trust equal to the specified “investor pass-through interest rate” on the principal balance. The Company receives the cash flows from the residual interests after payment of servicing fees, guarantor fees and other trust expenses if the specified over-collateralization requirements are met. Over-collateralization requirements are generally based on a percentage of the original or current unpaid principal balance of the loans and may be increased during the life of the transaction depending upon actual delinquency or loss experience. A NIMS transaction, through which certificates are sold that represent a portion of the spread between the coupon rate on the loans and the investor pass-through rate, may also occur concurrently with or shortly after a securitization. A NIMS transaction allows the Company to receive a substantial portion of the gain in cash at the closing of the NIMS transaction, rather than over the actual life of the loans.

The Annual Percentage Rate, or APR, on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company estimates the future rate of prepayments, prepayment penalties that it will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company estimates average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.58% to 4.19% for adjustable-rate securities and 2.04% to 5.18% for fixed-rate securities. These estimates are based on historical loss data for the loans, the specific characteristics of the loans, and the general economic environment. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.87% at December 31, 2004. The Company estimates prepayments by evaluating historical prepayment performance of its loans and the impact of current trends. The Company uses a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). These prepayment curve and default estimates have resulted in weighted average lives of between 2.37 to 2.72 years for the Company’s adjustable-rate securities and 2.42 to 3.53 years for its fixed-rate securities.

During the year ended December 31, 2004, the Residuals provided $41.5 million in cash flow to the Company. The Company performs an evaluation of the Residuals quarterly, taking into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. During the year ended December 31, 2004, the Company increased its prepayment rate assumptions based upon actual performance and made minor adjustments to certain other assumptions, resulting in a $7.7 million downward fair value adjustment for the year.

The Bond and Certificate holders and their securitization trusts have no recourse to the Company for failure of mortgage loan borrowers to pay when due. The Company’s Residuals are subordinate to the Bonds and Certificates until the Bond and Certificate holders are fully paid.

We are party to various transactions that have an off-balance sheet component. In connection with our off-balance sheet securitization transactions, as of December 31, 2004, there were $996.2 million in loans owned by off-balance sheet trusts. The trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to us in the event that the loans in the various trusts do not perform as expected. Because these trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, we

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

have included only our residual interest in these loans on our balance sheet. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these residual assets. See “—Loan Sales and Securitizations” for further discussion of our risks with respect to these off-balance sheet arrangements.

(k) Securitizations Structured as Financings

Since 2003, the Company has completed a total of 10 securitizations totaling $15.1 billion structured as financings under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” (“SFAS 140”).

These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS 140. The securitization trusts do not meet the qualifying special purpose entity criteria under SFAS 140 and related interpretations, due to their ability to enter into derivative contracts. Additionally, the Company has the option to purchase loans from the trust at its discretion. Accordingly, the loans remain on the balance sheet (referred to as “mortgage loans held for investment”), retained interests are not created, and securitization bond financing replaces the warehouse debt originally associated with the mortgage loans held for investment. The Company records interest income on securitized loans and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discount related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

(l) Gain on Sales of Loans

Gains or losses resulting from sales or securitizations of mortgage loans are recognized at the date of settlement and are based on the difference between the selling price for sales or securitizations and the carrying value of the related loans sold. Nonrefundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized when the loans are sold.

Loan sales and securitizations are accounted for as sales when control of the loans is surrendered, to the extent that consideration other than beneficial interests in the loans transferred is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of loans are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the loans are measured by allocating the previous carrying value between the loans sold and the interest retained, if any, based on their relative fair values at the date of transfer.

(m) Allowance for Repurchase Losses

The allowance for repurchase losses on loans sold relates to expenses incurred due to the potential repurchase of loans or indemnification of losses based on alleged violations of representations and warranties which are customary to the business. Provisions for losses are charged to gain on sale of loans and credited to the allowance. The allowance represents the Company’s estimate of the total losses expected to occur and is considered to be adequate by management based upon the Company’s evaluation of the potential exposure related to the loan sale agreements over the period of repurchase risk.

(n) Office Property and Equipment

Office property and equipment are stated at cost. The straight-line method of depreciation is followed for financial reporting purposes. Depreciation and amortization are provided in amounts sufficient to relate the cost of assets to operations over their estimated service lives or the lives of the respective leases, whichever is shorter.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

The estimated service lives for furniture and office equipment, computer hardware/software, and leasehold improvements are five years, three to seven years, and five years or shorter as appropriate, respectively.

(o) Goodwill

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Pursuant to SFAS 142, goodwill is no longer amortized, but is reviewed for impairment annually or more frequently if impairment indicators arise.

Goodwill totaled $12.7 million at December 31, 2004 and 2003. In accordance with SFAS No. 142, the Company completed its annual goodwill impairment test in the fourth quarter of 2004 and determined that there was no impairment of goodwill. Goodwill associated with transactions prior to 2003 had a net book value of $13.8 million on January 1, 2003. In June 2003, a goodwill impairment adjustment of $1.1 million was recognized in connection with discontinuing the operations of eConduit, one of the Company’s wholly-owned subsidiaries.

(p) Financial Statement Presentation

The Company prepares its financial statements using an unclassified balance sheet presentation as is customary in the mortgage banking industry. A classified balance sheet presentation would have aggregated current assets, current liabilities, and net working capital as of December 31, 2004 as follows (dollars in thousands):

Current assets	$5,157,418
Current liabilities	$4,041,345

Net working capital	$1,116,073

The Company, commencing with its results for 2004, adopted a new presentation method for its consolidated statements of income to better reflect the transformation of its business to a mortgage REIT and due to the fact that a growing portion of the Company’s earnings are generated from net interest income, rather than gains on sales of loans. All previous periods presented have been reclassified to the current year’s presentation.

(q) Errors and Omissions Policy

In connection with the Company’s lending and servicing activities, the Company has Fidelity Bond and Errors and Omissions insurance coverage of $30.0 million each at December 31, 2004.

(r) Income Taxes

Effective October 1, 2004 the Company is structured as a REIT for federal income tax purposes and is not generally required to pay federal and most state income taxes if it meets the REIT requirements of the Internal Revenue Code. The Company’s subsidiaries that meet the requirements of the Internal Revenue Code to be a qualified REIT subsidiary, or “QRS,” are not generally required to pay federal and most state income taxes. However, the Company must recognize income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes,” for its taxable REIT subsidiaries, (“TRS”), whose conduct of the mortgage banking and other businesses is fully taxable at regular corporate rates.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

SFAS No. 109 requires that interperiod income tax allocation be based on the asset and liability method. Accordingly, the Company has recognized the tax effects of temporary differences between its tax and financial reporting basis of assets and liabilities that will result in taxable or deductible amounts in future periods.

(s) Mortgage Servicing Asset

The Company recognizes a servicing asset based on the excess of the fees received for the servicing and collection of the mortgage loans over the fees and the costs incurred by the Company in performing the servicing functions. This servicing asset is amortized in proportion to, and over the period of, estimated net servicing income.

For the purposes of measuring impairment, the Company stratifies the mortgage loans it services using the loan characteristics as the primary risk. Impairment is measured utilizing the current estimated fair value of the mortgage servicing asset.

(t) Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Under SFAS 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. However, the Company provides pro forma net earnings and pro forma net earnings per share disclosures as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period. In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

The per share weighted average fair value of stock options granted during the years ended December 31, 2004, 2003, and 2002 were $19.63, $9.89, and $9.11, respectively, at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected life (years)	4.5	4.5	4.5
Risk-free interest rate	3.3%	3.2%	4.7%
Volatility	52.8%	50.5%	57.4%
Expected annual dividend yield	1.77%	1.28%	1.48%

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

As of December 31, 2004, 2003, and 2002 there were stock options outstanding for the purchase of 5,128,108, 5,060,118, and 4,842,575 shares, respectively, of the Company’s common stock. The following table shows the pro forma net income as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense (dollars in thousands, except per share amounts):

	2004	2003	2002
Basic net earnings:
As reported	$375,571	245,483	179,700
Compensation expense, net of related tax effects	(5,569)	(3,437)	(2,454)

Pro forma	$370,002	242,046	177,246

Diluted net earnings:
As reported	$382,895	247,835	179,700
Compensation expense, net of related tax effects	(5,569)	(3,437)	(2,454)

Pro forma	$377,326	244,398	177,246

Basic earnings per share:
As reported	$10.20	7.26	5.19
Pro forma	10.05	7.15	5.12
Diluted earnings per share:
As reported	$8.29	6.32	4.73
Pro forma	8.26	6.37	4.82
Basic weighted average shares outstanding:
As reported	36,807,298	33,835,127	34,564,656
Pro forma	36,807,298	33,835,127	34,564,656
Diluted weighted average shares outstanding:
As reported	46,214,837	39,234,833	37,963,903
Pro forma	45,700,899	38,374,842	36,758,606

(u) Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

The Emerging Issues Task Force (“EITF”) issued EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-8”) in September 2004. EITF 04-8 states that all issued securities that have embedded conversion features that are contingently exercisable upon occurrence of a market-price condition should be included in the calculation of diluted EPS, regardless of whether the market price trigger has been met. EITF 04-8 is to be applied to reporting periods ending after December 15, 2004. The EITF 04-8 consensus must also be applied by retroactive restatement based on the terms in effect and amounts outstanding on the last day of the fiscal period in which the consensus becomes effective. As a result, for the years ended December 31, 2004 and 2003, New Century TRS’s convertible senior notes are included in the scope of the consensus, and the impact of the contingent conversion of the convertible senior notes, 6,002,573 and 3,009,076 shares, respectively, is included in the Company’s calculation of diluted earnings per share for 2004 and 2003.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

(v) Investment in Carrington

In the first quarter of 2004, the Company invested $2 million in Carrington Capital Management, LLC (the “LLC”) and $25 million in Carrington Mortgage Credit Fund I, LP (“Carrington”), which is sponsored by the LLC. Carrington acquires individual and pooled single-family residential subprime loans and securitizes them in transactions with third parties. The Company was originally the majority investor in Carrington, requiring the Company to consolidate Carrington’s results in its financial statements for financial reporting purposes through September 30, 2004. During the fourth quarter of 2004, Carrington raised additional capital, reducing the Company’s ownership position to approximately 38%. As a result, the Company now includes Carrington in its financial statements as an equity investment. The carrying value of the Company’s equity investment in Carrington and the LLC is $29.8 million.

Certain other terms of our investment include the following: one year following the Company’s investment, the Company may redeem its interest in Carrington on a quarterly basis. In addition, within one year of its initial investment in Carrington, the LLC is required to purchase not less than 3 loan pools from the Company at current market rates on behalf of Carrington, totaling not less than $750 million. The Company owns 35% of the LLC and is entitled to 35% of the net earnings paid as a dividend annually for a total of 8 years. The LLC will be entitled to an annual management fee of 1.5% as well as an incentive fee of 20% of annual net profits over a 7% preferred return. The Company will exchange its Class A (voting) interest in 5 years for the return of its capital and a contractually designated rate of return for Class B (non-voting) interests, which are callable at the end of year 8 for $1.00. Through December 31, 2004, the Company has sold approximately $1.5 billion in mortgage loans to Carrington. The Company has recognized a gain on sale of $40.2 million related to these sales.

(w) Use of Estimates

Management of the Company has made certain estimates and assumptions relating to the reporting of assets, liabilities, results of operations, and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates. Significant estimates and assumptions included in the Company’s consolidated financial statements relate to the fair value of residual interests in securitizations, allowances for loan losses, and income taxes.

(x) Advertising

The Company accounts for its advertising costs as nondirect response advertising. Accordingly, advertising costs are expensed as incurred.

(y) Reclassification

Certain amounts for prior years’ presentation have been reclassified to conform to the current year’s presentation.

(z) Segment Reporting

The Company, through its origination divisions, provides a broad range of mortgage products. In its REIT, which includes its QRS, the Company measures net interest income from its portfolio as a separate business segment. In its TRS, the Company measures mortgage loan operations and net interest income from the TRS

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

portfolio as a business segment. Further, the Company has a servicing division whose operations are distinct from its lending operations. The Company has provided revenue and expense data and total mortgage assets by these business segments.

(aa) Recent Accounting Developments

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 (“SAB 105”). SAB 105 contains specific guidance that significantly limits opportunities for registrants to recognize an asset related to a commitment to originate a mortgage loan that will be held for sale prior to funding the loan, which differs from the current accounting guidance provided by Statement of Financial Accounting Standards No. 149 (“SFAS 149”). SFAS 149 requires that the entity that makes the mortgage loan commitment record the commitment on its balance sheet at fair value, but does not address how to measure the fair value of the loan commitment. SAB 105 requires that fair value measurement of loan commitments include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected cash flows related to the customer relationship or loan servicing. SAB 105 is effective for new loan commitments accounted for as derivatives and entered into after March 31, 2004. SAB 105 permits registrants to continue to use previously applied accounting policies to commitments entered into on or before March 31, 2004.

The Company regularly quotes interest rates to borrowers, which are generally subject to change by the Company. Although the Company typically honors such interest rate quotes, the quotes do not constitute interest rate locks, minimizing the potential interest rate exposure. However, the Company does issue a minimal number of interest rate locks. As of December 31, 2004, interest rate locks outstanding for mortgage loans totaled $234.6 million, or approximately 5.7% of outstanding commitments to fund loans at December 31, 2004. Of these outstanding rate locks, the Company expects that approximately 50% of the loans will ultimately fund. The Company deems the fair value of the interest rate locks to be immaterial.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-based Payment” (“SFAS 123R”). SFAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-based Compensation,” (“SFAS 123”), and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires an entity to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation expense if certain conditions are met.

In the future, the notes to financial statements will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements. The Company will be required to apply the provisions of SFAS 123R beginning in the third quarter of 2005, which will require the Company to record compensation expense related to options then outstanding to the extent they are not fully vested. There are three methods from which an entity may select in the application of the provisions of SFAS 123R during the transition period: modified prospective application, modified retrospective application – all periods, and modified retrospective application – interim periods. The Company has been providing pro forma disclosure as to the impact of SFAS 123 in footnote 1—Stock-Based Compensation.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

(ab) Hedging Activities

In connection with its strategy to mitigate interest rate risk on its residual assets, mortgage loans held for sale and mortgage loans held for investment, the Company uses derivative financial instruments such as Euro Dollar futures and interest rate cap contracts. It is not the Company’s policy to use derivatives to speculate on interest rates. These derivative instruments have an active secondary market, and are intended to provide income and cash flow to offset potential reduced interest income and cash flow under certain interest rate environments, as well as to hedge the fair value of certain fixed-rate mortgage loans held for investment and certain mortgage loans held for sale. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity” (“SFAS 133”), the derivative financial instruments and any related margin accounts are reported on the consolidated balance sheets at their fair value.

In 2003, the Company began applying hedge accounting as defined by SFAS 133 for certain derivative financial instruments used to hedge cash flows related to our financing on mortgage loans held for investment. In June 2004, the Company began applying hedge accounting for certain derivative financial instruments to hedge the fair value of certain of its mortgage loans held for investment and certain of its mortgage loans held for sale. The Company designates certain derivative financial instruments, Euro Dollar futures and interest rate cap contracts, as hedge instruments under SFAS 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented.

The Company documents the relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. This process includes linking derivatives to specific assets and liabilities on the consolidated balance sheet. The Company also assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of the hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

When hedge accounting is discontinued because the Company determines that the derivative no longer qualifies as an effective hedge, the derivative will continue to be recorded on the balance sheet at its fair value. Any change in the fair value of a derivative no longer qualifying as an effective hedge is recognized in current period earnings. When a hedge is terminated, it is derecognized at the time of termination. For terminated hedges or hedges that no longer qualify as effective, the effective position previously recorded remains in other comprehensive income and continues to be amortized or accreted into earnings with the hedged item.

For derivative financial instruments designated as cash flow hedge instruments, the Company evaluates the effectiveness of these hedges against the interest payments related to its financing on mortgage loans held for investment being hedged to ensure that there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the cash flows as a result of changes in the benchmark LIBOR interest rate, which affect the interest payments related to its financing on mortgage loans held for investment (variable rate debt), the Company uses derivatives classified as cash flow hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income during the current period, and reclassified into earnings in the period(s) during which the hedged transaction affects earnings pursuant to SFAS 133. The ineffective portion and/or remaining gain or loss on the derivative instrument is recognized in earnings in the current period. The ineffective portion of these

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

hedges was immaterial for 2004 and 2003. For the years ended December 31, 2004, 2003 and 2002, the Company recorded interest expense of $5.6 million, $747,000, and $0, respectively, related to Euro Dollar futures contracts designated as cash flow hedges.

For derivative financial instruments designated as fair value hedge instruments, the Company evaluates the effectiveness of these hedges against the fair value of the asset being hedged to ensure that there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the fair value of the hedged assets as a result of changes in the benchmark LIBOR interest rate, the Company uses derivatives classified as fair value hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying fair value hedges, changes in the fair value of the derivative instruments and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in current earnings pursuant to SFAS 133. The charge to earnings related to fair value hedges was approximately $2.5 million for the year ended December 31, 2004, which was substantially offset by an increase in the fair value of the hedged asset. There were no derivatives designated as fair value hedges during the year ended December 31, 2003.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in earnings in the period in which the changes occur.

As of December 31, 2004, the Company had open Euro Dollar futures contracts that are designated as hedging the variability in expected cash flows from the variable rate debt related to its financing on mortgage loans held for investment. The fair value of these contracts at December 31, 2004 was a $26.1 million asset, and is included in prepaid and other assets. The fair value of these contracts at December 31, 2003 was a $5.8 million liability, and is included in accounts payable and accrued liabilities. Additionally, a certain Euro Dollar futures contract was terminated during the fourth quarter of 2004 in connection with the transfer of certain assets from New Century TRS to New Century. The fair value of the contract at the termination date of ($30.9) million is being amortized from other comprehensive income over the original hedge period, since the hedged transaction will continue to affect future earnings.

Certain of the Company’s securitizations structured as financings are subject to interest rate cap contracts, or Caplets, designated and documented as cash flow hedges, used to mitigate interest rate risk. The change in the fair value of these interest rate cap contracts is recorded in other comprehensive income each period. Amounts are reclassified out of other comprehensive income as the hedged forecasted transactions impact earnings. For the year ended December 31, 2004, we recorded a charge to other comprehensive income of $1.8 million related to these Caplets. The fair value of these Caplets was $7.4 million at December 31, 2004, and is included in prepaid expenses and other assets. For the year ended December 31, 2004, the Company recorded interest expense of $1.8 million, related to Caplets designated as cash flow hedges. There were no Caplets designated as hedges at December 31, 2003 and 2002.

The change in the fair value of Euro Dollar futures contracts, not designated and documented as hedges, used to mitigate interest rate risk in the Company’s residual assets and mortgage loans held for investment (not previously designated as hedges) is recorded through earnings each period, and is included as a component of gain on sale. For 2004 and 2003, we recognized a gain of $743,000 and a loss of $10.6 million, respectively, related to the change in fair value of these contracts. The fair value of these contracts at December 31, 2004 was a $78,000 asset, and is included in prepaid expenses and other assets. The fair value of these contracts at December 31, 2003 was a $2.1 million liability, and is included in accounts payable and accrued liabilities.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

During 2004 and 2003, certain of our securitizations structured as financings were subject to interest rate cap contracts, not designated and documented as hedges, used to mitigate interest rate risk. The change in the fair value of these interest rate cap contracts is recorded through earnings each period, and is included as a component of interest expense. For the years ended December 31, 2004 and 2003, we recognized interest expense of $716,000 and $1.4 million, respectively, related to the change in fair value of these cap contracts. The fair value of these cap contracts was $3.5 million at December 31, 2003, and is included in prepaid expenses and other assets. All cap contracts were designated hedges at December 31, 2004.

(2) Mortgage Loans Held for Sale

A summary of mortgage loans held for sale, at the lower of cost or fair value, at December 31 is as follows (dollars in thousands):

	2004	2003
First trust deeds	$3,686,830	3,307,749
Second trust deeds	197,362	75,517
Net deferred origination costs	38,673	38,945

	$3,922,865	3,422,211

At December 31, 2004 and 2003 the Company had mortgage loans held for sale of approximately $23.4 million and $11.0 million, respectively, on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $1.4 million and $783,000 in the years ended December 31, 2004 and 2003, respectively.

(a) Gain on Sales of Loans

Gain on sales of loans was comprised of the following components for the years ended December 31 (dollars in thousands):

	2004	2003	2002
Gain from whole loan sale transactions	$1,068,021	861,310	562,050
Noncash discount from securitizations (NIR gains)	—	—	(12,051)
Noncash gain from servicing asset	7,923	7,777	14,882
Cash gain from sales of servicing rights	214	—	12,574
Cash gain from securitizations/NIM transactions	—	—	57,081
Securitization expenses	—	—	(2,706)
Accrued interest	—	—	(5,226)
Fair value adjustment to NIR	(7,697)	(19,363)	12,066
Provision for repurchase losses	(2,736)	(5,868)	(50,654)
Nonrefundable fees	213,207	142,745	111,601
Premiums, net	(272,754)	(182,765)	(101,816)
Origination costs	(203,900)	(182,100)	(118,050)
Derivative losses	(1,669)	(10,600)	(28,007)

	$800,609	611,136	451,744

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

(b) Originations and Purchases

During the year ended December 31, 2004, approximately 41.1% and 6.3% of the Company’s total loan originations and purchases were in the states of California and Florida, respectively. During the year ended December 31, 2003, approximately 41.0% and 6.0% of the Company’s total loan originations and purchases were in the states of California and Florida, respectively.

(c) Significant Customers

During the year ended December 31, 2004 the Company sold $14.1 billion to Morgan Stanley Mortgage Capital, Inc., and $5.2 billion to Credit Suisse First Boston (DLJ Mortgage Capital, Inc.), which represents 46.4% and 17.2% respectively, of total loans sold. During the year ended December 31, 2003 the Company sold $11.3 billion in loans to Morgan Stanley Mortgage Capital, Inc., and $4.4 billion in loans to Credit Suisse First Boston (DLJ Mortgage Capital, Inc.), which represented 54.2% and 21.1% respectively, of total loans sold.

(3) Mortgage Loans Held for Investment

For the year ended December 31, 2004, the Company securitized $10.1 billion in loans through transactions structured as financings, resulting in mortgage loans held for investment. A summary of the components of mortgage loans held for investment at December 31 is as follows (dollars in thousands):

	2004	2003
Mortgage loans held for investment:
Unpaid principal balance of mortgage loans	$13,169,595	4,727,504
Allowance for loan losses	(90,227)	(26,251)
Net deferred origination costs	115,956	44,684

	$13,195,324	4,745,937

As of December 31, 2004, the balance of mortgage loans held for investment includes $795.7 million of mortgage loans held for investment that are not yet securitized. These mortgage loans were included in the Company’s $3.0 billion securitization structured as a financing, which was completed in February 2005.

At December 31, 2004 and 2003, the Company had mortgage loans held for investment of approximately $179.2 million and $27.7 million, respectively, on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $7.2 million and $889,000 in the years ended December 31, 2004 and 2003, respectively.

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the years ended December 31 (dollars in thousands):

	2004	2003
Beginning balance	$26,251	—
Additions	70,250	26,304
Charge-offs	(6,274)	(53)

	$90,227	26,251

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

The following table summarizes delinquencies and credit losses as of December 31, 2004 for the mortgage loans underlying the Company’s residual interests in securitizations, its mortgage loans held for investment and its mortgage loans held for sale (dollars in thousands):

	Original Principal Amount of Loans	Current Principal Amount of Loans	Delinquent Principal Over 60 Days	Inception to-date Credit Losses (Net of Recoveries)
Adjustable rate loans	$19,181,823	12,636,681	295,334	134,031
Fixed rate loans	8,932,482	5,413,314	106,746	120,883

Total managed loans	$28,114,305	18,049,995	402,080	254,914

Comprised of:
Loans sold through securitization	$8,358,194	996,208
Loans held for investment	15,853,708	13,169,595
Loans held for sale	3,902,403	3,884,192

Total managed loans	$28,114,305	18,049,995

Loans sold through securitization in the table above have been sold by the Company to off-balance sheet Trusts. The Company’s only ownership interest in the off-balance sheet Trusts is its residual interests in securitizations of $148.0 million at December 31, 2004.

(4) Residual Interests in Securitizations

Residual interests in securitizations consist of the following components for the years ended December 31 (dollars in thousands):

	2004	2003
Over-collateralization account	$158,755	169,905
Net interest receivable (NIR)	(10,734)	9,593

	$148,021	179,498

The NIR balance above represents the discounted value of cash flows expected to be received from net interest spread, while the over-collateralization account represents the current, un-discounted balance of over-collateralization as of the period end.

The following table summarizes the activity in the over-collateralization OC account at December 31 (dollars in thousands):

	2004	2003
Balance, beginning of year	$169,905	185,658
Additional deposits to OC accounts	1,723	4,149
Release of cash from OC accounts	(12,873)	(19,902)

Balance, end of year	$158,755	169,905

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

The following table summarizes activity in NIR interests at December 31 (dollars in thousands):

	2004	2003
Balance, beginning of year	$9,593	61,306
Cash received from NIRs	(30,303)	(56,578)
Accretion of NIRs	17,673	24,228
Fair value adjustment	(7,697)	(19,363)

Balance, end of year	$(10,734)	9,593

During 2004 and 2003, the Company did not complete any securitizations structured as sales, resulting in no additions to its residual interests. Purchasers of securitization bonds and certificates have no recourse against the other assets of the Company, other than the assets of the trust. The value of the Company’s retained interests is subject to credit, prepayment and interest rate risk on the transferred financial assets.

The Company uses certain assumptions and estimates to determine the fair value allocated to the retained interest at the time of initial sale and each subsequent sale in accordance with SFAS 140. These assumptions and estimates include projections concerning the various rate indices applicable to the Company’s loans and the pass-through rate paid to bondholders, credit loss experience, prepayment rates, and a discount rate commensurate with the risks involved. These assumptions are reviewed periodically by management. If these assumptions change, the related asset and income are affected.

At December 31, 2004, key economic assumptions and the sensitivity of the current fair value of residual interests in securitization to immediate 10% and 20% adverse changes in those assumptions are illustrated in the following table (dollars in thousands):

	Security Type
	Fixed	Adjustable	Total
Carrying value/fair value of residual interests	$77,060	70,961	148,021
Assumed weighted average life in years	2.98	2.54	2.82
Decline in fair value with 10% adverse change	2.43%	0.76%	1.63%
Decline in fair value with 20% adverse change	4.18%	1.42%	2.86%

Assumed cumulative pool losses	3.69%	2.88%	3.39%
Decline in fair value with 10% adverse change	2.15%	0.76%	1.48%
Decline in fair value with 20% adverse change	3.92%	1.52%	2.77%

Assumed discount rate	Range of 12% to 14%
Decline in fair value with 10% adverse change	2.53%	2.70%	2.61%
Decline in fair value with 20% adverse change	4.75%	5.30%	5.01%

Interest rate assumptions	Current Forward LIBOR curve
Decline in fair value with 10% adverse change	0.98%	0.95%	0.97%
Decline in fair value with 20% adverse change	1.31%	0.68%	1.01%

These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption when, in reality,

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

changes in one factor may result in changes in another. For example, increases in interest rates may result in lower prepayments and higher credit losses which may magnify or counteract the sensitivities.

In order to mitigate the interest rate risk inherent in the residual interests the Company entered into Euro Dollar futures contracts with a notional balance at December 31, 2004 and 2003 of $910.0 million and $2.6 billion, respectively. As of December 31, 2004, these contracts expire over a period of three months, declining generally in proportion to the percentage of the underlying loans that reach their interest rate adjustment date.

(5) Mortgage Servicing Asset

The following table summarizes activity in the mortgage servicing asset for the years ended December 31 (dollars in thousands):

	2004	2003
Balance, beginning of year	$1,900	10,271
Additions	7,923	7,777
Sales of servicing rights	—	(15,568)
Amortization	(1,574)	(580)

Balance, end of year	$8,249	1,900

We record mortgage servicing assets when we sell loans on a servicing retained basis and when we sell loans through whole loan sales to an investor in the current period and sell the servicing rights to a third party in a subsequent period.

The addition of $7.9 million for the year ended December 31, 2004 represents the value of servicing rights retained by the Company. The addition of $7.8 million for the year ended December 31, 2003 represents the value of servicing rights held temporarily for loans sold during that period, pending the sale of those servicing rights to third parties in subsequent periods.

In August 2004, we sold the servicing rights to a $1.7 billion portfolio of mortgage loans held for investment for a price of $15.2 million. We recorded a $215,000 gain related to the sale of these servicing rights. This transaction resulted in a discount on the related loans held for investment of $15.0 million, which is being amortized over the life of the loans.

As of December 31, 2004, we had retained the right to service the remaining $11.6 billion of loans underlying our portfolio of mortgage loans held for investment.

Servicing Income

The following table presents the components of servicing income for the years ended December 31 (dollars in thousands):

	2004	2003	2002
Servicing and ancillary fees collected	$29,861	11,284	254
Amortization of mortgage servicing asset	(1,574)	(580)	(50)
Prepayment penalties collected	609	435	228

	$28,896	11,139	432

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

(6) Office Property and Equipment

Office property and equipment consist of the following at December 31 (dollars in thousands):

	2004	2003
Computer hardware and software	$64,667	45,837
Furniture and office equipment	20,765	10,981
Leasehold improvements	7,775	6,135

	93,207	62,953
Less accumulated depreciation and amortization	(45,941)	(30,695)

	$47,266	32,258

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

(7) Credit Facilities and Other Short-Term Borrowings

Credit facilities and other short-term borrowings consist of the following at December 31 (dollars in thousands):

	2004	2003
A $700 million master repurchase agreement among New Century Credit, New Century Mortgage, NC Capital, NC Residual II, and IXIS Real Estate Capital Inc., successor to CDC Mortgage Capital Inc., expiring in September 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	$617,141	430,118

A $2.0 billion master loan and security agreement among New Century Credit, New Century Mortgage, NC Capital, NC Residual II, Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc. expiring in February 2007, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	959,822	284,643

A $75 million master loan and security agreement among New Century Mortgage, NC Capital, New Century Financial, Citigroup Global Markets Realty Corp., successor to Salomon Brothers Realty Corp., expiring in December 2005, secured by delinquent loans and REO properties, bearing interest based on a margin over one-month LIBOR.	959	6,789

A $650 million repurchase agreement among New Century Credit, NC Capital and Citigroup Global Markets Reality Corp., successor to Salomon Brothers, expiring in March 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to renew or extend this facility prior to its expiration.	260,025	468,809

A $2.0 billion master repurchase agreement between New Century Funding A, a Delaware business trust which is a wholly-owned subsidiary of New Century Mortgage, and Bank of America, N.A., $1.0 billion of which is committed and $1.0 billion of which is uncommitted, expiring in May 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	975,119	697,201

A $2.0 billion asset-backed note purchase and security agreement between New Century Funding I, a special-purpose vehicle established as a Delaware statutory trust, which is a wholly-owned subsidiary of New Century Mortgage, and UBS Real Estate Securities Inc., $1.5 billion of which is committed and $500 million of which is uncommitted, expiring in June 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	1,141,167	994,815

A $150 million master repurchase agreement between New Century Funding SB-1, a Delaware business trust and wholly-owned subsidiary of New Century Mortgage, and Citigroup Global Markets Realty, successor to Salomon Brothers, expiring in March 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to renew or extend this facility prior to its expiration.	—	—

A $2.0 billion asset-backed commercial paper facility for Von Karman Funding LLC, a wholly-owned subsidiary of New Century Mortgage, expiring in September 2006, secured by mortgage loans held for sale and cash generated through the sale of loans, bearing interest based on a margin over one-month LIBOR.	—	409,120

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

	2004	2003

A $100 million master loan and security agreement between New Century Mortgage and Greenwich Capital Financial Products, Inc., which expired in June 2004, secured by small business commercial mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. This facility was replaced with the $250 million facility with Citigroup Global Markets Realty.	—	20,342

A $250 million repurchase agreement between New Century Mortgage and Citigroup Global Markets Realty, which expires in December 2005, secured by small balance commercial mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	54,398	—

An $800 million aggregation facility ($400 million of which is uncommitted) from Bear Stearns Mortgage Capital expiring in October 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	428,397	—

A $1.0 billion master repurchase agreement among New Century Credit, NC Residual II, New Century Mortgage, NC Capital and Barclays Bank PLC expiring in November 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	43,917	—

A $500 million master loan and security agreement among New Century Credit, New Century Mortgage, NC Capital and Credit Suisse First Boston Mortgage Capital LLC expiring in November 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	—	—

Less: Credit facility amounts reclassified to financing on mortgage loans held for investment	(776,677)	—

	$3,704,268	3,311,837

The weighted average interest rate on these facilities was 3.17% and 1.99% at December 31, 2004 and 2003, respectively.

The various credit facilities contain certain restrictive financial and other covenants that require the Company to, among other things, restrict dividends, maintain certain levels of net worth, liquidity, available borrowing capacity, and debt-to-net worth ratios and to comply with regulatory and investor requirements. The Company was in compliance with these covenants at December 31, 2004. As a result of the Merger and the restructuring necessary for New Century to qualify as a REIT, the Company obtained the consent of the various lenders discussed above in order for New Century and/or one of its qualified REIT subsidiaries to succeed to New Century TRS’s rights prior to the Merger. In addition to obtaining the consent of the various lenders, certain financial covenants were amended or modified. The Company believes that such amendments and modifications allow New Century to meet the Internal Revenue Code requirements for qualification as a REIT, which include various restrictions on ownership of its stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

(8) Financing on Mortgage Loans Held for Investment

When the Company sells loans through securitizations structured as financings, the related bonds are added to its balance sheet. The financing on mortgage loans held for investment consisted of the following at December 31, (dollars in thousands):

	2004	2003
Securitized bonds	$12,379,524	4,688,921
Short-term financing on retained bonds	23,616	4,665
2003-NC5 NIM bond	7,583	33,969
Debt issuance costs	(81,427)	(41,232)
Credit facility amounts reclassified from warehouse credit facilities	776,677	—

Total financing on mortgage loans held for investment	$13,105,973	4,686,323

The securitized bonds for the Company’s financing on mortgage loans held for investment are structured as either REMICs or CMOs. REMICs and CMOs are debt obligations issued by special purpose entities that are secured by mortgage loans together with certain funds and other collateral. Multi-class pass-through securities are equity interests in a trust composed of mortgage loans. Payments of principal and interest on underlying collateral provide the funds to pay debt service on the REMICs and CMOs or make scheduled distributions on the multi-class pass-through securities. The interest rates on these bonds are floating-rate pass-through certificates reset monthly and are indexed to the one-month LIBOR rate. These transactions were accounted for as financings, and are not subject to margin calls.

The Company’s maturity of financing on mortgage loans held for investment is based on certain prepayment assumptions. The Company estimates the average life to be between 2.0 and 4.2 years. The following table reflects the estimated maturity of the financing on mortgage loans held for investment as of December 31, 2004 (dollars in thousands):

2005	$3,768,141
2006	3,858,765
2007	2,611,117
Thereafter	2,867,950

$13,105,973

(9) Convertible Senior Notes

On July 8, 2003, New Century TRS closed a private offering of $175 million of convertible senior notes due July 3, 2008 pursuant to Rule 144A under the Securities Act of 1933. The convertible senior notes bear interest at a rate of 3.50% per year and, as of March 17, 2004, became convertible into New Century TRS common stock at a conversion price of $34.80 per share. The conversion price represents a 28.0% premium over the closing share price on July 8, 2003. On July 14, 2003, the initial purchasers of the convertible senior notes exercised their option, in full, to acquire an additional $35 million principal amount of the convertible senior notes. As a result of the merger, the convertible senior notes became convertible into shares of New Century common stock.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

In connection with the original issuance of convertible senior notes, New Century TRS entered into two agreements to simultaneously purchase a call option and sell a warrant on its common stock. The purpose of the call option and warrant was to reduce the economic dilution of the conversion premium under the convertible senior notes. The call option granted to New Century TRS the right to purchase from an affiliate of Bear Stearns & Co, Inc., or Bear Stearns, at any time up to 6,034,675 shares of New Century TRS common stock at a strike price of $34.80 per share, subject to certain adjustments. The warrant granted to an affiliate of Bear Stearns the right to purchase from New Century TRS up to 6,034,668 shares of New Century TRS common stock for a limited period of time upon maturity of the convertible senior notes at a price of $47.59 per share, subject to certain adjustments. Like the convertible senior notes, the call option and warrant became exercisable for shares of New Century common stock, rather than New Century TRS common stock, as a result of the merger. On December 14, 2004, New Century TRS and Bear Stearns agreed to terminate the call option and warrant. New Century TRS received a cash payment of approximately $29.8 million in connection with the termination of the call option and warrant.

On November 22, 2004, New Century TRS commenced an offer, upon the terms and subject to the conditions described in the prospectus related to the offer and the accompanying letter of transmittal, to convert its outstanding convertible senior notes for shares of New Century common stock, cash, or a combination of both. The offer and withdrawal rights expired at midnight, New York City time, on December 23, 2004. On December 24, 2004, New Century TRS accepted for payment $204.5 million, or approximately 97.4%, of the $210 million aggregate principal amount of the convertible senior notes then outstanding, which constituted all of the convertible senior notes validly tendered and not withdrawn. In the aggregate, the holders who tendered their convertible senior notes for conversion in the offer received 6,236,431 shares of New Century common stock, which included 359,796 shares for additional consideration and an additional $3.4 million in cash for accrued interest through that date. The Company recorded approximately $24.8 million of inducement expense and $4.1 million in amortization of debt issuance costs related to this transaction in December 2004.

As of December 31, 2004, the number of shares of New Century common stock into which the remaining untendered convertible senior notes were convertible into was 158,051, subject to certain adjustments under the terms of the convertible senior notes. For example, the terms of the convertible senior notes allow for the noteholder’s conversion rate to adjust if New Century’s dividend rate increases generally above a dividend yield of 1.75%, subject to certain other factors. As of December 31, 2004, the maximum number of shares of New Century common stock into which the remaining untendered convertible senior notes are convertible into is 194,301, subject to certain adjustments under the terms of the convertible senior notes. On January 31, 2005, concurrent with the payment of a cash dividend of $1.50 per share, the number of shares of New Century common stock into which the remaining notes are convertible was adjusted to 161,624.

(10) Notes Payable

Notes payable consists of $37.6 million and $19.0 million at December 31, 2004 and 2003, respectively, in equipment financing, at rates varying from 3.59% to 9.62%, maturing from May 2005 to December 2007.

The maturities of notes payable at December 31, 2004 are as follows (dollars in thousands):

Due in 2005	$16,969
Due in 2006	13,982
Due in 2007	6,687

$37,638

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

(11) Interest Income

The following table presents the components of interest income for the years ended December 31 (dollars in thousands):

	2004	2003	2002
Interest on mortgage loans held for sale	$350,562	224,650	122,182
Interest on mortgage loans held for investment	528,933	104,706	—
Residual interest income	17,673	24,228	31,723
Other interest income	1,479	107	149

	$898,647	353,691	154,054

(12) Interest Expense

The following table presents the components of interest expense for the years ended December 31 (dollars in thousands):

	2004	2003	2002
Interest on credit facilities and other short-term borrowings	$124,547	73,532	46,396
Interest on financing on mortgage loans held for investment	222,522	36,836	—
Interest on convertible senior notes	12,337	4,049	—
Interest on residual financing	—	—	1,249
Interest on subordinated debt	—	—	2,171
Other interest expense	7,688	3,158	772

	$367,094	117,575	50,588

(13) General and Administrative Expenses

A summary of general and administrative expenses for the year ended December 31 is as follows (dollars in thousands):

	2004	2003	2002
Occupancy	$22,527	16,761	13,866
Other contract services	21,233	11,624	1,645
Travel, entertainment, and conferences	18,084	12,975	9,740
Depreciation and amortization	14,948	11,979	9,010
Telephone	10,688	8,239	5,737
Postage and courier	8,465	5,737	4,168
Office supplies	7,383	5,510	2,939
Insurance and bond premiums	6,773	3,475	1,647
Small equipment	5,397	5,786	3,778
Licenses, permits, and fees	4,321	1,474	925
Software and data processing	4,146	3,110	1,242
Dues and subscriptions	2,749	2,463	1,422
Charitable contributions	2,588	961	369
Equipment rental	1,117	1,186	2,090
Other administrative expenses	15,998	14,021	11,017

	$146,417	105,301	69,595

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

(14) Loan Servicing

As of December 31, 2004, the Company was servicing 142,693 loans with a total principal balance of $24.4 billion, including $11.6 billion in mortgage loans held for investment, $3.9 billion in mortgage loans held for sale, $1.2 billion in mortgage loans sold on a servicing retained basis, and $7.7 billion in loans serviced on a temporary basis for the purchasers thereof. $1.6 billion of the Company’s loans held for investment are serviced by a third party.

(15) Income Taxes

New Century is structured as a REIT and files a separate federal income tax return that does not include the operations of the Company’s non-REIT, or taxable REIT subsidiary companies. Provided all taxable income of the REIT is distributed to stockholders in the manner prescribed by the Internal Revenue Code Sections 856 through 859, no income taxes are due on this income. Taxable income of the TRS companies is fully taxable.

Components of the Company’s provision for income taxes for the years ended December 31 are as follows (dollars in thousands):

	2004	2003	2002
Current:
Federal	$149,915	221,964	129,538
State	40,640	54,152	25,671

	190,555	276,116	155,209

Deferred:
Federal	38,245	(78,386)	(24,978)
State	6,770	(19,961)	(3,595)

	45,015	(98,347)	(28,573)

	$235,570	177,769	126,636

Effective tax rates differ substantially from the 35% statutory federal income tax rate because of the effect of the following items for the years ended December 31 (dollars in thousands):

	2004	2003	2002
Computed “expected” income taxes	$213,899	148,141	107,218
State tax, net of federal benefit	34,309	23,795	14,349
Benefit of REIT election	(17,568)	—	—
Other	4,930	5,833	5,069

	$235,570	177,769	126,636

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows (dollars in thousands):

	2004	2003
Deferred tax assets:
Allowance for loan losses	$20,114	8,441
State taxes	10,885	18,443
Net operating loss carryover	—	2,042
Noncash gain from securitization	11,126	44,400
Fair value adjustment on loans held for sale	14,616	24,323
Other	3,317	1,261

	60,058	98,910

Deferred tax liabilities:
Office property and equipment	5,707	1,612
Deferred loan fees	3,382	3,370

	9,089	4,982

Net deferred income tax asset	$50,969	93,928

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it will realize deferred tax assets existing at December 31, 2004 and 2003. Accordingly, there are no valuation allowances for deferred tax assets at December 31, 2004 or 2003.

(16) Commitments and Contingencies

(a) Related Party

On January 1, 2002, the Company entered into employment agreements with its three executive officers, Robert Cole, Brad Morrice, and Edward Gotschall. These agreements extended until December 31, 2004. Effective January 1, 2002, an additional officer, Patrick Flanagan, was promoted to executive officer and entered into an employment agreement identical to those of the other three executive officers and on January 1, 2003, a fifth executive, Patrick Rank was named and also entered into an identical employment agreement. On January 1, 2003, and on each January 1 thereafter, the term of each agreement is automatically extended for one additional year unless either party provides notice prior to such date. Effective January 1, 2004, the company amended its agreement with Patrick Rank, executive officer, whereby Mr. Rank is no longer subject to the compensation plan described below. The remaining four executive officers received a salary of $550,000 plus a $550 per month auto allowance for 2004 and the five executive officers received a salary of $405,175 plus a $550 per month auto allowance for 2003.

In February 1999, the board of directors approved the 1999 Incentive Compensation Plan (the “Incentive Compensation Plan”). The board designed the Incentive Compensation Plan so that the executive officers’ bonuses would qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. The Company’s stockholders approved the Incentive Compensation Plan in May 1999.

The executive officers’ January 2002 employment agreements provide for two awards under the Incentive Compensation Plan applicable to the years ended December 31, 2002, 2003, and 2004: one for the Company’s

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

performance during the first six months of the year, and the second for the Company’s performance for the entire year. The awards base the potential incentive compensation on the ratio of the Company’s Earnings to its Total Stockholders’ Equity, using definitions under the Incentive Compensation Plan. For each six-month performance period, if the Ratio is at least 9% but less than 14%, each executive officer is entitled to 1.125% of Earnings in excess of 9% of Total Stockholders’ Equity for that period. If the Ratio is at least 14% but less than 19%, each executive officer will receive incentive payments equal to the sum of (i) 1.125% of Earnings in excess of 9% but not in excess of 14% of Total Stockholders’ Equity, plus (ii) 0.75% of Earnings in excess of 14% of Total Stockholders’ Equity for that period. If the Ratio is at least 19%, each executive officer will receive incentive payments equal to the sum of (i) 1.125% of Earnings in excess of 9% but not in excess of 14% of Total Stockholders’ Equity, plus (ii) 0.75% of Earnings in excess of 14% but not in excess of 19% of Total Stockholders’ Equity, plus (iii) 0.60% of Earnings in excess of 19% of Total Stockholders’ Equity for that period. For each 12-month performance period, if the Ratio is at least 18% but less than 28%, each executive officer is entitled to 1.125% of Earnings in excess of 18% of Total Stockholders’ Equity for that period. If the Ratio is at least 28% but less than 38%, each executive officer will receive incentive payments equal to the sum of (i) 1.125% of Earnings in excess of 18% but not in excess of 28% of Total Stockholders’ Equity, plus (ii) 0.75% of Earnings in excess of 28% of Total Stockholders’ Equity for that period. If the Ratio is at least 38%, each executive officer will receive incentive payments equal to the sum of (i) 1.125% of Earnings in excess of 18% but not in excess of 28% of Total Stockholders’ Equity, plus (ii) 0.75% of Earnings in excess of 28% but not in excess of 38% of Total Stockholders’ Equity, plus (iii) 0.60% of Earnings in excess of 38% of Total Stockholders’ Equity for that period. Notwithstanding these calculations, the award for an executive officer for a six-month performance period is capped at 80% of his then current base salary. The amount of any incentive award paid for the twelve-month performance period will be reduced by any amounts paid for the six-month performance period. Award amounts up to 150% of the executive officers’ current annual salary are paid in cash. Any amounts exceeding 150% of the base salary are paid in restricted stock, unless the Committee and the executive officer agree otherwise.

Included in personnel expense for the years ended December 31, 2004, 2003, and 2002, respectively, are $9.8 million, $8.4 million, and $6.1 million, related to the Incentive Compensation Plan.

(b) Operating Leases

The Company and its subsidiaries lease certain facilities under noncancelable operating leases, which expire at various dates through 2010. Total rental expenditures under these leases were approximately $17.0 million, $12.3 million, and $10.1 million for the years ended December 31, 2004, 2003, and 2002, respectively. The Company and its subsidiaries also lease office property and equipment from various equipment leasing companies under operating lease agreements. These operating leases expire from February 2005 to October 2007. Total rental expenditures under these office property and equipment leases were approximately $1.1 million, $1.2 million, and $2.1 million for the years ended December 31, 2004, 2003, and 2002, respectively.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

Minimum rental commitments for these leases are as follows as of December 31, 2004 (dollars in thousands):

Year ending December 31:
2005	$19,998
2006	15,278
2007	13,632
2008	7,882
2009	3,048
Thereafter	518

$60,356

(c) Loan Commitments

Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Also, external market forces affect the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements. Combined, the Company had commitments to fund loans of approximately $4.1 billion and $3.2 billion at December 31, 2004 and 2003, respectively.

The Company regularly quotes interest rates to borrowers, which are generally subject to change by the Company. Although the Company typically honors such interest rate quotes, the quotes do not constitute interest rate locks, minimizing the potential interest rate risk exposure. The interest rate locks that are issued by the Company, however, represent an insignificant portion of its business and are only issued to meet certain regulatory requirements. As of December 31, 2004, interest rate locks outstanding for mortgage loans totaled $234.6 million, or approximately 5.7% of outstanding commitments to fund loans at December 31, 2004. Of these outstanding rate locks, the Company expects that approximately 50% of the loans will ultimately fund. The Company deems the fair value of its interest rate locks to be immaterial.

The Company had commitments to sell loans of $1.6 billion and $5.5 billion at December 31, 2004 and 2003, respectively, to whole loan investors.

These agreements do not constitute derivatives under generally accepted accounting principles. Therefore, the Company has not recognized a gain or loss for outstanding commitments

(d) Contingencies

The Company has entered into loan sale agreements with investors in the normal course of business, which include representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold or to reimburse investors for losses incurred. In the opinion of management, the potential exposure related to the Company’s loan sale agreements is adequately provided for in the allowance for losses on sold loans included in accounts payable and accrued liabilities on the consolidated balance sheets.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

At December 31, 2004 and 2003, included in accounts payable and accrued liabilities are approximately $6.3 million and $9.8 million, respectively, in allowances for losses related to possible off-balance sheet recourse, repurchase agreement provisions, and repurchases from securitization trusts. The activity in this allowance for the years ended December 31 is summarized as follows (dollars in thousands):

	2004	2003	2002
Balance, beginning of year	$9,843	16,904	9,539
Provision for repurchase losses	2,736	5,868	50,654
Charge-offs, net	(6,316)	(12,929)	(43,289)

Balance, end of year	$6,263	9,843	16,904

(e) Litigation

In December 2001, Sandra Barney filed a class action complaint against New Century Mortgage in the Circuit Court in Cook County, Illinois. The complaint alleges the unauthorized practice of law and violation of the Illinois Consumer Fraud Act for performing document preparation services for a fee by non-lawyers, and seeks to recover the fees charged for the document preparation, compensatory and punitive damages, attorneys’ fees and costs. New Century Mortgage filed a motion to dismiss in February 2002. The court thereafter consolidated New Century Mortgage’s case with other similar cases filed against other lenders. In August 2002, the court ordered the plaintiffs in all the consolidated cases to dismiss their cases with prejudice. Ms. Barney filed her notice of appeal in September 2002 and the appeal was then consolidated with 36 similar cases. The consolidated cases are referred to herein as the Jenkins case. Appellate argument was heard on December 2, 2003. The appellate court affirmed the dismissal of the consolidated cases on December 31, 2003. The plaintiff then timely filed a petition for leave to appeal the appellate court’s decision. New Century Mortgage’s response to the petition was filed in February 2004. The Illinois Supreme Court granted leave to appeal the consolidated cases, and consolidated the Jenkins case with a similar appellate action also proceeding in Illinois, referred to herein as the King case. The plaintiffs/appellants filed their opening brief in April 2004. The Company filed its consolidated response brief in July 2004. The plaintiffs/appellants filed their reply brief and oral argument was heard on September 28, 2004. The Company awaits a ruling from the court.

In April 2002, Paul Bernstein filed a class action complaint against New Century Mortgage in the Circuit Court of Cook County, Chicago, Illinois seeking damages for receiving unsolicited advertisements to telephone facsimile machines in violation of the Telephone Consumer Protection Act, 47 U.S.C. §227, and the Illinois Consumer Fraud Act, or ICFA. The plaintiffs filed an amended complaint on May 1, 2003 and, on September 18, 2003, the judge granted New Century Mortgage’s motion to dismiss with respect to the ICFA count and permitted the plaintiff to replead on an individual, not consolidated, basis. On September 30, 2003, the plaintiff filed a motion for class certification and second amended complaint. The court has consolidated similar cases into three groups. New Century Mortgage sought and obtained an order permitting it to join other defendants in this consolidated action and filed a motion to dismiss the second amended complaint. Oral argument on New Century Mortgage’s consolidated motion was heard on March 30, 2004. The judge dismissed the IFCA count. At the class certification hearing on August 10, 2004, the plaintiffs’ motion for class certification was withdrawn pursuant to a settlement between the parties. Pursuant to the settlement, the plaintiffs filed a third amended complaint seeking a nationwide class. The written settlement agreement was executed by the parties on December 8, 2004 and is subject to court approval. The Company does not believe the settlement will have a material impact on its financial position. The order preliminarily approving the settlement and certifying the

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

settlement class was entered on January 13, 2005. The Company’s insurance carriers have agreed to defend New Century Mortgage with a reservation of rights.

In September 2002, Robert E. Overman and Martin Lemp filed a class action complaint in the Superior Court for Alameda County, California, against New Century TRS and New Century Mortgage, U.S. Bancorp, Loan Management Services, Inc., and certain individuals affiliated with Loan Management Services. The complaint alleges violations of the California Consumers Legal Remedies Act, Unfair, Unlawful and Deceptive Business and Advertising Practices in violation of Business & Professions Code Sections 17200 and 17500, Fraud-Misrepresentation and Concealment and Constructive Trust/Breach of Fiduciary Duty and damages including restitution, compensatory and punitive damages, and attorneys’ fees and costs. The plaintiffs filed an amended complaint in July 2003 and, in September 2003, the judge granted New Century TRS and New Century Mortgage’s demurrer challenging their claims in part. The Consumers Legal Remedies Act claim was dismissed and the plaintiffs withdrew the Constructive Trust/Breach of Fiduciary Duty claim. New Century TRS and New Century Mortgage filed their answer to the plaintiffs’ amended complaint in September 2003. New Century Mortgage and New Century TRS then filed a Section 128.7 sanctions motion seeking dismissal of the case. On December 8, 2003, the court granted the motion for sanctions against the plaintiffs for filing a first amended complaint with allegations against New Century TRS and New Century Mortgage that were devoid of evidentiary support and ordered all those claims stricken without prejudice. On January 27, 2004, the court entered a judgment of dismissal without prejudice in favor of New Century TRS and New Century Mortgage. The plaintiffs filed a notice of appeal on February 20, 2004 from the judgment entered in New Century TRS and New Century Mortgage’s favor and the order granting New Century TRS and New Century Mortgage’s motion for sanctions. The plaintiffs also filed a motion with the appellate court to consolidate this appeal with three additional appeals they have sought in similar cases against other lenders. On May 28, 2004, the court denied the motion. The plaintiffs/appellants filed their opening brief in July, 2004. The appeal has now been fully briefed. New Century TRS and New Century Mortgage filed a request for oral argument on January 13, 2005.

In April 2003, two former, short-term employees, Kimberly A. England and Gregory M. Foshee, filed a complaint seeking class action status against New Century, Worth Funding Incorporated (now known as New Century Credit) (“Worth”) and The Anyloan Company (“Anyloan”). The action was removed on May 12, 2003 from the 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana to the U.S. District Court for the Middle District of Louisiana in response to New Century, Worth and Anyloan’s Petition for Removal. The complaint alleges failure to pay overtime wages in violation of the federal Fair Labor Standards Act (“FLSA”). The plaintiffs filed an additional action in Louisiana state court (19th Judicial District Court, Parish of East Baton Rouge) on September 18, 2003, adding James Gray as a plaintiff and seeking unpaid wages under state law, with no class claims. This second action was removed on October 3, 2003 to the U.S. District Court for the Middle District of Louisiana, and was ordered consolidated with the first action. In April 2004, the U.S. District Court unilaterally de-consolidated the James Gray individual action. In September 2003, the plaintiffs also filed a motion to dismiss their claims in Louisiana to enable them to join in a subsequently filed case in Minnesota entitled Klas vs. New Century Financial Corporation, et al. New Century, Worth and Anyloan opposed the motion and the court agreed with their position and refused to dismiss the plaintiffs’ case, as it was filed first. The Klas case has now been consolidated with this case and discovery is proceeding. New Century, Worth and Anyloan filed a motion to dismiss Worth and Anyloan as defendants. The court granted the motion to dismiss in April 2004. On June 28, 2004, the Company filed a motion to reject conditional certification of a collective action and oral argument was heard on February 15, 2005. The Company awaits a ruling. Plaintiffs have dismissed with prejudice forty individual plaintiffs from the action.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

In December 2003, New Century Mortgage was served with a class action complaint filed by Elaine Lum in the state court in Suffolk County, New York. The complaint alleged that certain payments New Century Mortgage makes to mortgage brokers, sometimes referred to as yield spread premiums, interfered with the contractual relationship between Ms. Lum and her broker. The complaint also sought damages related thereto for fraud, wrongful inducement/breach of fiduciary duty, violation of deceptive acts and practices, unjust enrichment and commercial bribing. The complaint seeks class certification for similarly situated borrowers in the State of New York. The Company filed a motion to dismiss on January 30, 2004. The judge granted New Century Mortgage’s motion and dismissed all claims on March 23, 2004. On April 12, 2004, the plaintiff filed a notice of appeal, seeking review of the court’s order granting the motion to dismiss. The appeal has been fully briefed and the Company awaits a ruling.

In June 2004, New Century TRS and New Century Mortgage were named as a defendants and served with a class action complaint filed by Joseph and Emma Warburton, as plaintiffs, in the United States District Court of New Jersey. The complaint alleges violations of the Real Estate Settlement Procedures Act, or RESPA, the Truth-in-lending Act, or TILA, and the New Jersey Consumer Fraud Act, and unjust enrichment. The complaint also alleges certain other violations against defendants unrelated to New Century TRS and New Century Mortgage, including Foxtons, Inc., Foxtons North America, Foxtons Realtor and Foxtons Financial, Inc., referred to collectively as Foxtons, and Worldwide Financial Resources, Inc. The plaintiffs allege, among other things, that Foxtons, acting as their broker, charged fees and received a yield spread premium without disclosing the same to them until the time of closing. The class is defined as all persons in the state of New Jersey who have purchased, or sought to purchase, a home listed for sale by Foxtons and who have paid a prequalification application fee, or who have received and accepted an offer from Foxtons for a fixed interest rate mortgage loan that Foxtons failed to deliver as promised and who have suffered damages as a result. The complaint seeks to enjoin the wrongful conduct alleged, recovery of actual and statutory damages, and attorneys’ fees and costs. On July 28, 2004, New Century TRS and New Century Mortgage filed a motion to dismiss the complaint for failure to state a claim. The motion is fully briefed and the Company awaits a ruling from the court.

On August 2, 2004, the U.S. Department of Labor, Wage and Hour Division, or DOL, informed New Century Mortgage that it is conducting an investigation to determine whether New Century Mortgage is in compliance with the FLSA. The DOL has narrowed the scope of its investigation. The Company believes it is in compliance with the FLSA and that it properly pays overtime wages.

In October 2004, Debbie Henderson, Florence Obani-Nwibari, Noble Obani-Nwibari, Emmer Hardy, James D. Hardy, Subbaiah Chalevendra, Rafael F. Herrara and Sandra G. Martinez filed a class action complaint against New Century Mortgage, First Horizon Home Loan Corporation, Master Financial, Inc., Mortgage Lenders Network USA, Inc., Hillsboro Title Company, Inc. and American Mortgage Corporation in the Circuit Court in St. Louis County, Missouri. The complaint alleges the unauthorized practice of law in violation of Missouri state law and RESPA for performing document preparation services in the state of Missouri for a fee by non-lawyers, and seeks to recover the fees charged for the document preparation, compensatory and punitive damages, attorneys’ fees and costs. On November 12, 2004 Mortgage Lenders Network, USA, Inc. filed a notice of removal that removed the case to the U.S. District Court, Eastern District of Missouri. The plaintiffs filed a motion to remand and the case was remanded back to the Circuit Court in St. Louis County, Missouri on February 4, 2005.

In November 2004, Nancy Doherty, Krysti Lyn Randall, Robert Elibasich and Alice Elibasich filed a class action complaint against New Century Mortgage, two New Century Mortgage employees and Nations Title Agency of Illinois in the Circuit Court of Cook County Illinois. The complaint alleges that defendants violated

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

Section 4.1a of the Illinois Interest Act by charging more than 3 points on a loan with an interest rate of 8% or higher. The complaint also alleges that defendants engaged in unfair acts and practices, in purported violation of Section 2 of ICFA by charging plaintiffs and others points in excess of the number permitted by the Illinois Interest Act and seeks restitution for such alleged overpayments. Individual plaintiff, Doherty, also alleges violation of Section 2 of ICFA, and asserts a claim for unjust enrichment by failing to refund excess recording fees to Doherty. The complaint seeks recovery of statutory, compensatory and punitive damages, restitution and attorneys’ fees and costs. New Century Mortgage filed a motion to stay the case pending a final decision in the precedential case U.S. Bank v. Clark pending in the Illinois Supreme Court. The court granted New Century Mortgage’s motion to stay on January 20, 2005.

In February 2005, Judy Brown filed a class action complaint against New Century Mortgage and loan originator Residential Loan Centers of America, Inc. in the Circuit Court of Cook County, Illinois. The complaint alleges that the defendants violated Section 4.1(a) of the Illinois Interest Act by charging more than 3% in charges on a loan with an interest rate of 8% or higher and violated the same provision by collecting payments on the loan. The proposed class is defined as all persons who entered into loans secured by their real property in Illinois with an interest rate of 8% or more and “charges” in excess of 3% of the principal, and for which one or more of the defendants knowingly contracted and/or received, and/or are currently receiving payments. The complaint seeks an award of damages, interest, reasonable attorneys fees, costs and other relief.

The Company is also a party to various legal proceedings arising out of the ordinary course of its business. Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on the Company’s business, results of operation or financial position.

(17) Employee Benefit Plans

On July 1, 1996, the Company established the New Century Financial Corporation 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of eligible employees and their beneficiaries. The 401(k) Plan is a defined contribution 401(k) plan, which allows eligible employees to save for retirement through pretax contributions. Under the 401(k) Plan, employees of the Company may contribute up to the statutory limit. Effective January 1, 2003, the Company increased its matching from 25% to 50% of the first 6% of compensation contributed by the employee. An additional Company contribution may be made at the discretion of the Company. Contributions to the 401(k) Plan by the Company for the years ended December 31, 2004, 2003, and 2002 were $6.2 million, $4.3 million, and $1.1 million, respectively.

In October 1997, the Company established the New Century Financial Corporation Employee Stock Purchase Plan (the “Plan”) for the benefit of eligible employees. The Plan is a compensatory plan as defined in accordance with APB 25. The plan allows employees to contribute, through payroll deductions, to the Plan. At the end of each plan period, the employees purchase stock at a price equal to 90% of the lesser of the market price at the beginning and end of the plan period. Since its inception, the Company has issued 719,611 shares of common stock under the Plan.

In December 1998, the Company established the New Century Financial Corporation Deferred Compensation Plan for the benefit of eligible employees. This plan allows eligible employees to defer payment of a portion of their salary to future years. From inception through 2004, the Company did not contribute to this plan. Effective January 1, 2005, the Company began matching 50% of the first 6% of the deferred compensation contributed by the employee.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

(18) Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	2004	2003	2002
Basic:
Net earnings	$375,571	245,483	179,700
Less: Preferred stock dividends	—	—	442

Net earnings available to common stockholders	$375,571	245,483	179,258

Weighted average common shares outstanding	36,807,298	33,835,127	34,564,656

Earnings per share	$10.20	7.26	5.19

Diluted:
Net earnings	$375,571	245,483	179,700
Add: Interest and amortization of debt issuance costs on convertible senior notes, net of tax	7,324	2,352	—

Diluted net earnings	$382,895	247,835	179,700

Weighted average number of common shares outstanding	36,807,298	33,835,127	34,564,656
Effect of dilutive securities:
Convertible preferred stock	—	—	1,729,883
Restricted stock awards	280,213	113,940	127,086
Warrants	426,141	—	8,310
Stock options	2,698,256	2,276,690	1,533,968
Convertible senior notes(1)	6,002,573	3,009,076	—
Directors’ deferred compensation plan awards	356	—	—

	46,214,837	39,234,833	37,963,903

Earnings per share	$8.29	6.32	4.73

(1)	See footnote 1(u).

For 2004, 102,500 stock options whose exercise price exceeded the average market price of the common shares are excluded from calculation of the dilutive number of shares.

For 2003, 52,000 stock options and a warrant for 6.0 million shares whose exercise price exceeded the average market price of the common shares are excluded from calculation of the dilutive number of shares. Pursuant to EITF 04-08, the 6.0 million shares underlying the convertible senior notes are included for the portion of the year that the notes were outstanding.

For 2002, 201,000 stock options whose exercise price exceeded the average market price of the common shares are excluded from calculation of the dilutive number of shares.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

(19) Stock Options

In 2004, the Company adopted and received stockholders’ approval of the qualified 2004 Performance Incentive Plan (the Plan) pursuant to which the Company’s board of directors may grant equity awards, including stock options and other forms of awards, to officers and key employees. The Plan authorizes grants of equity awards, including stock options, to purchase up to 1,495,575 shares of authorized but unissued common stock. Stock options granted under the Plan have terms of ten years. Prior to 2004, awards were granted under the Company’s 1995 Stock Option Plan. The Company has also issued the following grants of nonqualified stock options outside either of the plans: (i) 180,000 granted to certain executive officers of the Company in December 1996, vesting over a three-year period and expiring ten years from the grant date, (ii) 11,250 granted to a former director of the Company in May 1997, vesting over five years and expiring ten years from the grant date, (iii) 15,000 granted to a nonemployee director of the Company in September 1998, vesting over five years and expiring ten years from the grant date, and (iv) 45,000 granted to two nonemployee directors of the Company in May 1999, vesting over five years and expiring ten years from the grant date. At December 31, 2004, there were 60,000 non-qualified stock options still outstanding outside the two plans. All stock options are granted with an exercise price not less than the stock’s fair market value at the date of grant. At December 31, 2004, there were 1,487,390 shares available for grant under the Plan. Of the options outstanding at December 31, 2004 and 2003, 2,166,064 and 1,729,800, respectively, were exercisable with weighted average exercise prices of $11.17 and $7.48, respectively.

Stock options activity during the years ended December 31 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2001	3,823,875	6.51
Granted	2,266,875	12.38
Exercised	(894,971)	6.47
Canceled	(353,204)	8.25

Balance at December 31, 2002	4,842,575	9.11
Granted	1,217,500	23.50
Exercised	(841,456)	9.97
Canceled	(158,501)	14.02

Balance at December 31, 2003	5,060,118	12.54
Granted	979,500	47.09
Exercised	(734,916)	11.83
Canceled	(176,594)	19.69

Balance at December 31, 2004	5,128,108	19.00

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

At December 31, 2004, the range of exercise prices, the number outstanding, weighted average remaining term and weighted average exercise price of options outstanding and the number exercisable and weighted average price of options currently exercisable are as follows:

Range of Exercise Prices	Number Outstanding	Average Remaining Term	Average Exercise Price	Number Exercisable	Average Exercise Price
$ 0.33–5.00	473,746	2.76	$4.69	473,746	$4.69
5.07–6.63	110,091	5.63	5.95	71,916	5.75
6.65–6.65	668,047	6.67	6.65	431,796	6.65
6.70–7.46	275,147	3.65	7.15	264,347	7.15
7.53–8.50	292,844	5.57	7.85	139,544	8.15
9.10–9.27	337,027	7.14	9.11	80,527	9.12
10.47–12.17	343,631	7.10	10.49	191,756	10.51
14.43–14.62	460,902	7.67	14.54	128,708	14.55
16.25–17.83	111,945	7.79	16.95	42,520	16.80
18.65–18.66	524,045	7.90	18.66	153,358	18.66
19.47–26.60	184,046	8.59	25.00	31,534	25.61
26.97–26.97	335,137	8.38	26.97	70,912	26.97
37.53–45.40	162,500	9.07	41.15	10,400	37.53
45.96–46.38	366,000	9.05	45.98	—	—
46.78–47.73	375,500	9.44	46.84	—	—
49.30–60.47	107,500	9.53	56.13	75,000	58.09

	5,128,108			2,166,064

(20) Stockholders’ Equity

(a) Convertible Preferred Stock

In November 1998, the Company issued 20,000 shares of Series 1998-A convertible preferred stock to US Bancorp. The Company received $20.0 million from this issue. The holders of Series 1998-A preferred stock were entitled to convert each share of Series 1998-A preferred stock into 136.24 shares of common stock. The Series 1998-A preferred stock earned a dividend at a rate of 7.5% per annum, payable quarterly. In July 1999, the Company issued 20,000 shares of Series 1999-A convertible preferred stock to US Bancorp. The Company received $20.0 million from this issue. The holders of Series 1999-A preferred stock were entitled to convert each share of Series 1999-A preferred stock into 69.98 shares of common stock. The Series 1999-A preferred stock earned a dividend at a rate of 7.0% per annum, payable quarterly. In March 2002, the Company repurchased and subsequently canceled 7,144 shares of preferred stock and paid $7.0 million. In April 2002, the remaining preferred stock was converted to common stock.

(b) Common Stock

In February 2002, the Company declared a cash dividend of $0.03 per share. The dividend was paid on April 30, 2002 to stockholders of record on April 15, 2002. Also in April, the Company repurchased 31,500 shares of restricted stock as a result of certain employee terminations. The Company recorded $252,000 in reversal of deferred compensation costs and additional paid-in capital at that date.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

In March 2002, the Company issued 8,498 shares of restricted stock each to three executive officers—Robert Cole, Brad Morrice and Edward Gotschall. The Company recorded $291,000 in deferred compensation expense and additional paid-in capital at that date. The restricted stock vests over a three year period.

In April 2002, the Company issued 240,000 shares of restricted stock to certain of its employees. The Company recorded $2.5 million in deferred compensation expense and additional paid-in capital at that date. The restricted stock vests over a three year period.

In June 2002, the Company issued 114,509 shares of common stock in connection with its obligations under the Worth Funding acquisition agreement.

In August 2002, the Company issued 64,901 shares of restricted stock to certain of its employees. The Company recorded $953,000 in deferred compensation expense and additional paid-in capital at that date. The restricted stock vests over a three year period.

On January 21, 2003, the Company issued 62,970 shares of restricted stock to four of its executive officers under the 1999 Incentive Compensation Plan. The restricted stock vests over a three year period.

On February 27, 2003, the Company issued 10,500 shares of restricted stock to one of its senior officers under the 1995 Incentive Compensation Plan. In June 2004, the Company repurchased these shares of restricted stock as a result of the senior officer’s termination. The Company recorded $52,000 in reversal of deferred compensation costs and additional paid-in-capital at that date.

On April 30, 2003, the Company issued 1,729 shares of restricted stock to one of its senior officers under the 1999 Incentive Compensation Plan. The restricted stock vests over a three year period.

On July 31, 2003, the Company issued 3,959 shares of restricted stock to one of its senior officers under the 1999 Incentive Compensation Plan. The restricted stock vests over a three year period.

On January 21, 2004, the Company issued a total of 132,789 shares of restricted stock to five of its executive officers under the 1999 Incentive Compensation Plan. The restricted stock vests over a three year period.

On October 6, 2004, New Century consummated a public offering of 13,500,000 shares of its common stock at $58.00 per share for gross proceeds of approximately $783 million. Concurrent with the closing of the public offering, New Century sold 636,885 shares of its common stock in a private placement transaction to Friedman, Billings, Ramsey Group, Inc. for gross proceeds of approximately $35 million. New Century agreed to register for resale the shares purchased by Friedman, Billings, Ramsey Group, Inc. in the private placement.

On November 3, 2004, the Company issued a total of 19,302 shares of restricted stock to six members of its board of directors under the 2004 Performance Incentive Plan. The restricted stock vests over a three year period.

On February 2, 2005, the Company declared a cash dividend of $1.55 per share. The dividend will be paid on April 29, 2005 to stockholders of record on April 15, 2005.

Included in personnel expenses for the years ended December 31, 2004, 2003, and 2002 is $4,944,000, $3,326,000, and $1,468,000, respectively, related to the amortization of deferred compensation.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

(c) Warrants

In May 1997, the Company issued to Comerica Bank warrants to purchase 100,000 shares of common stock at $11.00 per share and in September 1997, the Company issued an additional 50,000 warrants at $11.00 per share pursuant to the completion of certain services by Comerica Bank with respect to servicing the Company’s loans. The warrants granted are exercisable over five years, and were fully vested at December 31, 2000. The Company valued the warrants at $675,000 on the measurement date. As of December 31, 1999, the value of the warrants had been amortized as general and administrative expenses. The last 50,000 warrants were exercised during 2002.

(d) Treasury Stock

The Company’s Stock Repurchase Program originally authorized the repurchase of up to 5.8 million shares. From inception of the Program through December 31, 2004, the Company had repurchased 4.2 million shares. The Company did not repurchase stock during 2004. The Company periodically directs its stock transfer agent to cancel repurchased shares. All repurchased common shares were canceled as of December 31, 2004, except for 2,500 shares which are included in treasury stock.

(e) Stock Split

On May 21, 2003, the Board of Directors approved a three-for-two stock split of the Company’s common stock in the form of a stock dividend payable on July 11, 2003 to stockholders of record at the close of business on June 12, 2003, the record date. On July 11, 2003 each eligible stockholder received one share of common stock for every two whole shares of common stock owned by the applicable stockholder as of the record date and a cash payment in lieu of any fractional shares of common stock owned by the applicable stockholder on such date. Unless specifically indicated otherwise, all share and per share data in this report reflect the stock split.

(f) Minimum Net Worth

The Company’s mortgage banking business is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”), Fannie Mae, Freddie Mac, and state regulatory authorities with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations require, among other things, that the Company maintain a minimum net worth of $250,000. As of December 31, 2004, the Company was in compliance with these requirements.

(21) Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using available market information and appropriate valuation methods. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methods may have a material impact on the estimated fair value amounts.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

The estimated fair values of the Company’s financial instruments as of December 31 are as follows (dollars in thousands):

	2004
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$842,854	842,854
Restricted cash	454,035	454,035
Mortgage loans receivable held for sale, net	3,922,865	3,999,753
Mortgage loans held for investment, net	13,195,324	13,778,602
Residual interests in securitizations	148,021	148,021
Euro Dollar futures contracts	26,226	26,226
Interest rate cap contracts	7,437	7,437

Financial liabilities:
Credit facilities	$3,704,268	3,704,268
Financing on mortgage loans held for investment	13,105,973	13,105,973
Convertible senior notes, net	5,392	5,837
Notes payable	37,638	37,638

	2003
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$278,598	278,598
Restricted cash	116,883	116,883
Mortgage loans receivable held for sale, net	3,422,211	3,535,353
Mortgage loans held for investment, net	4,745,937	4,924,441
Residual interests in securitizations	179,498	179,498
Interest rate cap contracts	3,521	3,521

Financial liabilities:
Credit facilities	$3,311,837	3,311,837
Financing on mortgage loans held for investment	4,686,323	4,686,323
Convertible senior notes, net	204,858	278,972
Notes payable	18,977	18,977
Euro Dollar futures contracts	7,865	7,865

The following methods and assumptions were used in estimating the Company’s fair value disclosures for financial instruments.

Cash and Cash Equivalents: The fair value of cash and cash equivalents approximates the carrying value reported in the balance sheet.

Restricted Cash: The fair value of restricted cash approximates the carrying value reported in the balance sheet.

Mortgage Loans Held for Sale: The fair value of mortgage loans held for sale is determined in the aggregate based on outstanding whole loan commitments from investors or current investor yield requirements.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

Mortgage Loans Held for Investment: The fair value of mortgage loans held for investment is determined by calculating the net present value of estimated future cash flows using a discount rate commensurate with the risks involved.

Residual Interests in Securitizations: The fair value of residual interests in securitizations is determined by calculating the net present value of estimated future cash flows using a discount rate commensurate with the risks involved.

Euro Dollar Futures Contracts: The fair value of Euro Dollar futures contracts is determined based on a market quote.

Interest Rate Cap Contracts: The fair value of interest rate cap contracts is determined based on a market quote.

Credit Facilities: The carrying value reported in the balance sheet approximates fair value as the credit facilities bear interest at a rate that approximates current market interest rates for similar types of credit.

Financing on Mortgage Loans Held for Investment: The fair value of financing on mortgage loans held for investment approximates the carrying value reported in the balance sheet as the financing bears interest at a rate that approximates current market interest rates for similar types of credit.

Convertible Senior Notes: The fair value of convertible senior notes is based on the current market price of the notes.

Notes Payable: The fair value of notes payable approximates the carrying value reported in the balance sheet as the notes bear interest at a rate that approximates current market interest rates for similar types of credit.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

(22) Consolidating Financial Information

On February 14, 2005, New Century and New Century TRS entered into a second supplemental indenture in connection with New Century’s agreement to guarantee the payment of New Century TRS’ obligations with respect to its 3.50% convertible senior notes due 2008 (see Note 9—Convertible Senior Notes).

The following is consolidating information as to the financial condition, results of operations and cash flows of New Century:

Consolidating Schedule—Balance Sheet

December 31, 2004

(dollars in thousands)

	New Century Financial Corporation	New Century Residual IV Corporation	New Century Credit Corporation	New Century TRS Holdings, Inc.	Eliminations	Consolidated
Assets
Cash and cash equivalents	$742,239	—	1,000	99,615	—	842,854
Restricted cash	9,000	274,408	—	170,627	—	454,035
Mortgage loans held for sale, net	—	—	—	3,922,865	—	3,922,865
Mortgage loans held for investment, net	—	8,582,010	806,479	3,834,614	(27,779)	13,195,324
Residual interests in securitizations	—	—	—	148,021	—	148,021
Mortgage servicing assets	—	—	—	8,249	—	8,249
Accrued interest receivable	—	43,374	1,328	21,506	—	66,208
Income taxes receivable	—	—	—	129,871	—	129,871
Deferred income taxes	—	—	—	50,969	—	50,969
Office property and equipment	—	—	—	47,266	—	47,266
Prepaid expenses and other assets	213	40,062	1,694	126,066	18,247	186,282
Due to/(from) affiliates	(30,568)	44,288	39,006	(52,726)	—	—
Investment in subsidiaries	1,240,315	—	—	—	(1,240,315)	—

Total assets	$1,961,199	8,984,142	849,507	8,506,943	(1,249,847)	19,051,944

Liabilities and Stockholders’ Equity
Credit facilities on mortgage loans held for sale	$—	—	—	3,704,268	—	3,704,268
Financing on mortgage loans held for investment, net	—	8,467,650	776,676	3,861,647	—	13,105,973
Accounts payable and accrued liabilities	82,634	8,277	59,853	169,344	—	320,108
Convertible senior notes, net	—	—	—	5,392	—	5,392
Notes payable	—	—	—	37,638	—	37,638

Total liabilities	82,634	8,475,927	836,529	7,778,289	—	17,173,379

Commitments and contingencies	—	—	—	—	—	—
Stockholders’ equity:
Common stock	547	—	—	—	—	547
Additional paid-in capital	1,101,091	450,152	3,000	—	(453,152)	1,101,091
Accumulated other comprehensive income (loss)	(4,700)	23,608	—	(28,307)	4,699	(4,700)
Retained earnings, restricted	781,627	34,455	9,978	756,961	(801,394)	781,627

Total stockholders’ equity	1,878,565	508,215	12,978	728,654	(1,249,847)	1,878,565

Total liabilities and stockholders’ equity	$1,961,199	8,984,142	849,507	8,506,943	(1,249,847)	19,051,944

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

Consolidating Schedule—Balance Sheet

December 31, 2003

(dollars in thousands)

New Century TRS Holdings, Inc.
Assets
Cash and cash equivalents	$10,441
Investment in subsidiary	746,627

Total assets	$757,068

Liabilities and Stockholders’ Equity
Convertible senior notes, net	204,858
Accounts payable and accrued liabilities	10,199

Total liabilities	215,057

Commitments and contingencies

Stockholders’ equity:
Common stock	338
Additional paid-in capital	33,417
Accumulated other comprehensive loss	(1,742)
Retained earnings, restricted	509,998

Total stockholders’ equity	542,011

Total liabilities and stockholders’ equity	$757,068

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidating Schedule

Statement of Income

December 31, 2004

(In thousands)

	New Century Financial Corporation	New Century Residual IV Corporation	New Century Credit Corporation	New Century TRS Holdings, Inc.	Eliminations	Consolidated
Interest income	$1,277	103,239	15,234	778,897	—	898,647
Interest expense	—	(42,601)	(5,270)	(319,223)	—	(367,094)

Net interest income	1,277	60,638	9,964	459,674	—	531,553
Provision for losses on mortgage loans held for investment	—	(17,808)	—	(52,442)	—	(70,250)

Net interest income after provision for losses	1,277	42,830	9,964	407,232	—	461,303
Other operating income:
Gain (loss) on sale of mortgage loans	—	(1,312)	15	811,418	(9,512)	800,609
Servicing fees received (paid)	(97)	(7,063)	(1)	36,057	—	28,896
Other income	—	—	—	4,415	—	4,415
Equity in net earnings of subsidiary	379,155	—	—	—	(379,155)	—

Total other operating income (loss)	379,058	(8,375)	14	851,890	(388,667)	833,920

Other operating expenses:
Personnel	64	—	—	419,672	—	419,736
General and administrative	2,700	—	—	143,717	—	146,417
Advertising and promotion	—	—	—	65,503	—	65,503
Professional services	—	—	—	27,669	—	27,669
Inducement expense	—	—	—	24,757	—	24,757

Total operating expenses	2,764	—	—	681,318	—	684,082

Earnings before income taxes	377,571	34,455	9,978	577,804	(388,667)	611,141
Income taxes	2,000	—	—	233,570	—	235,570

Net earnings	$375,571	34,455	9,978	344,234	(388,667)	375,571

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidating Schedule—Statements of Income

December 31, 2003 and 2002

(In thousands)

	December 31, 2003	December 31, 2002
	New Century TRS Holdings, Inc.	New Century TRS Holdings, Inc.
Interest income	$7,489	5,485
Interest expense	(4,049)	—

Net interest income	3,440	5,485
Provision for losses on mortgage loans held for investment	—	—

Net interest income after provision for losses	3,440	5,485
Other operating income:
Equity in net earnings of subsidiary	247,741	179,483

Total operating income	251,181	184,968

Other operating expenses:
Personnel	4,909	2,350
General and administrative	1,511	1,760
Professional services	913	993

Total operating expenses	7,333	5,103

Earnings before income taxes	243,848	179,865
Income tax expense (benefit)	(1,635)	165

Net earnings	$245,483	179,700

The condensed consolidating financial statements of the Company for years ending December 31, 2003 and 2002 are the historical financial statements of New Century TRS (formerly known as New Century Financial Corporation) per the Merger Agreement. The Merger Agreement became effective October 1, 2004, and was accounted for on an “as if pooling basis.” These consolidating financial statements give retroactive effect to the Merger for the periods presented.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidating Statements of Cash Flows

For the Year ended December 31, 2004

(In thousands)

	New Century Financial Corporation	New Century Residual IV Corporation	New Century Credit Corporation	New Century TRS Holdings, Inc.	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings	$375,571	34,455	9,978	344,234	(388,667)	375,571
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	65	17,784	—	56,273	—	74,122
Deferred income taxes	—	—	—	42,959	—	42,959
Increase in income taxes receivable	—	—	—	(129,871)	—	(129,871)
Cash received from residual interests in securitizations	—	—	—	41,453	—	41,453
Servicing gains	—	—	—	(7,923)	—	(7,923)
Accretion of NIRs	—	—	—	(17,673)	—	(17,673)
Fair value adjustment of residual interests in securitizations	—	—	—	7,697	—	7,697
Provision for losses on mortgage loans held for investment	—	17,808	—	52,442	—	70,250
Provision for repurchase losses	—	—	—	2,736	—	2,736
Mortgage loans originated or acquired for sale	—	—	—	(31,292,846)	—	(31,292,846)
Mortgage loan sales, net	—	—	—	30,329,278	—	30,329,278
Principal payments on loans receivable held for sale	—	—	—	461,208	—	461,208
Increase in short-term financing	—	—	—	392,431	—	392,431
Net change in other assets and liabilities	68,839	(92,675)	17,825	(39,695)	(18,267)	(63,973)
Equity in undistributed earnings of subsidiaries	(379,155)	—	—	—	379,155	—

Net cash provided by (used in) operating activities	65,320	(22,628)	27,803	242,703	(27,779)	285,419

Cash flows from investing activities:
Mortgage loans originated or acquired for investment, net	—	(8,731,100)	(806,479)	(1,510,477)	27,779	(11,020,277)
Principal payments on mortgage loans held for investment	—	564,286	—	1,883,912	—	2,448,198
Sale of mortgage loans to REIT	(450,152)	—	—	450,152	—	—
Sale of mortgage servicing rights	—	—	—	15,184	—	15,184
Purchase of office property and equipment	—	—	—	(28,977)	—	(28,977)

Net cash provided by (used in) investing activities	(450,152)	(8,166,814)	(806,479)	809,794	27,779	(8,585,872)

Cash flows from financing activities:
Proceeds form issuance of financing on mortgage loans held for investment, net	—	8,909,186	776,676	883,804	—	10,569,666
Repayment of financing on mortgage loans held for investment	—	(445,336)	—	(1,726,252)	—	(2,171,588)
Proceeds from issuance of stock	770,541	—	3,000	14,812	—	788,353
Convertible debt proceeds, net	379,608	—	—	(379,608)	—	—
(Increase) decrease in restricted cash	(9,000)	(274,408)	—	(53,744)	—	(337,152)
Call options sold	—	—	—	29,777	—	29,777
Increases in notes payable	—	—	—	18,661	—	18,661
Payment of dividends on common stock	(7,703)	—	—	(18,930)	—	(26,633)
Purchase of common stock	(6,375)	—	—	—	—	(6,375)

Net cash provided by (used in) financing activities	1,127,071	8,189,442	779,676	(1,231,480)	—	8,864,709

Net increase (decrease) in cash and cash equivalents	742,239	—	1,000	(178,983)	—	564,256
Cash and cash equivalents, beginning of year	—	—	—	278,598	—	278,598

Cash and cash equivalents, end of year	$742,239	—	1,000	99,615	—	842,854

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003 and 2002

(In thousands)

	2003	2002
	New Century TRS Holdings, Inc.	New Century TRS Holdings, Inc.
Cash flows from operating activities:
Net earnings	$245,483	179,700
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,869	1,468
Decrease (increase) in other assets	1	(1)
Increase in other liabilities	8,598	450
Equity in undistributed earnings of subsidiaries	(247,741)	(179,483)

Net cash provided by operating activities	10,210	2,134

Cash flows from investing activity:
Decrease (increase) in investment in and receivables from subsidiaries	(115,105)	46,113

Cash flows from financing activities:
Proceeds from issuance of stock	10,595	7,127
Convertible debt proceeds, net	204,315	—
Proceeds from sale of warrants	24,389	—
Purchase of call options	(46,819)	—
Purchase of treasury stock	(71,962)	(45,382)
Dividends paid on common stock	(11,515)	(4,552)
Dividends paid on preferred stock	—	(725)

Net cash provided by (used in) financing activities	109,003	(43,532)

Net increase in cash and cash equivalents	4,108	4,715
Cash and cash equivalents, beginning of year	6,333	1,618

Cash and cash equivalents, end of year	$10,441	6,333

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

(23) Segment and Related Information

The operating segments reported below are the segments of the Company for which separate financial information is available and for which revenues and operating income amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance.

The portfolio segment uses the Company’s equity capital and borrowed funds to invest in its mortgage loan portfolio, which it purchases from the mortgage loan operations segment, thereby producing net interest income. The mortgage loan operations segment purchases and originates non-conforming residential mortgage loans through relationships with various mortgage companies, mortgage brokers, correspondent lenders, and directly to borrowers. The mortgage loan operations segment records (i) interest income, interest expense, provision for mortgage loan losses on the loans it holds prior to selling its loans to the portfolio segment, (ii) interest income, interest expense, provision for mortgage loan losses on mortgage loans it holds in its portfolio and (iii) gain on sale of mortgage loans. The servicing segment services loans, seeking to ensure that loans are repaid in accordance with their terms and earns a servicing fee based upon the dollar amount of the servicing portfolio.

For its portfolio segment, management evaluates mortgage assets at the segment level. As such, the year end balances of these assets are included herein.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

For the fiscal years ended December 31, 2004, 2003, and 2002 (dollars in thousands):

	2004
	REIT & Qualified REIT Subsidiaries	Taxable REIT Subsidiary
	Portfolio	Portfolio	Mortgage Loan Operations	Servicing and Other	Eliminations	Total
Interest income	$119,750	426,856	352,041	—	—	$898,647
Interest expense	(47,871)	(174,651)	(144,572)	—	—	(367,094)

Net interest income	71,879	252,205	207,469	—	—	531,553
Provision for losses on mortgage loans held for investment	(17,808)	(52,442)	—	—	—	(70,250)

Net interest income after provision for losses	54,071	199,763	207,469	—	—	461,303
Other operating income (loss):
Gain (loss) on sale of mortgage loans	(1,297)	—	811,418	—	(9,512)	800,609
Servicing & other income (loss)	(7,161)	—	(31,135)	71,607	—	33,311

Total other operating income (loss)	(8,458)	—	780,283	71,607	(9,512)	833,920
Operating expenses	2,764	—	653,676	27,642	—	684,082

Earnings before income taxes	$42,849	199,763	334,076	43,965	(9,512)	$611,141

Funding Volume	$—	—	42,199,640	—	—	$42,199,640

Securitizations structured as financings	$8,431,734	1,679,397	—	—	—	$10,111,131

Mortgage assets at December 31, 2004	$9,388,489	3,834,614	3,922,865	—	(27,779)	$17,118,189

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

	2003
	Taxable REIT Subsidiary			Eliminations	Total
	Portfolio	Mortgage Loan Operations	Servicing and Other
Interest income	$128,934	224,757	—	—	$353,691
Interest expense	(36,836)	(80,739)	—	—	(117,575)

Net interest income	92,098	144,018	—	—	236,116
Provision for losses on mortgage loans held for investment	(26,304)	—	—	—	(26,304)

Net interest income after provision for losses	65,794	144,018	—	—	209,812
Other operating income:
Gain on sale of mortgage loans	—	611,136	—	—	611,136
Servicing & other income (loss)	—	(13,786)	24,925	—	11,139

Total other operating income	—	597,350	24,925	—	622,275
Operating expenses	—	391,970	16,865	—	408,835

Earnings before income taxes	$65,794	349,398	8,060	—	$423,252

Funding Volume	$—	27,382,838	—	—	$27,382,838

Securitizations structured as financings	$4,946,781	—	—	—	$4,946,781

Mortgage assets at December 31, 2003	$4,745,937	3,422,211	—	—	$8,168,148

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

	2002
	Taxable REIT Subsidiary
	Portfolio	Mortgage Loan Operations	Servicing and Other	Eliminations	Total
Interest income	$31,723	122,331	—	—	$154,054
Interest expense	(1,249)	(49,339)	—	—	(50,588)

Net interest income	30,474	72,992	—	—	103,466
Provision for losses on mortgage loans held for investment	—	—	—	—	—

Net interest income after provision for losses	30,474	72,992	—	—	103,466
Other operating income:					—
Gain on sale of mortgage loans	—	451,744	—	—	451,744
Servicing & other income (loss)	—	498	(50)	—	448

Total other operating income (loss)	—	452,242	(50)	—	452,192
Operating expenses	—	243,479	5,843	—	249,322

Earnings (loss) before income taxes	$30,474	281,755	(5,893)	—	$306,336

Funding Volume	$—	14,201,496	—	—	$14,201,496

Securitizations structured as financings	$—	—	—	—	$—

Mortgage assets at December 31, 2002	$—	1,920,396	—	—	$1,920,396

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

(24) Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data are presented below by quarter for the years ended December 31 (dollars in thousands, except per share amounts):

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
Interest income	$153,128	191,135	264,923	289,461
Interest expense	(55,964)	(67,306)	(106,784)	(137,040)

Net interest income	97,164	123,829	158,139	152,421
Provision for losses on mortgage loans held for investment	(19,869)	(17,112)	(25,769)	(7,500)

Net interest income after provision for losses	77,295	106,717	132,370	144,921
Other operating income:
Gain on sale of mortgage loans	201,976	215,051	203,390	180,192
Servicing and other income	5,896	8,582	10,518	8,315

Total other operating income	207,872	223,633	213,908	188,507
Operating expenses:
Personnel	80,966	109,000	99,038	130,732
General and administrative	29,832	34,551	40,783	41,251
Inducement expense—convertible senior notes	—	—	—	24,757
Advertising and promotion	13,565	15,684	16,978	19,276
Professional services	4,337	8,729	7,367	7,236

Total operating expenses	128,700	167,964	164,166	223,252

Earnings before income taxes	156,467	162,386	182,112	110,176
Income taxes	69,222	60,009	74,833	31,506

Net earnings	$87,245	102,377	107,279	78,670

Basic earnings per share	$2.64	3.07	3.21	1.66
Diluted earnings per share	2.11	2.46	2.53	1.44

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004 and 2003

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Interest income	$52,713	65,834	90,886	144,258
Interest expense	(17,551)	(19,749)	(27,934)	(52,341)

Net interest income	35,162	46,085	62,952	91,917
Provision for losses on mortgage loans held for investment	(3,182)	(4,504)	(8,113)	(10,505)

Net interest income after provision for losses	31,980	41,581	54,839	81,412
Other operating income:
Gain on sale of mortgage loans	125,802	146,282	163,630	175,422
Servicing and other income	2,473	3,348	2,398	2,920

Total other operating income	128,275	149,630	166,028	178,342
Operating expenses:
Personnel	49,179	50,449	72,546	76,622
General and administrative	24,083	26,019	23,371	31,828
Advertising and promotion	6,187	6,388	6,562	6,981
Professional services	2,749	4,221	6,837	14,813

Total operating expenses	82,198	87,077	109,316	130,244

Earnings before income taxes	78,057	104,134	111,551	129,510
Income taxes	32,318	43,319	46,673	55,459

Net earnings	$45,739	60,815	64,878	74,051

Basic earnings per share	$1.34	1.78	1.92	2.24
Diluted earnings per share	1.27	1.67	1.58	1.80

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of April 21, 2004, by and among New Century TRS Holdings, Inc. (f/k/a New Century Financial Corporation), New Century Financial Corporation (f/k/a New Century REIT, Inc.) and NC Merger Sub, Inc.(26)

3.1	Articles of Amendment and Restatement of New Century Financial Corporation.(56)

3.2	Amended and Restated Bylaws of New Century Financial Corporation.(56)

3.3	Articles Supplementary of New Century Financial Corporation.(48)

4.1	Registration Rights Agreement, dated May 30, 1997, by and between New Century TRS Holdings, Inc. and certain of its stockholders.(1)

4.2	Indenture, dated as of July 8, 2003, between New Century TRS Holdings, Inc. and Wells Fargo Bank, National Association.(21)

4.3	First Supplemental Indenture, dated as of September 30, 2004, by and among New Century TRS Holdings, Inc., New Century Financial Corporation and Wells Fargo Bank, National Association.(48)

4.4	Second Supplemental Indenture, dated as of February 14, 2005, by and among New Century TRS Holdings, Inc., New Century Financial Corporation and Wells Fargo Bank, National Association.(67)

4.5	Registration Rights Agreement, dated as of October 6, 2004, by and between New Century Financial Corporation and Friedman, Billings, Ramsey Group, Inc.(50)

4.6	Specimen Certificate for New Century Financial Corporation’s Common Stock (incorporated by reference to the joint filing of New Century Financial Corporation’s Form S-3 Registration Statement (333-119753) and New Century TRS Holdings, Inc.’s Post-Effective Amendment No. 3 to the Registration Statement (No. 333-109727) on Form S-3, as filed with the Securities and Exchange Commission on October 14, 2004.)

10.1	Industrial Lease, dated October 11, 1999, between New Century TRS Holdings, Inc. and The Irvine Company.(4)

10.2	Master Loan & Security Agreement, among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corp., dated April 1, 2000.(3)

(a) Amendment No. 1 to the Master Loan and Security Agreement, dated as of March 30, 2001, among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corp.(6)

(b) Amendment No. 2 to the Master Loan and Security Agreement, dated as of May 1, 2001, among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corp.(6)

(c) Amendment No. 3 to the Master Loan & Security Agreement, dated as of November 13, 2002, among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corp.(14)

(d) Amendment No. 4 to the Master Loan and Security Agreement, dated December 23, 2002, among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corp.(14)

(e)    Amendment No. 5 to the Master Loan and Security Agreement, dated May 13, 2003, among New Century Mortgage Corporation, NC Capital Corporation and Citigroup Global Markets Realty Corp., as successor to Salomon Brothers Realty Corp.(16)

Exhibit Number	Description of Document

(f)     Amendment Number Six to the Master Loan and Security Agreement, dated as of December 29, 2003, among New Century Mortgage Corporation, NC Capital Corporation and Citigroup Global Markets Realty Corp., as successor to Salomon Brothers Realty Corp.(23)

(g)    Amendment Number Seven to the Master Loan and Security Agreement, dated as of April 19, 2004, among New Century Mortgage Corporation, NC Capital Corporation and Citigroup Global Markets Realty Corp., as successor to Salomon Brothers Realty Corp.(27)

10.3	Limited Guaranty, dated as of April 1, 2000, by New Century Mortgage Corporation in favor of Salomon Brothers Realty Corp. and Salomon Smith Barney Inc.(17)

10.4	Servicing Rights Purchase Agreement, dated February 28, 2001, between Ocwen Federal Bank FSB and New Century Mortgage Corporation.(5)

10.5	Fifth Amended and Restated Credit Agreement, dated May 23, 2001, among New Century Mortgage Corporation, NC Capital Corporation and U.S. Bank National Association.(7)

(a) First Amendment to the Fifth Amended and Restated Credit Agreement, dated January 11, 2002, among New Century Mortgage Corporation, NC Capital Corporation and U.S. Bank National Association.(9)

(b) Second Amendment to Fifth Amended and Restated Credit Agreement, dated as of March 25, 2002, among New Century Mortgage Corporation, NC Capital Corporation and U.S. Bank National Association.(10)

10.6	Master Repurchase Agreement, dated July 19, 2001, among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation.(7)

(a) Amendment No. 1 to Master Repurchase Agreement, dated August 31, 2001, among CDC Mortgage Capital, Inc., New Century Mortgage Corporation and NC Capital Corporation.(8)

(b) Amendment No. 2 to the Master Repurchase Agreement, dated as of December 2001, among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation.(9)

(c) Amendment No. 3 to the Master Repurchase Agreement, dated as of February 22, 2002, among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation.(9)

(d) Amendment No. 4 to the Master Repurchase Agreement, dated as of March 15, 2002, among New Century Mortgage Corporation, NC Capital Corporation and CDC Mortgage Capital, Inc.(10)

10.7	Guarantee, dated as of July 19, 2001, by New Century TRS Holdings, Inc. in favor of CDC Mortgage Capital Inc.(17)

10.8	Letter Agreement, dated as of April 28, 2004, among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation.(27)

10.9	Letter Agreement, dated as of May 14, 2004, among New Century TRS Holdings, Inc., NC Capital Corporation, New Century Mortgage Corporation and CDC Mortgage Capital Inc.(28)

10.10	Amended and Restated Master Loan and Security Agreement, dated December 1, 2001, between NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc.(9)

(a) Amendment No. 1 to the Amended and Restated Master Loan and Security Agreement, dated February 15, 2002, among NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc.(9)

Exhibit Number	Description of Document
(b) Amendment No. 2 to Amended and Restated Master Loan and Security Agreement, dated as of May 9, 2002, between NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc.(12)

(c) Amendment No. 3 to Amended and Restated Master Loan and Security Agreement, dated as of June 20, 2002, between NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc.(13)

(d) Amendment No. 4 to Amended and Restated Master Loan and Security Agreement, dated as of August 15, 2002, between NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc.(13)

10.11	Letter Agreement, dated January 1, 2002, between NC Capital Corporation, New Century Mortgage Corporation and Salomon Brothers Realty Corp.(9)

(a) Amendment No. 1 to the Letter Agreement, dated December 23, 2002, among NC Capital Corporation, New Century Mortgage Corporation and Salomon Brothers Realty Corp.(15)

(b) Amendment No. 2 to the Letter Agreement, dated April 30, 2003, among NC Capital Corporation, New Century Mortgage Corporation and Salomon Brothers Realty Corp.(20)

(c)    Amendment Number Three to Letter Agreement, dated September 16, 2003, among NC Capital Corporation, New Century Mortgage Corporation and Citigroup Global Markets Realty Corp., as successor to Salomon Brothers Realty Corp.(23)

(d)    Amendment Number Four to the Letter Agreement, dated December 29, 2003, among New Century Mortgage Corporation, NC Capital Corporation and Citigroup Global Markets Realty Corp., as successor to Salomon Brothers Realty Corp.(25)

(e)    Amendment Number Five to the Letter Agreement, dated as of March 31, 2004, among New Century Mortgage Corporation, NC Capital Corporation and Citigroup Global Markets Realty Corp., as successor to Salomon Brothers Realty Corp.(25)

(f)     Amendment Number Six to the Letter Agreement dated as of June 25, 2004, among New Century Mortgage Corporation, NC Capital Corporation and Citigroup Global Markets Realty Corp., as successor to Salomon Brothers Realty Corp.(33)

10.12	Limited Guaranty, dated as of January 1, 2002, by New Century Mortgage Corporation in favor of Salomon Brothers Realty Corp. and Salomon Smith Barney Inc.(17)

10.13	Master Contribution Agreement, dated as of May 13, 2002, between New Century Mortgage Corporation and New Century Funding A.(11)

10.14	Amended and Restated Master Repurchase Agreement, dated as of May 21, 2004, between New Century Funding A and Bank of America, N.A.(34)

(a) Amendment No. 1 to the Amended and Restated Master Repurchase Agreement, dated as of October 1, 2004, between New Century Funding A and Bank of America, N.A.(49)

10.15	Amended and Restated Guaranty and Pledge Agreement, dated as of May 21, 2004, among New Century TRS Holdings, Inc., New Century Mortgage Corporation and Bank of America, N.A.(34)

10.16	Amended and Restated Master Repurchase Agreement, dated as of May 10, 2002, among CDC Mortgage Capital, Inc., New Century Mortgage Corporation and NC Capital Corporation.(11)

(a)    Amendment No. 1 to the Amended and Restated Master Repurchase Agreement, dated as of July 26, 2002, among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation.(13)

Exhibit Number	Description of Document

(b)    Amendment No. 2 to the Amended and Restated Master Repurchase Agreement, dated as of August 5, 2002, among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation.(13)

(c) Amendment No. 3 to the Amended and Restated Master Repurchase Agreement, dated March 14, 2003, among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation.(15)

10.17	Committed Note Purchase Agreement and Security Agreement, dated as of May 10, 2002, among New Century Funding I, UBS Warburg Real Estate Securities Inc. and each person party thereto as a Purchaser or a Noteholder from time to time.(11)

(a)    Amendment No. 1 to the Committed Note Purchase and Security Agreement, dated as of June 15, 2002, among New Century Funding I, UBS Warburg Real Estate Securities Inc. and each person party thereto as a Purchaser or a Noteholder from time to time.(13)

(b)    Amendment No. 2 to the Committed Note Purchase and Security Agreement, dated as of November 21, 2002, among New Century Funding I, UBS Warburg Real Estate Securities Inc. and each person party thereto as a Noteholder from time to time.(14)

(c)    Amendment No. 3 to the Committed Note Purchase and Security Agreement, dated as of June 23, 2003, among New Century Funding I, UBS Warburg Real Estate Securities Inc. and each person party thereto as a Purchaser or a Noteholder from time to time.(17)

(d)    Amendment No. 4 to the Committed Note Purchase and Security Agreement, dated as of May 14, 2004, among New Century Funding I, UBS Real Estate Securities Inc. (f/k/a UBS Warburg Real Estate Securities Inc.) and each person party thereto as a Purchaser or a Noteholder from time to time.(28)

(e)    Amendment No. 5 to the Committed Note Purchase and Security Agreement, dated as of June 11, 2004, among New Century Funding I and UBS Real Estate Securities Inc. (f/k/a UBS Warburg Real Estate Securities Inc.) and each person party thereto as a Purchaser or a Noteholder from time to time.(30)

(f)     Amendment No. 6 to the Committed Note Purchase and Security Agreement, dated June 18, 2004, between New Century Funding I and UBS Real Estate Securities Inc. (f/k/a UBS Warburg Real Estate Securities Inc.) and each person party thereto as a Purchaser or a Noteholder from time to time.(31)

(g)    Amendment No. 7 to the Committed Note Purchase and Security Agreement, dated as of September 30, 2004, between New Century Funding I and UBS Real Estate Securities Inc. (f/k/a UBS Warburg Real Estate Securities Inc.) and each person party thereto as a Purchaser or a Noteholder from time to time.(49)

10.18	Loan Purchase Agreement, dated as of May 10, 2002, among New Century Mortgage Corporation, New Century TRS Holdings, Inc. and New Century Funding I.(11)

(a) Amendment No. 1 to Loan Purchase Agreement, dated as of November 21, 2002, among New Century Mortgage Corporation, New Century TRS Holdings, Inc. and New Century Funding I.(14)

(b) Amendment No. 2 to Loan Purchase Agreement, dated as of June 23, 2003, among New Century Mortgage Corporation, New Century TRS Holdings, Inc. and New Century Funding I.(17)

(c) Amendment No. 3 to Loan Purchase Agreement, dated June 18, 2004, among New Century Funding I, New Century TRS Holdings, Inc., New Century Mortgage Corporation and NC Capital Corporation.(31)

Exhibit Number	Description of Document
10.19	Waiver and Consent, dated May 13, 2002, under the Subordinated Loan Agreement between New Century Mortgage Corporation and U.S. Bank National Association dated as of April 28, 2000.(11)

10.20	First Amendment to Lease, dated May 1, 2000, between The Irvine Company and New Century TRS Holdings, Inc.(12)

10.21

Office Lease Agreement, dated April 23, 2002, between Koll Center Irvine Number Two, L.L.C. and New Century Mortgage Corporation.(12)

(a) First Amendment to Office Lease Agreement, dated May 12, 2003, between Koll Center Irvine Number Two, L.L.C. and New Century Mortgage Corporation.(45)

10.22	Unit Purchase Agreement, dated as of May 24, 2002, among Gary Busacca, Marc Loewenthal, Jeffrey Lemieux, David Logsdon, eGarden, Inc., and New Century Mortgage Corporation.(12)

10.23	Master Repurchase Agreement, dated as of May 30, 2002, between Salomon Brothers Realty Corp. and New Century Funding SB-1.(12)

(a) Amendment No. 1 to the Master Repurchase Agreement, dated December 23, 2002, between New Century Funding SB-1 and Salomon Brothers Realty Corp.(14)

(b)    Amendment No. 2 to the Master Repurchase Agreement, dated May 13, 2003, between New Century Funding SB-1 and Citigroup Global Markets Realty Corp., as successor to Salomon Brothers Realty Corp.(16)

(c)    Amendment Number Three to the Master Repurchase Agreement, dated September 16, 2003, between New Century Funding SB-I and Citigroup Global Markets Realty Corp., as successor to Salomon Brothers Realty Corp.(19)

(d)    Amendment Number Four to the Master Repurchase Agreement, dated as of December 29, 2003, between New Century Funding SB-1 and Citigroup Global Markets Realty Corp., as successor to Salomon Brothers Realty Corp.(23)

(e)    Amendment Number Five to the Master Repurchase Agreement, dated as of March 31, 2004, between New Century Funding SB-1 and Citigroup Global Markets Realty Corp., as successor to Salomon Brothers Realty Corp.(27)

(f)     Amendment Number Six to the Master Repurchase Agreement, dated as of June 25, 2004, between New Century Funding SB-1 and Citigroup Global Markets Realty Corp., as successor to Salomon Brothers Realty Corp.(33)

(g) Amendment Number Seven to the Master Repurchase Agreement, dated as of October 1, 2004, between New Century Funding SB-1 and Citigroup Global Markets Realty Corp.(49)

(h) Amendment Number Eight to the Master Repurchase Agreement, dated as of December 29, 2004, between New Century Funding SB-1 and Citigroup Global Markets Realty Corp.(62)

10.24	Master Contribution Agreement, dated as of May 30, 2002, between New Century Mortgage and New Century Funding SB-1.(12)

10.25	Guaranty and Pledge Agreement, dated as of May 30, 2002, by New Century TRS Holdings, Inc. and New Century Mortgage Corporation in favor of Salomon Brothers Realty Corp.(17)

(a)    Amended and Restated Guaranty and Pledge Agreement, dated as of October 1, 2004, among New Century Financial Corporation, New Century Mortgage Corporation and Citigroup Global Markets Realty Corp.(49)

10.26	Lease, dated May 31, 2002, between The Irvine Company and New Century Mortgage Corporation.(12)

Exhibit Number	Description of Document
10.27	Second Amendment to Lease, dated June 17, 2002, between The Irvine Company and New Century TRS Holdings, Inc.(12)

(a) Third Amendment to Lease, dated September 12, 2002, between The Irvine Company and New Century TRS Holdings, Inc.(45)

(b) Fourth Amendment to Lease, dated October 14, 2003, between The Irvine Company and New Century TRS Holdings, Inc.(45)

(c) Fifth Amendment to Lease, dated February 5, 2004, between The Irvine Company and New Century TRS Holdings, Inc.(45)

(d) Sixth Amendment to Lease, dated September 10, 2004, between The Irvine Company and New Century TRS Holdings, Inc.(46)

(e) Seventh Amendment to Lease, dated October 12, 2004, by and between New Century TRS Holdings, Inc. and The Irvine Company.(52)

10.28	Lease, dated June 17, 2002, between The Irvine Company and New Century Mortgage Corporation.(12)

(a) First Amendment to Lease dated November 5, 2002 by and between The Irvine Company, New Century Mortgage Corporation and the Anyloan Company.(45)

10.29	Office Space Lease, dated June 29, 2002, between National Office Partners Limited Partnership and New Century Mortgage Corporation.(12)

(a) Amendment to Office Space Lease dated September 17, 2003 by and between National Office Partners Limited Partnership and New Century Mortgage Corporation.(45)

10.30	Master Loan and Security Agreement, dated December 1, 2002, between NC Capital Corporation and Morgan Stanley Mortgage Capital Inc.(14)

(a) Amendment No. 1 to Master Loan and Security Agreement, dated as of March 27, 2003, between NC Capital Corporation and Morgan Stanley Mortgage Capital, Inc.(15)

10.31	Amended and Restated Master Loan and Security Agreement, dated June 20, 2003, among NC Capital Corporation, New Century Mortgage Corporation and Morgan Stanley Mortgage Capital, Inc.(17)

(a)    Amendment No. 1 to the Amended and Restated Master Loan and Security Agreement, dated as of September 15, 2003, among NC Capital Corporation, New Century Mortgage Corporation and Morgan Stanley Mortgage Capital, Inc.(19)

(b)    Amendment No. 2 to the Amended and Restated Master Loan and Security Agreement, dated as of December 11, 2003, among NC Capital Corporation, New Century Mortgage Corporation and Morgan Stanley Mortgage Capital, Inc.(22)

(c)    Amendment No. 3 to the Amended and Restated Master Loan and Security Agreement, dated as of January 13, 2004, among NC Capital Corporation, New Century Mortgage Corporation and Morgan Stanley Mortgage Capital Inc.(23)

10.32	Amended and Restated Guaranty, dated as of June 20, 2003, by New Century TRS Holdings, Inc. in favor of Morgan Stanley Mortgage Capital, Inc.(17)

(a) Amendment No. 1 to the Amended and Restated Guaranty, dated as of September 18, 2003, by New Century TRS Holdings, Inc. in favor of Morgan Stanley Mortgage Capital Inc.(19)

10.33	Second Amended and Restated Master Repurchase Agreement, dated as of June 23, 2003, among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation.(17)

Exhibit Number	Description of Document

(a)    Amendment No. 1 to the Second Amended and Restated Master Repurchase Agreement, dated as of June 30, 2003, among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation.(17)

(b)    Amendment No. 2 to the Second Amended and Restated Master Repurchase Agreement, dated as of September 3, 2003, among New Century Mortgage Corporation, NC Capital Corporation and CDC Mortgage Capital Inc.(18)

(c)    Amendment No. 3 to the Second Amended and Restated Master Loan Purchase Agreement, dated September 30, 2003, among NC Capital Corporation, New Century Mortgage Corporation and CDC Mortgage Capital Inc.(19)

(d)    Amendment No. 4 to the Second Amended and Restated Master Loan Purchase Agreement, dated February 12, 2004, among NC Capital Corporation, New Century Mortgage Corporation and CDC Mortgage Capital, Inc.(24)

(e) Letter Agreement, dated as of June 18, 2004, among New Century Mortgage Corporation, NC Capital Corporation and CDC Mortgage Capital Inc.(31)

(f) Letter Agreement, dated as of July 1, 2004, among New Century Mortgage Corporation, NC Capital Corporation and CDC Mortgage Capital Inc.(35)

(g) Letter Agreement, dated as of July 15, 2004, among New Century Mortgage Corporation, NC Capital Corporation and CDC Mortgage Capital Inc.(36)

(h) Letter Agreement, dated as of July 29, 2004, among New Century Mortgage Corporation, NC Capital Corporation and CDC Mortgage Capital Inc.(38)

(i) Letter Agreement, dated as of August 11, 2004, among New Century Mortgage Corporation, NC Capital Corporation and CDC Mortgage Capital Inc.(42)

(j) Letter Agreement, dated as of August 30, 2004, among New Century Mortgage Corporation, NC Capital Corporation and CDC Mortgage Capital Inc.(43)

10.34	Master Loan and Security Agreement, dated June 26, 2003, between New Century Mortgage Corporation and Greenwich Capital Financial Products, Inc.(17)

10.35	Servicer Advance Financing Facility Agreement, dated as of August 28, 2003, between Citigroup Global Markets Realty Corp. and New Century Mortgage Corporation.(18)

(a) Amendment Number One to Servicer Advance Financing Facility Agreement, dated as of August 27, 2004, between Citigroup Global Markets Realty Corp. and New Century Mortgage Corporation.(43)

(b) Amend Number Two to the Servicer Advance Financing Facility Agreement, dated as of October 1, 2004, between New Century Mortgage Corporation and Citigroup Global Markets Realty Corp. (49)

10.36	Guaranty, dated as of August 28, 2003, by New Century TRS Holdings, Inc. in favor of Citigroup Global Markets Realty Corp.(18)

(a) Amended and Restated Guaranty, dated as of October 1, 2004, by New Century Financial Corporation in favor of Citigroup Global Markets Realty Corp.(49)

10.37	Master Repurchase Agreement, dated September 25, 2003, between NC Capital Corporation and Bear Stearns Mortgage Capital Corporation.(19)

10.38	Guaranty, dated as of September 25, 2003, by New Century TRS Holdings, Inc. in favor of Bear Stearns Mortgage Capital Corporation.(19)

Exhibit Number	Description of Document
10.39	Master Repurchase Agreement, dated as of October 31, 2003, by and between Bear Stearns Mortgage Capital Corporation and NC Capital Corporation.(20)

(a) Amendment No. 1 to Master Repurchase Agreement, dated as of January 14, 2004, between Bear Stearns Mortgage Capital Corporation and NC Capital Corporation.(24)

(b) Amendment No. 2 to Master Repurchase Agreement, dated as of June 29, 2004, among NC Capital Corporation, NC Residual II Corporation and Bear Stearns Mortgage Capital Corporation.(33)

(c)    Amendment and Joinder No. 3 to the Master Repurchase Agreement, dated as of October 1, 2004, among NC Residual II Corporation, NC Capital Corporation, New Century Credit Corporation and Bear Stearns Mortgage Capital Corporation.(49)

(d)    Amendment No. 4 to Master Repurchase Agreement, dated as of December 30, 2004, among New Century Credit Corporation, NC Capital Corporation, NC Residual II Corporation and Bear Stearns Mortgage Capital Corporation.(62)

10.40	Guaranty, dated as of October 31, 2003, by New Century TRS Holdings, Inc. in favor of Bear Stearns Mortgage Capital Corporation.(20)

10.41	Guaranty dated as of June 29, 2004, by New Century TRS Holdings, Inc. in favor of Bear Stearns Mortgage Capital Corporation.(33)

10.42	Guaranty, dated as of October 1, 2004, by New Century Financial Corporation in favor of Bear Stearns Mortgage Capital Corporation. (49)

10.43	Mortgage Loan Purchase and Servicing Agreement, dated as of September 5, 2003, between Von Karman Funding LLC and New Century Mortgage Corporation.(20)

10.44	Security Agreement, dated as of September 5, 2003, between Von Karman Funding LLC and Deutsche Bank Trust Company Americas.(20)

10.45	Guaranty, dated as of September 5, 2003, by New Century TRS Holdings, Inc. in favor of Citibank, N.A.(20)

10.46	Confirmation, dated as of September 5, 2003, between Von Karman Funding LLC and Citibank, N.A.(20)

10.47	Schedule to the Master Agreement, dated as of September 5, 2003, between Citibank, N.A. and Von Karman Funding LLC.(20)

10.48	Confirmation for Swap Transaction under Existing 1992 Master Agreement, dated as of September 5, 2003, between NC Capital Corporation and Citibank, N.A.(20)

10.49	Schedule to the ISDA Master Agreement, dated as of September 5, 2003, between Citibank, N.A. and NC Capital Corporation.(20)

10.50	Master Repurchase Agreement, dated as of December 2, 2003, between Bank of America, N.A. and NC Capital Corporation.(22)

(a) Amendment Number One to the Master Repurchase Agreement, dated as of April 12, 2004, between Bank of America, N.A. and NC Capital Corporation.(27)

10.51	Guaranty Agreement, dated as of December 2, 2003, by New Century TRS Holdings, Inc. and New Century Mortgage Corporation in favor of Bank of America, N.A.(22)

10.52	Second Amended and Restated Master Loan and Security Agreement, dated as of January 30, 2004, among NC Capital Corporation, New Century Mortgage Corporation, Morgan Stanley Bank and Morgan Stanley Mortgage Capital, Inc.(24)

Exhibit Number	Description of Document

(a)    Amendment No. 1 and Joinder to Second Amended and Restated Master Loan and Security Agreement, dated May 21, 2004, among New Century Mortgage Corporation, NC Capital Corporation, Morgan Stanley Bank and Morgan Stanley Mortgage Capital, Inc.(34)

(b)    Amendment No. 2 to Second Amended and Restated Master Loan and Security Agreement, dated June 9, 2004, among NC Capital Corporation, New Century Mortgage Corporation, NC Residual II Corporation, Morgan Stanley Bank, and Morgan Stanley Mortgage Capital, Inc.(30)

(c)    Amendment No. 3 to Second Amended and Restated Master Loan and Security Agreement, dated as of June 18, 2004, among NC Capital Corporation, New Century Mortgage Corporation, NC Residual II Corporation, Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc.(31)

(d)    Amendment No. 4 to Second Amended and Restated Master Loan and Security Agreement, dated as of June 30, 2004, among NC Capital Corporation, New Century Mortgage Corporation, NC Residual II Corporation, Morgan Stanley Bank and Morgan Stanley Capital Inc.(45)

(e)    Amendment No. 5 to Second Amended and Restated Master Loan and Security Agreement, dated as of August 6, 2004, among NC Capital Corporation, New Century Mortgage Corporation, NC Residual II Corporation, Morgan Stanley Bank and Morgan Stanley Capital Inc.(40)

(f)     Amendment No. 6 to Second Amended and Restated Master Loan and Security Agreement, dated as of September 8, 2004, among NC Capital Corporation, New Century Mortgage Corporation, NC Residual II Corporation, Morgan Stanley Bank and Morgan Stanley Capital Inc.(44)

10.53	Second Amended and Restated Guaranty, dated as of January 30, 2004, by New Century TRS Holdings, Inc. in favor of Morgan Stanley Bank and Morgan Stanley Mortgage Capital, Inc.(24)

10.54	Master Repurchase Agreement, dated as of June 18, 2004, between New Century Mortgage Corporation and Citigroup Global Markets Realty Corp.(31)

10.55	Third Amended and Restated Master Repurchase Agreement, dated as of September 10, 2004, among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation.(46)

(a)    Amendment and Joinder to the Third Amended and Restated Repurchase Agreement, dated as of September 29, 2004, among New Century Mortgage Corporation, NC Residual II Corporation, NC Capital Corporation, New Century Credit Corporation and CDC Mortgage Capital Inc.(49)

(b)    Amendment No. 2 to Third Amended and Restated Master Repurchase Agreement, dated as of January 10, 2005, by and among New Century Mortgage Corporation, NC Residual II Corporation, NC Capital Corporation, New Century Credit Corporation and IXIS Real Estate Capital Inc. (formerly known as CDC Mortgage Capital Inc.).(64)

(c)    Amendment No. 3 to Third Amended and Restated Master Repurchase Agreement, dated as of March 7, 2005, by and among New Century Mortgage Corporation, NC Residual II Corporation, NC Capital Corporation, New Century Credit Corporation and IXIS Real Estate Capital Inc. (formerly known as CDC Mortgage Capital Inc.). (69)

10.56	Guarantee, dated as of September 29, 2004, by New Century Financial Corporation in favor of CDC Mortgage Capital Inc.(49)

10.57	Form of Indemnification Agreement between New Century Financial Corporation and each of its executive officers and directors.(2)*

Exhibit Number	Description of Document
10.58	1995 Stock Option Plan (incorporated by reference from New Century TRS Holdings, Inc.’s Form S-8 Registration Statement No. 333-105624), as amended.*

10.59	Form of Equalization Nonqualified Stock Option granted to Edward Gotschall in December 1996.(1)*

10.60	Employee Stock Purchase Plan, as amended.(13)*

10.61	Deferred Compensation Plan, Amended and Restated July 1, 2004.(47)*

10.62	1999 Incentive Compensation Plan (incorporated by reference from New Century Financial Corporation’s Proxy Statement as filed with the Securities and Exchange Commission on April 2, 1999).*

10.63	Directors Deferred Compensation Plan.(24)*

10.64	Form of Executive Officers’ Employment Agreement, dated as of January 1, 2004.(24)*

(a) Form of First Amendment to Executive Officers’ Employment Agreements.(48)*

10.65	Form of New Century Financial Corporation 2004 Performance Incentive Plan. (attached as Annex D to the proxy statement/prospectus that is part of New Century Financial Corporation’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 22, 2004).*

10.66	Second Amended and Restated Guaranty and Pledge Agreement, dated as of October 1, 2004, among New Century Financial Corporation, New Century Mortgage Corporation and Bank of America, N.A.(49)

10.67	Assignment and Assumption Agreement, dated as of September 30, 2004, among New Century Mortgage Corporation, NC Residual II Corporation, New Century Funding I, New Century Financial Corporation and New Century TRS Holdings, Inc.(49)

10.68	Amended and Restated Purchase and Sale Agreement, dated as of October 1, 2004, among NC Capital Corporation, New Century Credit Corporation, New Century Mortgage Corporation and Citigroup Global Markets Realty Corp.(49)

10.69	Amended and Restated Letter Agreement, dated as of October 1, 2004, among NC Capital Corporation, New Century Credit Corporation, New Century Mortgage Corporation and Citigroup Global Markets Realty Corp.(49)

(a)    Amendment Number One to the Amended and Restated Letter Agreement, dated as of October 4, 2004, by and among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation and Citigroup Global Markets Realty Corp.(51)

(b)    Amendment Number Two to the Amended and Restated Letter Agreement, dated as of November 3, 2004, among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation and Citigroup Global Markets Realty Corp.(56)

(c)    Amendment Number Three to the Amended and Restated Letter Agreement, dated as of December 29, 2004, among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation and Citigroup Global Markets Realty Corp.(62)

(d)    Amendment Number Four to the Amended and Restated Letter Agreement, dated as of January 28, 2005, by and among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation and Citigroup Global Markets Realty Corp.(65)

10.70	Limited Guaranty, dated as of October 1, 2004, by New Century Financial Corporation in favor of Citigroup Global Markets Realty Corp.(49)

Exhibit Number	Description of Document
10.71	Amendment to Certain Program Documents in relation to the Von Karman Funding LLC Secured Liquidity Notes Program 2003, dated as of September 30, 2004, between Von Karman Funding LLC, New Century Mortgage Corporation and Deutsche Bank Company Americas.(49)

10.72	Third Amended and Restated Master Loan and Security Agreement, dated as of October 1, 2004, among New Century Mortgage Corporation, NC Capital Corporation, NC Residual II Corporation, New Century Credit Corporation, Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc.(50)

(a)    Amendment No. 1 to the Third Amended and Restated Master Loan and Security Agreement, dated as of January 28, 2005, by and among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation, NC Residual II Corporation, Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc.(65)

(b)    Amendment No. 2 to the Third Amended and Restated Master Loan and Security Agreement, dated as of February 28, 2005, by and among NC Capital Corporation, New Century Credit Corporation, NC Residual II Corporation, New Century Mortgage Corporation, Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc.(68)

10.73	Guaranty, dated as of October 1, 2004, by New Century Financial Corporation in favor of Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc.(50)

10.74	Termination of Guaranty, dated as of October 1, 2004, among New Century Financial Corporation, New Century TRS Holdings, Inc., Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc.(50)

10.75	Guaranty of New Century Financial Corporation, dated as of October 21, 2004, by New Century Financial Corporation in favor of Citibank, N.A.(53)

10.76	Letter Agreement, dated as of October 29, 2004, among New Century Credit Corporation, NC Capital Corporation, NC Residual II Corporation and Bear Stearns Mortgage Capital Corporation.(54)

10.77	Purchase Agreement by and between New Century Financial Corporation and New Century TRS Holdings, Inc., dated November 3, 2004.(55)

10.78	Master Repurchase Agreement dated as of November 12, 2004, among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation, NC Residual II Corporation and Barclays Bank PLC.(57)

10.79	Guaranty dated as of November 12, 2004, by New Century Financial Corporation in favor of Barclays Bank PLC.(57)

10.80	Letter Agreement, dated as of November 30, 2004, among New Century Credit Corporation, NC Capital Corporation, NC Residual II Corporation and Bear Stearns Mortgage Capital Corporation.(58)

10.81	Sublease, dated as of December 1, 2004, between New Century Mortgage Corporation and Ingram Micro Inc.(59)

10.82	Employment Agreement, dated as of December 16, 2004, between New Century Financial Corporation and Patti M. Dodge.(60)*

10.83	Amended and Restated Employment Agreement, dated as of September 1, 2004, between New Century Financial Corporation and Kevin M. Cloyd.*†

10.84	Master Repurchase Agreement dated as of December 22, 2004, among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation, NC Residual II Corporation, New Century Financial Corporation and Credit Suisse First Boston Mortgage Capital LLC.(61)

\Exhibit Number	Description of Document
10.85	Guaranty dated as of December 22, 2004, by New Century Financial Corporation in favor of Credit Suisse First Boston Mortgage Capital LLC.(61)

10.86	Sublease dated as of December 22, 2004, between New Century Financial Corporation and ConAgra Foods, Inc.(61)

10.87	Amended and Restated Master Repurchase Agreement, dated as of December 29, 2004, among New Century Mortgage Corporation, New Century Financial Corporation and Citigroup Global Markets Realty Corp.(62)

10.88	Guaranty Agreement, dated as of December 29, 2004, between New Century Financial Corporation and Citigroup Global Markets Realty Corp.(62)

10.89	Amended and Restated Master Loan and Security Agreement, dated as of December 29, 2004, among New Century Mortgage Corporation, New Century Financial Corporation, NC Capital Corporation and Citigroup Global Markets Realty Corp.(62)

(a)    Amendment Number One to the Amended and Restated Purchase and Sale Agreement, dated as of January 28, 2005, by and among NC Capital Corporation, New Century Credit Corporation and Citigroup Global Markets Realty Corp.(65)

10.90	Guaranty Agreement, dated as of December 29, 2004, between New Century Financial Corporation and Citigroup Global Markets Realty Corp.(62)

10.91	Guaranty, dated as of December 30, 2004, by New Century Financial Corporation in favor of Bear Stearns Mortgage Capital Corporation.(63)

10.92	Lease, dated as of February 8, 2005, between New Century Financial Corporation and Maguire Properties-Park Place, LLC.(66)

10.93	Lease, dated as of February 8, 2005, between New Century Financial Corporation and Maguire Properties-3121 Michelson, LLC.(66)

10.94	Master Loan and Security Agreement, dated as of March 1, 2005, by and among NC Capital Corporation, New Century Credit Corporation, NC Residual II Corporation, New Century Mortgage Corporation, Morgan Stanley Bank, Morgan Stanley Mortgage Capital Inc. and Concord Minutemen Capital Company, LLC.(68)

10.95	Guaranty dated as of March 1, 2005, by New Century Financial Corporation in favor of Morgan Stanley Bank, Morgan Stanley Mortgage Capital Inc. and Concord Minutemen Capital Company, LLC.(68)

21.1	List of Subsidiaries. †

23.1	Consent of KPMG LLP. †

31.1	Certification of Robert K. Cole pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Edward F. Gotschall pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.3	Certification of Brad A. Morrice pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.4	Certification of Patti M. Dodge pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Robert K. Cole pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Edward F. Gotschall pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.3	Certification of Brad A. Morrice pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

\Exhibit Number	Description of Document

32.4	Certification of Patti M. Dodge pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
(1)	Incorporated by reference from Amendment No. 1 to New Century TRS Holdings, Inc.’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on June 2, 1997.
(2)	Incorporated by reference from Amendment No. 2 to New Century TRS Holdings, Inc.’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on June 18, 1997.
(3)	Incorporated by reference from New Century TRS Holdings, Inc.’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.
(4)	Incorporated by reference from New Century TRS Holdings, Inc.’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 15, 1999.
(5)	Incorporated by reference from New Century TRS Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 on file with the Securities and Exchange Commission.
(6)	Incorporated by reference from New Century TRS Holdings, Inc.’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2001.
(7)	Incorporated by reference from New Century TRS Holdings, Inc.’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on July 27, 2001.
(8)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form Report S-2/A as filed with the Securities and Exchange Commission on October 4, 2001.
(9)	Incorporated by reference from New Century TRS Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 on file with the Securities and Exchange Commission.
(10)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form Report 8-K as filed with the Securities and Exchange Commission on April 8, 2002.
(11)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form Report 8-K as filed with the Securities and Exchange Commission on June 6, 2002.
(12)	Incorporated by reference from New Century TRS Holdings, Inc.’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2002.
(13)	Incorporated by reference from New Century TRS Holdings, Inc.’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2002.
(14)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form Report 8-K as filed with the Securities and Exchange Commission on January 10, 2003.
(15)	Incorporated by reference from New Century TRS Holdings, Inc.’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 15, 2003.
(16)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K Report, as filed with the Securities and Exchange Commission on June 18, 2003.
(17)	Incorporated by reference from New Century TRS Holdings, Inc.’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 13, 2003.
(18)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K Report as filed with the Securities and Exchange Commission on September 12, 2003.
(19)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K Report as filed with the Securities and Exchange Commission on October 10, 2003.
(20)	Incorporated by reference from New Century TRS Holdings, Inc.’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2003.
(21)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K Report as filed with the Securities and Exchange Commission on December 11, 2003.
(22)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K Report as filed with the Securities and Exchange Commission on December 22, 2003.
(23)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K Report, as filed with the Securities and Exchange Commission on January 14, 2004.

(24)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 10-K for the fiscal year ended December 31, 2003 on file with the Securities and Exchange Commission.
(25)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K Report, as filed with the Securities and Exchange Commission on April 7, 2004.
(26)	Incorporated by reference from New Century Financial Corporation’s Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on April 22, 2004.
(27)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 10, 2004.
(28)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on May 20, 2004.
(29)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on June 1, 2004.
(30)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2004.
(31)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on June 28, 2004.
(32)	Incorporated by reference from Amendment No. 2 to New Century Financial Corporation’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on June 28, 2004.
(33)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2004.
(34)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K/A, as filed with the Securities and Exchange Commission on July 7, 2004.
(35)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on July 13, 2004.
(36)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2004.
(37)	Incorporated by reference from Amendment No. 3 to the New Century Financial Corporation’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on July 27, 2004.
(38)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2004.
(39)	Incorporated by reference from Amendment No. 4 to the New Century Financial Corporation’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on August 6, 2004.
(40)	Incorporated by reference from New Century TRS Holdings, Inc.’s 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 9, 2004.
(41)	Incorporated by reference from Amendment No. 5 to the New Century Financial Corporation’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on August 11, 2004.
(42)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on August 17, 2004.
(43)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2004.
(44)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on September 10, 2004.
(45)	Incorporated by reference from Post-Effective Amendment No. 2 to New Century Financial Corporation’s Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on September 15, 2004.
(46)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2004.
(47)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on September 27, 2004.
(48)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2004.

(49)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on October 5, 2004.
(50)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2004.
(51)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on October 8, 2004.
(52)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on October 14, 2004.
(53)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on October 26, 2004.
(54)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on November 1, 2004.
(55)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on November 4, 2004.
(56)	Incorporated by reference from New Century Financial Corporation’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 9, 2004.
(57)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2004.
(58)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on December 2, 2004.
(59)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on December 7, 2004.
(60)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on December 22, 2004.
(61)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on December 28, 2004.
(62)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on January 5, 2005.
(63)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on January 7, 2005.
(64)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on January 13, 2005.
(65)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on February 3, 2005.
(66)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2005.
(67)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on February 18, 2005.
(68)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2005.
(69)	Incorporated by refinance from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on March 10, 2005.