Form 10-Q
period 2005-03-31
NEW CENTURY FINANCIAL CORP
filed 2005-05-10
CIK 1287286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

YES  ☒    NO   ☐

As of April 30, 2005, the registrant had 55,747,503 shares of common stock outstanding.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2005

Certain information included in this Form 10-Q may include “forward-looking” statements under federal securities laws, and we intend that such forward-looking statements be subject to the safe-harbor created thereby. Such statements include, without limitation, (i) our expectation that we will fully deploy the capital we raised in connection with our REIT conversion by the end of the second quarter of 2005; (ii) our expectation that our portfolio of mortgage assets will provide a relatively stable source of revenues and will contribute more than half of our earnings in 2005; (iii) our belief that our REIT structure provides the most tax-efficient way to hold mortgage loans on our balance sheet; (iv) our expectation that we will continue to increase the percentage of our net income generated from our mortgage loan portfolio, producing more diverse revenues across a variety of interest rate environments; (v) our expectation that a significant source of our revenue prospectively will be interest income generated from our portfolio of mortgage loans held by our REIT and our qualified REIT subsidiaries; (vi) our expectation that we will continue to generate revenue through our taxable REIT subsidiaries from the sale of loans, servicing income and loan origination fees; (vii) our expectation that the primary components of our expenses will be: interest expense on our credit facilities, securitizations and other borrowings; general and administrative expenses; and payroll and related expenses arising from our origination and servicing businesses; (viii) our expectation that our portfolio of mortgage assets will grow to $18 billion by the end of June 2005; (ix) our expectation that a majority of our future income will come from the interest we earn on the mortgage assets we hold for investment; (x) our expectation that we will supplement our income with earnings from our taxable REIT subsidiaries, which will continue to originate, service and sell mortgage loans; (xi) our belief that the impact of our cost-cutting measures designed to reduce our loan acquisition costs will occur in the remainder of 2005; (xii) our belief that our current rate of business is sustainable; (xiii) our belief that if we are successful in maintaining our current mix of production, our exposure to interest rate cyclicality will be somewhat reduced; (xiv) our belief that our strict underwriting guidelines and the stronger credit characteristics of our interest-only loans mitigate their perceived higher risk; (xv) our belief that the recognition of income as interest payments on the underlying mortgage loans will result in higher income recognition in future periods than would a securitization structured as a sale; (xvi) our beliefs with respect to our critical accounting policies; (xvii) our estimates and assumptions with respect to the interest rate environment; (xviii) our estimates and assumptions with respect to the economic environment; (xix) our estimates and assumptions with respect to secondary market conditions; (xx) our estimates and assumptions with respect to the performance of the loans underlying our residual assets and mortgage loans held for investment; (xxi) our estimates for our loan loss allowance; (xxii) the estimates we use for determining the value of our residuals; (xxiii) our estimates with respect to our average cumulative losses as a percentage of the original principal balance of mortgage loans; (xxiv) our beliefs with respect to our legal proceedings; (xxv) our expectation that our retail-branch offices will be transitioned to the Home123 brand by the end of the second quarter of 2005; (xxvi) our expectation that we will securitize approximately 20% to 30% of our loan production in connection with our conversion to a REIT; (xxvii) our expectations regarding our target levels of liquidity and capital; (xxviii) our expectation that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future, while enabling us to maintain our qualification as a REIT under the requirements of the Code; and (xxix) our expectation that we will access the capital markets when appropriate to support our growth and business prospects.

We caution that these statements are qualified by important factors that could cause our actual results to differ materially from expected results in the forward-looking statements. Such factors include, but are not limited to, (i) the condition of the U.S. economy and financial system; (ii) the interest rate environment; (iii) the effect of increasing competition in our sector; (iv) the condition of the markets for whole loans and mortgage-backed securities; (v) the stability of residential property values; (vi) our ability to comply with the requirements applicable to REITs; (vii) our ability to increase our portfolio income; (viii) our ability to continue to maintain low loan acquisition costs; (ix) the potential effect of new state or federal laws and regulations; (x) our ability to maintain adequate credit facilities to finance our business; (xi) the outcome of litigation or regulatory actions pending against us; (xii) our ability to adequately hedge our residual values; (xiii) the accuracy of the assumptions regarding our repurchase allowance and residual valuations, prepayment speeds and loan loss allowance; (xiv) the assumptions underlying our risk management practices; and (xv) the ability of our servicing platform to maintain high performance standards. Additional information on these and other factors is contained in our Annual Report on Form 10-K for the year ended December 31, 2004 and our other periodic filings with the Securities and Exchange Commission.

We assume no obligation to update the forward-looking statements contained in this Form 10-Q.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and cash equivalents	$880,130	842,854
Restricted cash	480,800	454,035
Mortgage loans held for sale, net	3,874,414	3,922,865
Mortgage loans held for investment, net	15,836,203	13,195,324
Residual interests in securitizations	143,928	148,021
Mortgage servicing assets	14,448	8,249
Accrued interest receivable	76,162	66,208
Income taxes, net	85,874	180,840
Office property and equipment	59,974	47,266
Prepaid expenses and other assets	275,475	186,282

Total assets	$21,727,408	19,051,944

Liabilities and Stockholders’ Equity
Credit facilities on mortgage loans held for sale	$3,651,181	3,704,268
Financing on mortgage loans held for investment, net	15,692,270	13,105,973
Accounts payable and accrued liabilities	381,349	320,108
Convertible senior notes, net	5,407	5,392
Notes payable	33,438	37,638

Total liabilities	19,763,645	17,173,379

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; No shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 55,611,997 and 54,702,623 shares at March 31, 2005 and December 31, 2004, respectively	556	547
Additional paid-in capital	1,133,743	1,108,660
Accumulated other comprehensive income (loss)	71,137	(4,700)
Retained earnings, restricted	780,552	781,627

	1,985,988	1,886,134
Treasury stock, 2,500 shares at March 31, 2005 and December 31, 2004, respectively, at cost	(70)	(70)
Deferred compensation costs	(22,155)	(7,499)

Total stockholders’ equity	1,963,763	1,878,565

Total liabilities and stockholders’ equity	$21,727,408	19,051,944

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Dollars in thousands, except per share and share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest income	$331,071	153,128
Interest expense	(162,081)	(55,964)

Net interest income	168,990	97,164
Provision for losses on mortgage loans held for investment	(30,238)	(19,869)

Net interest income after provision for losses	138,752	77,295
Other operating income:
Gain on sale of mortgage loans	139,752	201,976
Servicing income	6,722	5,896
Other income	3,873	—

Total other operating income	150,347	207,872

Other operating expenses:
Personnel	128,522	80,966
General and administrative	41,775	29,832
Advertising and promotion	19,832	13,565
Professional services	7,806	4,337

Total operating expenses	197,935	128,700

Earnings before income taxes	91,164	156,467
Income taxes	6,404	69,222

Net earnings	$84,760	87,245

Basic earnings per share	$1.55	2.64
Diluted earnings per share	$1.48	2.11
Basic weighted average shares outstanding	54,779,457	32,996,574
Diluted weighted average shares outstanding	57,266,628	42,015,954

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net earnings	$84,760	87,245
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments designated as hedges, net of taxes of $2,337, and ($8,872) at March 31, 2005 and March 31, 2004, respectively	75,837	(12,252)

Comprehensive income	$160,597	74,993

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$84,760	87,245
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,771	5,813
Cash flows received from residual interests	6,787	14,795
Accretion of NIRs	(4,024)	(4,780)
Servicing gains	(8,120)	—
Fair value adjustment of residual securities	1,330	(1,442)
Provision for losses on mortgage loans held for investment	30,238	19,869
Provision for repurchase losses	548	1,357
Mortgage loans originated or acquired for sale	(6,480,899)	(6,898,797)
Mortgage loan sales, net	6,516,864	7,349,675
Principal payments on mortgage loans held for sale	41,014	37,314
Decrease in credit facilities on mortgage loans held for sale	(53,087)	(513,757)
Net change in other assets and liabilities	124,057	20,097

Net cash provided by operating activities	283,239	117,389

Cash flows from investing activities:
Mortgage loans originated or acquired for investment, net	(3,803,344)	(1,519,964)
Principal payments on mortgage loans held for investment	1,102,785	256,370
Purchases of office property and equipment	(17,086)	(5,715)

Net cash used in investing activities	(2,717,645)	(1,269,309)

Cash flows from financing activities:
Proceeds from issuance of financing on mortgage loans held for investment, net	2,888,602	—
Repayments of financing on mortgage loans held for investment	(1,075,163)	(211,379)
Increase in credit facilities on mortgage loans held for investment	771,366	1,519,964
Proceeds from (net repayments of) notes payable	(4,200)	15,408
Change in restricted cash	(26,765)	(91,440)
Payment of dividends on common stock	(82,569)	(5,356)
Net proceeds from issuance of stock	411	(461)

Net cash provided by financing activities	2,471,682	1,226,736

Net increase in cash and cash equivalents	37,276	74,816
Cash and cash equivalents, beginning of period	842,854	278,598

Cash and cash equivalents, end of period	$880,130	353,414

Supplemental cash flow disclosure:
Interest paid	$167,305	58,141
Income taxes paid	$71,644	17,430
Supplemental non-cash financing activity:
Restricted stock issued	$17,619	6,102
Accrued dividends	$85,803	—

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2005 and 2004

1. Basis of Presentation

New Century TRS Holdings, Inc. (formerly known as New Century Financial Corporation) (“New Century TRS”), a Delaware corporation, was incorporated on November 17, 1995. New Century Mortgage Corporation, a wholly-owned subsidiary of New Century TRS (“New Century Mortgage”), commenced operations in February 1996 and is a mortgage finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by first and second mortgages on single-family residences. NC Capital Corporation, a wholly-owned subsidiary of New Century Mortgage (“NC Capital”), was formed in December 1998 to conduct the secondary marketing activities of New Century (as defined below). New Century Credit Corporation (formerly known as Worth Funding Incorporated) (“New Century Credit”), a wholly-owned subsidiary of New Century, was acquired in March 2000 by New Century Mortgage. NC Residual IV Corporation (“NCRIV”), a wholly-owned subsidiary of New Century, was formed in September 2004 to hold a portfolio of mortgage loans held for investment. After consummation of the Merger (defined below), New Century purchased New Century Credit from New Century Mortgage. The terms “New Century,” “Company,” “we,” “our,” and “us” refer to New Century Financial Corporation, except where the context otherwise requires.

On April 5, 2004, New Century TRS’s board of directors approved a plan to change New Century TRS’s capital structure to enable it to qualify as a real estate investment trust, or REIT, for United States federal income tax purposes. The decision to convert to a REIT was based on several factors, including the potential for increased stockholder return, tax efficiency and ability to achieve growth objectives. On April 19, 2004, New Century TRS’s board of directors approved certain legal and financial matters related to the proposed REIT conversion.

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

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into New Century TRS, with New Century TRS as the surviving corporation, (ii) each outstanding share of New Century TRS’s common stock was converted into the right to receive one share of common stock, par value of $0.01 per share, of New Century, (iii) New Century TRS became a wholly-owned subsidiary of New Century and changed its name from New Century Financial Corporation to New Century TRS Holdings, Inc., and (iv) New Century REIT, Inc. changed its name to New Century Financial Corporation. The Merger was consummated and became effective on October 1, 2004, and was accounted for on an “as if pooling basis.” These condensed consolidated financial statements give retroactive effect to the Merger for the periods presented. Accordingly, under “as if pooling accounting,” the assets and liabilities of New Century TRS transferred to New Century in connection with the Merger have been accounted for at historical amounts as if New Century TRS was transferred to New Century as of the earliest date presented and the condensed consolidated financial statements of New Century prior to the Merger include the results of operations of New Century TRS. Stockholders’ equity amounts presented for years prior to the formation of New Century are those of New Century TRS, adjusted for the merger exchange rate.

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

The accompanying condensed consolidated financial statements include the consolidated financial statements of the Company’s wholly-owned subsidiaries, New Century TRS, New Century Credit, and NCRIV. All material intercompany balances and transactions are eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

March 31, 2005 and 2004

information, refer to the consolidated financial statements and notes thereto included in New Century’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Reclassification

Certain amounts from prior year’s presentation have been reclassified to conform to the current year’s presentation.

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

The notes to financial statements will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements. In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS 123R. The Company will be required to apply the provisions of SFAS 123R beginning in 2006. There are three methods from which an entity may select to apply the provisions of SFAS 123R during the transition period: modified prospective application, modified retrospective application—all periods, and modified retrospective application—interim periods. The Company has been providing pro forma disclosure as to the impact of SFAS 123 in footnote 1 of the Notes to Condensed Consolidated Financial Statements—Stock-Based Compensation.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks.

Restricted Cash

As of March 31, 2005, restricted cash totaled $480.8 million, and included $42.0 million in cash held in a margin account associated with the Company’s interest rate risk management activities, $418.8 million in cash held in custodial accounts associated with its mortgage loans held for investment, and $20.0 million in cash held in a cash reserve account in connection with its asset-backed commercial paper facility. As of December 31, 2004, restricted cash totaled $454.0 million, and included $58.2 million in cash held in a margin account associated with its interest rate risk management activities, $375.8 million in cash held in custodial accounts associated with its mortgage loans held for investment, and $20.0 million in cash held in a cash reserve account in connection with its asset-backed commercial paper facility.

Mortgage Loans Held for Sale

Mortgage loans held for sale are stated at the lower of amortized cost or fair value as determined by outstanding commitments from investors or current investor-yield requirements, calculated on an aggregate basis.

Mortgage Loans Held for Investment

Mortgage loans held for investment represent loans securitized through transactions structured as financings, or pending securitization through transactions that are expect to be structured as financings. Mortgage loans held for investment are stated at amortized cost, including the outstanding principal balance, less the allowance for loan losses, plus net deferred origination costs. The financing related to these securitizations is included in the Company’s condensed consolidated balance sheet as financing on mortgage loans held for investment.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

March 31, 2005 and 2004

Allowance for Losses on Mortgage Loans Held for Investment

In connection with its mortgage loans held for investment, the Company establishes an allowance for loan losses based on its estimate of losses inherent and probable as of its balance sheet date to be incurred in the foreseeable future. The Company charges off uncollectible loans at the time of liquidation. The Company evaluates the adequacy of this allowance each quarter, giving consideration to factors such as the current performance of the loans, characteristics of the portfolio, the value of the underlying collateral and the general economic environment. In order to estimate an appropriate allowance for losses for loans held for investment, the Company estimates losses using “static pooling,” which stratifies the loans held for investment into separately identified vintage pools. Provision for losses is charged to the Company’s condensed consolidated statement of earnings. Losses incurred are charged to the allowance. Management considers the current allowance to be adequate.

Residual Interests in Securitizations

Residual interests in securitizations, or Residuals, are recorded as a result of the sale of loans through securitizations that the Company structures as sales rather than financings, referred to as “off-balance sheet securitizations.” The Company may also sell Residuals through what are sometimes referred to as net interest margin securities, or NIMS.

In a securitization structured as a sale, the Company sells a pool of loans to a trust for a cash purchase price and a certificate evidencing its residual interest ownership in the trust. The trust raises the cash portion of the purchase price by selling senior certificates representing senior interests in the loans in the trust. Following the securitization, purchasers of senior certificates receive the principal collected, including prepayments, on the loans in the trust. In addition, they receive a portion of the interest on the loans in the trust equal to the specified “investor pass-through interest rate” on the principal balance. The Company receives the cash flows from the Residuals after payment of servicing fees, guarantor fees and other trust expenses if the specified over-collateralization requirements are met. Over-collateralization requirements are generally based on a percentage of the original or current unpaid principal balance of the loans and may be increased during the life of the transaction depending upon actual delinquency or loss experience. A NIMS transaction, through which certificates are sold that represent a portion of the spread between the coupon rate on the loans and the investor pass-through rate, may also occur concurrently with or shortly after a securitization. A NIMS transaction allows the Company to receive a substantial portion of the gain in cash at the closing of the NIMS transaction, rather than over the actual life of the loans.

The Annual Percentage Rate, or APR, on the mortgage loans is relatively high in comparison to the pass-through rate on the certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company estimates the future rate of prepayments, prepayment penalties that it will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company estimates average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.60% to 4.36% for adjustable-rate securities and 1.98% to 5.04% for fixed-rate securities. The Company bases these estimates on historical loss data for the loans, the specific characteristics of the loans, and the general economic environment. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.88% at March 31, 2005. The Company estimates prepayments by evaluating historical prepayment performance of its loans and the impact of current trends. The Company uses a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). These prepayment curve and default estimates have resulted in weighted average lives of between 2.34 to 2.68 years for the Company’s adjustable-rate securities and 2.40 to 3.51 years for its fixed-rate securities.

During the quarter ended March 31, 2005, the Residuals provided $6.8 million in net cash flow to the Company. The Company performs an evaluation of the Residuals quarterly, taking into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. During the three months ended March 31, 2005, the Company increased its prepayment rate assumptions based upon actual performance and made minor adjustments to certain other assumptions, resulting in a $1.3 million downward fair value adjustment for the quarter.

The bond and certificate holders and their securitization trusts have no recourse to the Company for failure of mortgage loan borrowers to pay when due. The Company’s Residuals are subordinate to the bonds and certificates until the bond and certificate holders are fully paid.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

March 31, 2005 and 2004

The Company is party to various transactions that have an off-balance sheet component. In connection with the Company’s off-balance sheet securitization transactions, as of March 31, 2005, there were $881.8 million in loans owned by the off-balance sheet trusts. The trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to the Company in the event that the loans in the various trusts do not perform as expected. Because these trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, the Company has included only its residual interest in these loans on its condensed consolidated balance sheet. The performance of the loans in the trusts will impact the Company’s ability to realize the current estimated fair value of these residual assets.

Derivative Instruments Designated as Hedges

The Company accounted for certain Euro Dollar futures and interest rate cap contracts designated and documented as cash flow hedges pursuant to the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Pursuant to SFAS 133, these contracts have been designated as hedging the exposure to variability of cash flows from the Company’s financing on mortgage loans held for investment attributable to changes in interest rates. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported in other comprehensive income and the ineffective portion be reported in current earnings. Additionally, certain Euro Dollar futures contracts were designated as hedges of the fair values of certain mortgage loans held for investment and certain mortgage loans held for sale, pursuant to SFAS 133. Fair value hedge accounting requires that for a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk be reported in current earnings.

Income Taxes

The Company is a REIT for federal income tax purposes and is not generally required to pay federal and most state income taxes if it meets the REIT requirements of the Internal Revenue Code of 1986, as amended, or the Code. Also, the Company’s subsidiaries that meet the requirements of the Code to be a Qualified REIT Subsidiary, or a “QRS” are not generally required to pay federal and most state income taxes. However, the Company must recognize income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” (“SFAS 109”) for its Taxable REIT Subsidiaries, (“TRS”), whose income is fully taxable at regular corporate rates.

SFAS No. 109 requires that inter-period income tax allocation be based on the asset and liability method. Accordingly, the Company recognizes the tax effects of temporary differences between its tax and financial reporting bases of assets and liabilities that will result in taxable or deductible amounts in future periods.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). APB 25 provides that compensation expense relative to the Company’s employee stock options is recorded over the vesting period only if the current market price of the underlying stock exceeds the exercise price. Under SFAS 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

March 31, 2005 and 2004

As of March 31, 2005 and 2004, there were stock options outstanding for the purchase of 5,021,173 and 5,246,607 shares, respectively, of the Company’s common stock. The weighted average fair value of the stock options granted during the quarters ended March 31, 2005 and 2004 was $9.24 and $15.60, respectively. The following table shows the pro forma net income as if the fair value method of SFAS 123 had been used to account for stock-based compensation expense (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Basic net earnings:
As reported	$84,760	87,245
Compensation expense, net of related tax effects	(1,525)	(1,164)

Pro forma	$83,235	86,081

Diluted net earnings:
As reported	$84,778	88,477
Compensation expense, net of related tax effects	(1,525)	(1,164)

Pro forma	$83,253	87,313

Basic earnings per share:
As reported	$1.55	2.64
Pro forma	1.52	2.61
Diluted earnings per share:
As reported	$1.48	2.11
Pro forma	1.47	2.11
Basic weighted average shares outstanding:
As reported	54,779	32,997
Pro forma	54,779	32,997
Diluted weighted average shares outstanding:
As reported	57,267	42,016
Pro forma	56,646	41,416

2. Mortgage Loans Held for Sale

A summary of mortgage loans held for sale, at the lower of cost or market at March 31, 2005 and December 31, 2004, is as follows (dollars in thousands):

	March 31, 2005	December 31, 2004
First trust deeds	$3,544,706	3,686,830
Second trust deeds	303,888	197,362
Net deferred origination costs	25,820	38,673

	$3,874,414	3,922,865

At March 31, 2005, the Company had mortgage loans held for sale of approximately $29.6 million on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $620,000 for the three months ended March 31, 2005.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

March 31, 2005 and 2004

3. Mortgage Loans Held for Investment

For the three months ended March 31, 2005, the Company securitized $3.0 billion in loans through transactions structured as financings, resulting in an increase in its mortgage loans held for investment. A summary of the components of mortgage loans held for investment at March 31, 2005 and December 31, 2004 is as follows (dollars in thousands):

	March 31, 2005	December 31, 2004
Mortgage loans held for investment:
Unpaid principal balance of mortgage loans	$15,818,177	13,169,595
Allowance for loan losses	(117,495)	(90,227)
Net deferred origination costs	135,521	115,956

	$15,836,203	13,195,324

As of March 31, 2005, the balance of mortgage loans held for investment included $1.6 billion of mortgage loans held for investment that were not yet securitized.

At March 31, 2005, the Company had mortgage loans held for investment of approximately $211.1 million on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $9.9 million for the quarter ended March 31, 2005.

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Beginning balance	$90,227	26,251
Additions	30,238	19,869
Charge-offs	(2,970)	(524)

	$117,495	45,596

4. Residual Interests in Securitizations

Residual interests in securitizations consisted of the following components at March 31, 2005 and December 31, 2004 (dollars in thousands):

	March 31, 2005	December 31, 2004
Over-collateralization account	$155,723	158,755
Net interest receivable (NIR)	(11,795)	(10,734)

	$143,928	148,021

The net interest receivable, or NIR, balance above represents the discounted value of cash flows expected to be received from net interest spread, while the over-collateralization account represents the current, un-discounted balance of over-collateralization as of the period end.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

March 31, 2005 and 2004

The following table summarizes the activity in the over-collateralization “OC” accounts for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Balance, beginning of period	$158,755	169,905
Additional deposits to OC accounts	914	193
Release of cash from OC accounts	(3,946)	(3,132)

Balance, end of period	$155,723	166,966

The following table summarizes activity in the NIR accounts for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Balance, beginning of period	$(10,734)	9,593
Cash received from NIRs	(3,755)	(11,856)
Accretion of NIRs	4,024	4,780
Fair value adjustment	(1,330)	1,442

Balance, end of period	$(11,795)	3,959

During the three months ended March 31, 2005 and 2004, the Company did not complete any securitizations structured as sales, resulting in no additions to its residual interests. Purchasers of securitization bonds and certificates have no recourse against the other assets of the Company, other than the assets of the trust. The value of the Company’s retained interests is subject to credit, prepayment and interest rate risk on the transferred financial assets.

5. Mortgage Servicing Assets

Mortgage servicing assets represent the carrying value of the Company’s mortgage loan servicing rights. The following table summarizes activity in the mortgage servicing assets for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Balance, beginning of period	$8,249	1,900
Additions	8,120	—
Amortization	(1,921)	(252)

Balance, end of period	$14,448	1,648

The Company records mortgage servicing assets when it sells loans on a servicing-retained basis and when it sells loans through whole loan sales to an investor in the current period and sells the servicing rights to a third party in a subsequent period.

The addition of $8.1 million for the three months ended March 31, 2005 represents the value of servicing rights retained by the Company in certain of its whole loan sales. As of March 31, 2005, the Company had also retained the right to service the $14.3 billion of loans underlying its portfolio of mortgage loans held for investment.

6. Goodwill

Goodwill is recorded in connection with the acquisition of new subsidiaries and is included in prepaid expenses and other assets. As of March 31, 2005 and December 31, 2004, the Company had goodwill of $12.7 million. No impairment existed at March 31, 2005.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

March 31, 2005 and 2004

7. Credit Facilities and Other Short-Term Borrowings

Credit facilities and other short-term borrowings consisted of the following at March 31, 2005 and December 31, 2004 (dollars in thousands):

	March 31, 2005	December 31, 2004
A $2.0 billion asset-backed commercial paper facility for Von Karman Funding LLC, a wholly-owned subsidiary of New Century Mortgage, expiring in September 2006, secured by mortgage loans held for sale and cash generated through the sale of loans, bearing interest based on a margin over one-month LIBOR.	$—	—

A $2.0 billion master repurchase agreement ($1 billion of which is uncommitted) between New Century Funding A, a Delaware business trust which is a wholly-owned subsidiary of New Century Mortgage, and Bank of America, N.A., expiring in July 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	785,683	975,119

A $1.0 billion master repurchase agreement among New Century Credit, NC Residual II Corporation, a wholly-owned subsidiary of NC Capital (“NC Residual II”), New Century Mortgage, NC Capital and Barclays Bank PLC expiring in November 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	564,440	43,917

An $800 million aggregation facility ($400 million of which is uncommitted) from Bear Stearns Mortgage Capital expiring in October 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	504,127	428,397

A $700 million master repurchase agreement among New Century Credit, New Century Mortgage, NC Capital, NC Residual II, and IXIS Real Estate Capital Inc. expiring in September 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	237,122	617,141

A $150 million master repurchase agreement between New Century Funding SB-1, a Delaware business trust and wholly-owned subsidiary of New Century Mortgage, and Citigroup Global Markets, successor to Salomon Brothers, expiring in June 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	—	—

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

March 31, 2005 and 2004

	March 31, 2005	December 31, 2004
A $650 million repurchase agreement among New Century Credit, NC Capital and Citigroup Global Markets Reality Corp., successor to Salomon Brothers, expiring in June 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	307,771	260,025

A $75 million master loan and security agreement among New Century Mortgage, NC Capital, New Century and Citigroup Global Markets Realty Corp., successor to Salomon Brothers Realty Corp., expiring in December 2005, secured by delinquent loans and REO properties, bearing interest based on a margin over one-month LIBOR.	417	959

A $250 million repurchase agreement between New Century Mortgage and Citigroup Global Markets, which expires in December 2005, secured by small balance commercial mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	120,493	54,398

A $500 million master loan and security agreement among New Century Credit, New Century Mortgage, NC Capital and Credit Suisse First Boston Mortgage Capital LLC expiring in November 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	248,784	—

A $2.0 billion master loan and security agreement among New Century Credit, New Century Mortgage, NC Capital, NC Residual II, Morgan Stanley Bank, Concord Minutemen Capital Company, LLC and Morgan Stanley Mortgage Capital Inc. expiring in February 2007, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	1,075,575	959,822

A $2.0 billion asset-backed note purchase and security agreement ($500 million, of which is uncommitted) between New Century Funding I, a special-purpose vehicle established as a Delaware statutory trust, which is a wholly-owned subsidiary of New Century Mortgage, and UBS Real Estate Securities Inc., expiring in June 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	1,354,811	1,141,167

Less: Credit facility amounts reclassified to financing on mortgage loans held for investment	(1,548,042)	(776,677)

	$3,651,181	3,704,268

The various credit facilities contain certain restrictive financial and other covenants that require the Company and/or certain of its subsidiaries to, among other things, restrict dividends, maintain certain levels of net worth, liquidity, available borrowing capacity, and debt-to-net worth ratios and to comply with regulatory and investor requirements. The Company was in compliance with these covenants at March 31, 2005.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

March 31, 2005 and 2004

8. Financing on Mortgage Loans Held for Investment

When the Company sells loans through securitizations structured as financings, the related bonds are added to its balance sheet. As of March 31, 2005 and December 31, 2004, the financing on mortgage loans held for investment consisted of the following (dollars in thousands):

	March 31, 2005	December 31, 2004
Securitized bonds	$14,192,048	12,379,524
Short-term financing on retained bonds	16,697	23,616
2003-NC5 NIM bond	2,652	7,583
Debt issuance costs	(67,169)	(81,427)
Credit facility amounts reclassified from warehouse credit facilities	1,548,042	776,677

Total financing on mortgage loans held for investment	$15,692,270	13,105,973

The Company’s maturity of financing on mortgage loans held for investment is based on certain prepayment assumptions. The Company estimates the average life to be between 2.0 and 4.1 years. The following table reflects the estimated maturity of the financing on mortgage loans held for investment as of March 31, 2005 (dollars in thousands):

Due in less than 1 year	$5,295,485
Due in 2 years	4,416,327
Due in 3 years	1,773,926
Thereafter	4,206,532

$15,692,270

9. Convertible Senior Notes Private Offering

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

As of March 31, 2005, the number of shares of the Company’s common stock into which the remaining convertible senior notes were convertible into was 161,582, subject to certain adjustments under the terms of the convertible senior notes. For example, the terms of the convertible senior notes allow for the bondholder’s conversion rate to adjust if the Company’s dividend rate increases generally above a dividend yield of 1.75%, subject to certain other factors. As of March 31, 2005, the maximum number of shares of the Company’s common stock into which the remaining untendered convertible senior notes were convertible into was 194,301, subject to certain adjustments under the terms of the convertible senior notes. On April 29, 2005, concurrent with the payment of a cash dividend of $1.55 per share, the number of shares into which the remaining notes were convertible was adjusted to 165,157.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

March 31, 2005 and 2004

10. Interest Income

The following table presents the components of interest income for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Interest on mortgage loans held for investment	$247,660	79,337
Interest on mortgage loans held for sale	76,199	68,992
Residual interest income	4,024	4,780
Other interest income	3,188	19

	$331,071	153,128

11. Interest Expense

The following table presents the components of interest expense for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Interest on financing on mortgage loans held for investment	$117,720	32,984
Interest on credit facilities and other short-term borrowings	42,206	19,943
Interest on convertible notes	63	2,124
Other interest expense	2,092	913

	$162,081	55,964

12. Hedging Activities

In connection with the Company’s strategy to mitigate interest rate risk on its residual assets, mortgage loans held for sale and mortgage loans held for investment, the Company uses derivative financial instruments such as Euro Dollar futures and interest rate cap contracts. It is not the Company’s policy to use derivatives to speculate on interest rates. These derivative instruments have an active secondary market, and are intended to provide income and cash flow to offset potential reduced interest income and cash flow under certain interest rate environments, as well as to hedge the fair value of certain fixed-rate mortgage loans held for investment and certain mortgage loans held for sale. In accordance with SFAS 133, the derivative financial instruments and any related margin accounts are reported on the condensed consolidated balance sheets at their fair value.

In 2003, the Company began applying hedge accounting as defined by SFAS 133 for certain derivative financial instruments used to hedge cash flows related to its financing on mortgage loans held for investment. In June 2004, the Company began applying hedge accounting for certain derivative financial instruments to hedge the fair value of certain of its mortgage loans held for investment and certain of its mortgage loans held for sale. The Company designates certain derivative financial instruments, Euro Dollar futures and interest rate cap contracts, as hedge instruments under SFAS 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented.

The Company documents the relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. This process includes linking derivatives to specific assets and liabilities on the condensed consolidated balance sheet. The Company also assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of the hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

March 31, 2005 and 2004

When hedge accounting is discontinued because the Company determines that the derivative no longer qualifies as an effective hedge, the derivative will continue to be recorded on the condensed consolidated balance sheet at its fair value. Any change in the fair value of a derivative no longer qualifying as an effective hedge is recognized in current period earnings. When a hedge is terminated, it is derecognized at the time of termination. For terminated hedges or hedges that no longer qualify as effective, the effective position previously recorded is amortized or accreted into earnings with the hedged item.

For derivative financial instruments designated as cash flow hedge instruments, the Company evaluates the effectiveness of these hedges against the interest payments related to its financing on mortgage loans held for investment being hedged to ensure that there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the cash flows as a result of changes in the benchmark LIBOR interest rate, which affect the interest payments related to its financing on mortgage loans held for investment (variable rate debt) being hedged, the Company uses derivatives classified as cash flow hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income during the current period, and reclassified into earnings in the period(s) during which the hedged transaction affects earnings pursuant to SFAS 133. The ineffective portion and/or remaining gain or loss on the derivative instrument is recognized in earnings in the current period. There was no ineffective portion of these hedges during the three months ended March 31, 2005. The ineffective portion of these hedges was approximately $300,000 for the first quarter of March 31, 2004.

As of March 31, 2005, the Company had open Euro Dollar futures contracts that were designated as hedging the variability in expected cash flows from the variable rate debt related to its financing on mortgage loans held for investment. The fair value of these contracts at March 31, 2005 was a $101.3 million asset and is included in prepaid expenses and other assets. The fair value of these contracts at March 31, 2004 was a $25.0 million liability, and is included in accounts payable and accrued liabilities. For the three months ended March 31, 2005, the Company recognized a gain of $6.7 million attributable to cash flow hedges, which has been recorded as a reduction of interest expense related to the Company’s financing on mortgage loans held for investment.

Additionally, certain Euro Dollar futures contracts were terminated during the fourth quarter of 2004 in connection with the transfer of certain assets from New Century TRS to New Century. The fair value of the contracts at the termination date of ($30.9) million is being amortized from other comprehensive income over the original hedge period, since the hedged transaction will continue to affect future earnings. The amortization of $3.0 million for the three months ended March 31, 2005 has been recorded as a increase of interest expense related to the Company’s financing on mortgage loans held for investment. As of March 31, 2005, the related other comprehensive income balance was ($27.9) million.

For derivative financial instruments designated as fair value hedge instruments, the Company evaluates the effectiveness of these hedges against the fair value of the asset being hedged to ensure that there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the fair value of the hedged assets as a result of changes in the benchmark LIBOR interest rate, the Company uses derivatives classified as fair value hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying fair value hedges, changes in the fair value of the derivative instruments and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in current earnings pursuant to SFAS 133. For the three months ended March 31, 2005, the Company recognized a gain of $8.6 million, which was substantially offset by changes in the fair value of the hedged assets. The gain was included as a component of gain on sale.

As of March 31, 2005, the Company had open Euro Dollar futures contracts that were designated as fair value hedges. The fair value of these contracts at March 31, 2005 was a $1.1 million asset and is included in prepaid expenses and other assets. The fair value of these contracts was substantially offset by changes in the fair value of the hedged assets.

Certain of the Company’s securitizations structured as financings are subject to interest rate cap contracts, or caplets, designated and documented as cash flow hedges, used to mitigate interest rate risk. The change in the fair value of these interest rate cap contracts is recorded in other comprehensive income each period. Amounts are reclassified out of other comprehensive income as the hedged transactions impact earnings. For the three months ended March 31, 2005, the Company recorded an interest expense of $2.3 million related to the amortization of the caplets. The related net change to other comprehensive income due to the amortization and change in fair value of the caplets was $161,000. At March 31, 2004 such caplets were not designated as hedges. The fair value of these caplets was $6.1 million at March 31, 2005 and is included in prepaid expenses and other assets.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

March 31, 2005 and 2004

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the period in which the changes occur.

The change in the fair value of Euro Dollar futures contracts, not designated and documented as hedges, used to mitigate interest rate risk in the Company’s residual assets and mortgage loans held for investment (not previously designated as hedges) is recorded through earnings each period, and is included as a component of gain on sale. For the three months ended March 31, 2005 and 2004, the Company recognized gain of $395,000 and a loss of $2.1 million, respectively, related to the change in the fair value of these contracts. These contracts were settled at March 31, 2005, and as such had no fair value as of that date. The fair value of these contracts at March 31, 2004 was a $3.4 million liability, and is included in accounts payable and accrued liabilities.

During the three months ended March 31, 2004, certain of the Company’s securitizations structured as financings were subject to interest rate cap contracts, not designated and documented as hedges, used to mitigate interest rate risk. The change in the fair value of these interest rate cap contracts is recorded through earnings each period, and is included as a component of interest expense. For the three months ended March 31, 2004, the Company recognized interest expense of $2.1 million related to the change in fair value of these cap contracts. The fair value of these cap contracts at March 31, 2004 was $1.4 million and is included in prepaid expenses and other assets. At March 31, 2005, all cap contracts were designated as hedges.

13. Income Taxes

Commencing in 2004, New Century has operated so as to qualify as a REIT for federal income tax purposes and will file a separate federal income tax return that does not include the operations of the Company’s non-REIT, or TRS, companies. Provided at least 90% of the taxable income of the REIT is distributed to stockholders in the manner prescribed by the Code, no income taxes are due on the income distributed in the form of dividends by the REIT. However, any income not so distributed representing amounts retained by the Company above the 90% distribution requirement, and all income of the TRS companies are fully taxable at applicable state and federal rates.

Effective tax rates for the first quarter of 2005 will therefore differ substantially from the first quarter rates in 2004 where the entire operations of the Company were taxable at the highest states rates and the maximum 35% federal rate. The table below outlines the calculation of tax expense, including $750,000 of tax expense for undistributed REIT earnings and a calculation of tax for TRS earnings, including a permanent tax difference of $2.2 million during this first quarter. Additionally, provided is a comparison of the components comprising the differences in the tax rate for the consolidated group between the 2005 and 2004 (dollars in thousands):

	Three months ended March 31,
	2005			2004
	REIT	TRS	Total	Non-REIT
Earnings before income taxes	$79,619	11,545	91,164	156,467
Taxable REIT earnings in excess of GAAP earnings	8,612	N/A	8,612	N/A

Taxable REIT and taxable TRS income	88,231	11,545	99,776	156,467
Expected dividend paid deduction for REIT level companies	(86,408)	N/A	(86,408)	N/A

Taxable income after REIT dividend paid deduction	$1,823	11,545	13,368	156,467

Income tax computation by entity	(747)	(5,657)	(6,404)	(69,222)
Add back earnings before income taxes	79,619	11,545	91,164	156,467

Net earnings by entity	$78,872	5,888	84,760	87,245

Combined tax rate for consolidated New Century			7.02%	44.24%

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

March 31, 2005 and 2004

14. Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Basic:
Net earnings	$84,760	87,245

Weighted average number of common shares outstanding	54,779	32,997

Earnings per share	$1.55	$2.64

Diluted:
Net earnings	$84,760	87,245
Add: Interest and amortization of debt issuance costs on convertible senior notes, net of tax	18	1,232

Diluted net earnings	$84,778	88,477

Weighted average number of common shares outstanding	54,779	32,997
Dilutive effect of convertible senior notes, stock options and restricted stock	2,488	9,019

	57,267	42,016

Earnings per share	$1.48	$2.11

For the three months ended March 31, 2005 and 2004, the Company has included the effect of approximately 162,000 and 6.0 million shares, respectively, of its common stock related its senior convertible notes in the computation of diluted earnings per share. Diluted earnings have been adjusted to add the interest expense and amortization of debt issuance costs recorded related to the senior convertible notes, net of the applicable income tax effect.

For the three months ended March 31, 2005, options to purchase 77,500 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the three months ended March 31, 2004, options to purchase 30,000 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

15. Consolidating Financial Information

On February 14, 2005, New Century Financial Corporation and New Century TRS entered into a second supplemental indenture in connection with New Century Financial Corporation’s agreement to guarantee the payment of New Century TRS’ obligations with respect to its 3.50% convertible senior notes due 2008 (see Note 9—Convertible Senior Notes).

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidating Schedule – Balance Sheet

March 31, 2005

(Dollars in thousands)

(Unaudited)

The following is consolidating information as to the financial condition, results of operations and cash flows of New Century:

	New Century Financial Corporation	New Century Residual IV Corporation	New Century Credit Corporation	New Century TRS Holdings, Inc.	Eliminations	Consolidated
Assets
Cash and cash equivalents	$608,931	—	1,000	270,199	—	880,130
Restricted cash	—	333,179	—	147,621	—	480,800
Mortage loans held for sale, net	—	—	—	3,874,414	—	3,874,414
Mortgage loans held for investment, net	—	10,830,254	1,584,061	3,461,529	(39,641)	15,836,203
Residual interests in securitizations	—	—	—	143,928	—	143,928
Mortgage servicing assets	—	—	—	14,448	—	14,448
Accrued interest receivable	—	56,130	3,247	16,785	—	76,162
Income taxes, net	—	—	—	85,874	—	85,874
Office property and equipment	—	—	—	59,974	—	59,974
Prepaid expenses and other assets	479	113,960	2,505	138,307	20,224	275,475
Due to (from) affiliates	27,787	82,532	(15,932)	(94,387)	—	—
Investment in subsidiary	1,412,451	—	—	—	(1,412,451)	—

Total assets	$2,049,648	11,416,055	1,574,881	8,118,692	(1,431,868)	21,727,408

Liabilities and Stockholders’ Equity
Credit facilities on mortgage loans held for sale	$—	—	—	3,651,181	—	3,651,181
Financing on mortgage loans held for investment, net	—	10,699,607	1,548,042	3,444,621	—	15,692,270
Accounts payable and accrued liabilities	85,885	85,637	—	209,827	—	381,349
Convertible senior notes, net	—	—	—	5,407	—	5,407
Notes payable	—	—	—	33,438	—	33,438

Total liabilities	85,885	10,785,244	1,548,042	7,344,474	—	19,763,645

Commitments and contingencies
Stockholders’ equity:
Common stock	556	—	—	—	—	556
Additional paid-in capital	1,111,518	450,152	3,001	—	(453,153)	1,111,518
Accumulated other comprehensive income (loss)	71,137	93,710	—	(22,573)	(71,137)	71,137
Retained earnings, restricted	780,552	86,949	23,838	796,791	(907,578)	780,552

Total stockholders’ equity	1,963,763	630,811	26,839	774,218	(1,431,868)	1,963,763

Total liabilities and stockholders’ equity	$2,049,648	11,416,055	1,574,881	8,118,692	(1,431,868)	21,727,408

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidating Schedule – Balance Sheet

December 31, 2004

(Dollars in thousands)

	New Century Financial Corporation	New Century Residual IV Corporation	New Century Credit Corporation	New Century TRS Holdings, Inc.	Eliminations	Consolidated
Assets
Cash and cash equivalents	$742,239	—	1,000	99,615	—	842,854
Restricted cash	9,000	274,408	—	170,627	—	454,035
Mortgage loans held for sale, net	—	—	—	3,922,865	—	3,922,865
Mortgage loans held for investment, net	—	8,582,010	806,479	3,834,614	(27,779)	13,195,324
Residual interests in securitizations	—	—	—	148,021	—	148,021
Mortgage servicing assets	—	—	—	8,249	—	8,249
Accrued interest receivable	—	43,374	1,328	21,506	—	66,208
Income taxes, net	—	—	—	180,840	—	180,840
Office property and equipment	—	—	—	47,266	—	47,266
Prepaid expenses and other assets	213	40,062	1,694	126,066	18,247	186,282
Due to (from) affiliates	(30,568)	44,288	39,006	(52,726)	—	—
Investment in subsidiary	1,240,315	—	—	—	(1,240,315)	—

Total assets	$1,961,199	8,984,142	849,507	8,506,943	(1,249,847)	19,051,944

Liabilities and Stockholders’ Equity
Credit facilities on mortgage loans held for sale	$—	—	—	3,704,268	—	3,704,268
Financing on mortgage loans held for investment, net	—	8,467,650	776,676	3,861,647	—	13,105,973
Accounts payable and accrued liabilities	82,634	8,277	59,853	169,344	—	320,108
Convertible senior notes, net	—	—	—	5,392	—	5,392
Notes payable	—	—	—	37,638	—	37,638

Total liabilities	82,634	8,475,927	836,529	7,778,289	—	17,173,379
Commitments and contingencies
Stockholders’ equity:
Common stock	547	—	—	—	—	547
Additional paid-in capital	1,101,091	450,152	3,000	—	(453,152)	1,101,091
Accumulated other comprehensive income (loss)	(4,700)	23,608	—	(28,307)	4,699	(4,700)
Retained earnings, restricted	781,627	34,455	9,978	756,961	(801,394)	781,627

Total stockholders’ equity	1,878,565	508,215	12,978	728,654	(1,249,847)	1,878,565

Total liabilities and stockholders’ equity	$1,961,199	8,984,142	849,507	8,506,943	(1,249,847)	19,051,944

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidating Schedule – Statements of Income

March 31, 2005 and 2004

(Dollars in thousands)

(Unaudited)

	March 31, 2005						March 31, 2004
	New Century Financial Corporation	New Century Residual IV Corporation	New Century Credit Corporation	New Century TRS Holdings, Inc.	Eliminations	Consolidated	New Century TRS Holdings, Inc.
Interest income	$2,328	167,994	19,575	144,399	(3,225)	331,071	153,128
Interest expense	(417)	(65,591)	(7,904)	(88,169)	—	(162,081)	(55,964)

Net interest income	1,911	102,403	11,671	56,230	(3,225)	168,990	97,164
Provision for losses on mortgage loans held for investment	—	(29,151)	—	(1,087)	—	(30,238)	(19,869)

Net interest income after provision for losses	1,911	73,252	11,671	55,143	(3,225)	138,752	77,295
Other operating income:
Gain (loss) on sale of mortgage loans	—	513	—	154,891	(15,652)	139,752	201,976
Servicing fees received (paid)	—	(11,976)	(136)	18,834	—	6,722	5,896
Other income	—	444	2,325	1,104	—	3,873	—
Equity in net earnings of subsidiary	87,816	—	—	—	(87,816)	—	—

Total other operating income	87,816	(11,019)	2,189	174,829	(103,468)	150,347	207,872

Other operating expenses:
Personnel	1,644	—	—	126,878	—	128,522	80,966
General and administrative	3,198	—	—	38,577	—	41,775	29,832
Advertising and promotion	—	—	—	19,832	—	19,832	13,565
Professional services	125	—	—	7,681	—	7,806	4,337

Total operating expenses	4,967	—	—	192,968	—	197,935	128,700

Earnings before income taxes	84,760	62,233	13,860	37,004	(106,693)	91,164	156,467
Income taxes	—	747	—	5,657	—	6,404	69,222

Net earnings	$84,760	61,486	13,860	31,347	(106,693)	84,760	87,245

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Periods ended March 31, 2005 and 2004

(Dollars in thousands)

(Unaudited)

	March 31, 2005						March 31, 2004
	New Century Financial Corporation	New Century Residual IV Corporation	New Century Credit Corporation	New Century TRS Holdings, Inc.	Eliminations	Consolidated	New Century TRS Holdings, Inc.
Cash flows from operating activities:
Net earnings	$84,760	61,486	13,860	31,347	(106,693)	84,760	87,245
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	1,644	16,526	—	5,601	—	23,771	5,813
Cash flows received from residual interests	—	—	—	6,787	—	6,787	14,795
Accretion of NIRs	—	—	—	(4,024)	—	(4,024)	(4,780)
Servicing gains	—	—	—	(8,120)	—	(8,120)	—
Fair value adjustment of residual securities	—	—	—	1,330	—	1,330	(1,442)
Provision for losses on mortgage loans held for investment	—	29,151	—	1,087	—	30,238	19,869
Provision for repurchase losses	—	—	—	548	—	548	1,357
Mortgage loans originated or acquired for sale	—	—	—	(6,480,899)	—	(6,480,899)	(6,898,797)
Mortgage loan sales, net	—	—	—	6,516,864	—	6,516,864	7,349,675
Principal payments on mortgage loans held for sale	—	—	—	41,014	—	41,014	37,314
Increase in credit facilities on mortgage loans held for sale	—	—	—	(53,087)	—	(53,087)	(513,757)
Due to (from) affiliates	(58,355)	(38,244)	54,938	41,661	—	—	—
Net change in other assets and liabilities	(383)	57,659	(62,582)	122,348	7,015	124,057	20,097
Equity in undistributed earnings of subsidiaries	(87,816)	—	—	—	87,816	—	—

Net cash provided by (used in) operating activities	(60,150)	126,578	6,216	222,457	(11,862)	283,239	117,389

Cash flows from investing activities:
Mortgage loans originated or acquired for investment, net	—	(3,037,696)	(781,172)	3,662	11,862	(3,803,344)	(1,519,964)
Principal payments on mortgage loans held for investment	—	740,870	3,590	358,325	—	1,102,785	256,370
Purchase of office property and equipment	—	—	—	(17,086)	—	(17,086)	(5,715)

Net cash provided by (used in) investing activities	—	(2,296,826)	(777,582)	344,901	11,862	(2,717,645)	(1,269,309)

Cash flows from financing activities:
Proceeds from issuance of financing on mortgage loans held for investment, net	—	2,889,806	—	(1,204)	—	2,888,602	—
Repayments of financing on mortgage loans held for investment	—	(660,787)	—	(414,376)	—	(1,075,163)	(211,379)
Increase (decrease) in credit facilities on mortgage loans held for investment	—	—	771,366	—	—	771,366	1,519,964
Proceeds from (net repayments of) notes payable	—	—	—	(4,200)	—	(4,200)	15,408
(Increase) decrease in restricted cash	9,000	(58,771)	—	23,006	—	(26,765)	(91,440)
Payment of dividends on common stock	(82,569)	—	—	—	—	(82,569)	(5,356)
Net proceeds from issuance of stock	411	—	—	—	—	411	(461)

Net cash provided by (used in) financing activities	$(73,158)	2,170,248	771,366	(396,774)	—	2,471,682	1,226,736

Net increase (decrease) in cash and cash equivalents	$(133,308)	—	—	170,584	—	37,276	74,816
Cash and cash equivalents, beginning of period	742,239	—	1,000	99,615	—	842,854	278,598

Cash and cash equivalents, end of period	$608,931	—	1,000	270,199	—	880,130	353,414

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

March 31, 2005 and 2004

16. Segment Reporting

The operating segments reported below are the segments of the Company for which separate financial information is available and for which revenues and operating income amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance.

The portfolio segment uses the Company’s equity capital and borrowed funds to invest in its mortgage loan portfolio, thereby producing net interest income. The mortgage loan operations segment purchases and originates non-conforming residential mortgage loans through relationships with various mortgage companies, mortgage brokers, correspondent lenders, and directly to borrowers. The mortgage loan operations segment records (i) interest income, interest expense, provision for mortgage loans losses on the mortgage loans it holds prior to selling its loans to the portfolio segment, (ii) interest income, interest expense, provision for mortgage loan losses on mortgage loans it holds in its portfolio and (iii) gain on sale of mortgage loans. The servicing segment services loans, seeking to ensure that loans are repaid in accordance with their terms and earns a servicing fee based upon the dollar amount of the servicing portfolio.

For its portfolio segment, management evaluates mortgage assets at the segment level. As such, the quarter end balances of these assets are included herein.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

March 31, 2005 and 2004

For the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months ended March 31, 2005
	Qualified REIT Subsidiary	Taxable REIT Subsidiary
	Portfolio	Portfolio	Mortgage Loan Operations	Servicing and other	Eliminations	Total
Interest income	$189,897	61,787	79,387	—	—	331,071
Interest expense	(73,912)	(43,808)	(44,361)	—	—	(162,081)

Net interest income	115,985	17,979	35,026	—	—	168,990
Provision for losses on mortgage loans held for investment	(29,151)	(1,087)	—	—	—	(30,238)

Net interest income after provision for losses	86,834	16,892	35,026	—	—	138,752
Other operating income:
Gain on sale of mortgage loans	513	—	154,891	—	(15,652)	139,752
Servicing & other	(9,343)	—	(5,349)	25,287	—	10,595

Total other operating income	(8,830)	—	149,542	25,287	(15,652)	150,347

Operating expenses	4,966	—	182,261	10,708	—	197,935

Earnings before income taxes	$73,038	16,892	2,307	14,579	(15,652)	91,164

Funding Volume	$—	—	10,251,567	—	—	10,251,567

Securitizations structured as financings	$2,991,324	—	—	—	—	2,991,324

Mortgage assets at March 31, 2005	$12,414,315	3,461,529	3,874,414	—	(39,641)	19,710,617

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

March 31, 2005 and 2004

	Three Months ended March 31, 2004
	Taxable REIT Subsidiary
	Portfolio	Mortgage Loan Operations	Servicing and other	Eliminations	Total
Interest income	$84,117	69,011	—	—	153,128
Interest expense	(32,984)	(22,980)	—	—	(55,964)

Net interest income	51,133	46,031	—	—	97,164
Provision for losses on mortgage loans held for investment	(19,869)	—	—	—	(19,869)

Net interest income after provision for losses	31,264	46,031	—	—	77,295
Other operating income:
Gain on sale of mortgage loans	—	201,976	—	—	201,976
Servicing & other	—	(6,214)	12,110	—	5,896

Total other operating income	—	195,762	12,110	—	207,872

Operating expenses	—	123,036	5,664	—	128,700

Earnings before income taxes	$31,264	118,757	6,446	—	156,467

Funding Volume	$—	8,436,356	—	—	8,436,356

Securitizations structured as financings	$—	—	—	—	—

Mortgage assets at March 31, 2004	$5,999,277	2,956,936	—	—	8,956,213

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2004. As such, a reading of the Annual Report on Form 10-K is necessary to an informed understanding of the following discussions.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes contained elsewhere herein. As used herein, except where the context suggests otherwise, for time periods on and after October 1, 2004, the terms “the company,” “our,” “its,” “we,” “the group,” and “us” refer to New Century Financial Corporation and its consolidated subsidiaries and for the time periods before October 1, 2004, the terms “the company,” “our,” “its,” “we,” “the group,” and “us” mean New Century TRS Holdings, Inc. and its consolidated subsidiaries.

General

New Century Financial Corporation is a real estate investment trust, or REIT, that, through its taxable REIT subsidiaries, operates one of the nation’s largest subprime mortgage finance companies. We began operating our business as a REIT in the fourth quarter of 2004, and we will elect to be taxed as a REIT when we file our tax returns for 2004. In connection with our REIT conversion we raised approximately $770 million of capital in October 2004, net of underwriting and other expenses. We continue to deploy that capital to build our portfolio of mortgage assets and expect to have fully deployed that capital by the end of the second quarter of 2005. We expect that our portfolio of mortgage assets will provide a relatively stable source of revenues and will contribute more than half of our earnings in 2005.

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

We have historically sold our loans through both whole loan sales and securitizations. Until 2003, we typically structured those securitizations as sales. Since 2003, we have retained between 20% and 30% of our loan production for investment on our balance sheet through securitizations structured as financings rather than sales. We converted to a REIT in 2004 because we believe that the REIT structure provides the most tax-efficient way to hold mortgage loans on our balance sheet. We expect that we will continue to increase the percentage of our net income generated from our mortgage loan portfolio, producing more diverse revenues across a variety of interest rate environments.

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

As a result of the merger and the related capital-raising activities, we expect that a significant source of our revenue prospectively will be interest income generated from our portfolio of mortgage loans held by our REIT and our qualified REIT subsidiaries. We also expect to continue to generate revenue through our taxable REIT subsidiaries from the sale of loans, servicing income and loan origination fees. We expect the primary components of our expenses to be (i) interest expense on our credit facilities, securitizations, and other borrowings, (ii) general and administrative expenses, and (iii) payroll and related expenses arising from our origination and servicing businesses.

Executive Summary

In the fourth quarter of 2004, we began operating our business as a REIT and began deploying the $770 million of capital we raised to establish a portfolio of mortgage assets. At March 31, 2005, the portfolio totaled $15.8 billion, and we expect it to grow to approximately $18 billion by the end of June 2005 as we finish deploying the capital we raised. We expect that a majority of our income will come from the interest we earn on the mortgage assets we hold for investment. We will supplement that income with earnings from our taxable REIT subsidiaries, which will continue to originate, service and sell mortgage loans.

Overview

Currently, there are two key components to our business: (i) our mortgage loan portfolio held by our REIT, our qualified REIT subsidiaries and our taxable REIT subsidiaries, and (ii) our origination and sales activities conducted through our taxable REIT subsidiaries.

REIT and TRS Portfolios

The largest component of our revenue is derived from the income we earn on our portfolio of mortgage loans held for investment, which totaled $15.8 billion at March 31, 2005.

During 2003, we shifted our strategy to address the cyclical nature of our earnings with the goal of generating a more stable long-term earnings stream. Our principal strategy to achieve this goal is to hold loans on our balance sheet. Because our credit facilities are short-term in nature and generally do not allow loans to be financed through the facility for longer than 180 days, a securitization structure offers the most attractive means to finance loans on our balance sheet. To support the goal of matching the timing of cash flows with the recognition of earnings on our loans, during 2003 we began to structure our securitizations as financings rather than sales. We make an initial cash investment so that the securitization trusts begin to return cash flow to us beginning in the first month following securitization. Therefore, we require cash and capital to make an initial investment, as well as to support the loans on our balance sheet. During 2003 and 2004, we retained between 20% to 25% of our loan production through securitizations. During the first quarter of 2005, we retained approximately 30% of our loan production to support our balance sheet strategy.

Our portfolio of mortgage loans held for investment generally consists of a representative cross-section of our overall production volume. This portfolio earns net interest income over its life, which is generally three years on a weighted-average basis. The net interest income we earn from our portfolio is influenced by a variety of factors, including the performance of the loans and the level and direction of interest rates.

We measure the performance of the loans by monitoring prepayment rates and credit losses. Faster prepayments reduce the weighted average life of the portfolio, reducing net interest income. Credit losses, which we generally assume to be approximately 3% of the original balance of the loans, also reduce net interest income.

Generally, our loans have a fixed-rate for a period of time, while the underlying bonds that finance those loans are variable rate based on one-month LIBOR, resulting in interest rate risk. Our hedging strategies to mitigate this interest rate risk are designed to lock in our interest margin at the inception of each securitization.

Originations and Sales

The second major component of our business is our ability to originate and purchase mortgage loans at a reasonable cost and to sell a portion of those loans in the secondary mortgage market at prices that result in an attractive operating margin. We measure our operating margin as the sum of the price we receive for our loans, plus the net interest we earn for the period of time we hold the loans, less the cost to originate the loans. For the past several years, our secondary marketing strategy included a combination of both whole loan sales and securitizations of our loans.

Loan origination volumes in our industry have historically fluctuated from year to year and are affected by such external factors as home values, the level of interest rates and consumer debt, and the overall condition of the economy. In addition, the premiums we receive from the secondary market for our loans have also fluctuated and are influenced by each of these factors, but predominantly the interest rate environment. As a consequence, the business of originating and selling loans is cyclical.

The operating margin of our origination franchise has three components: (i) net interest income; (ii) gain on sale of loans; and (iii) loan origination or acquisition costs. We use the operating margin as our principal metric to measure the value of our origination franchise.

Net interest income on mortgage loans held for sale—We typically hold our mortgage loans held for sale for an average period of 30 to 45 days before they are sold in the secondary market or securitized. During that time, we earn the coupon rate of interest paid by the borrower and we pay interest to the lenders that provide our financing facilities. During 2004, the difference between these interest rates was approximately 4.7%. During the three months ended March 31, 2005, the margin decreased to 2.9% as short-term rates have increased more rapidly than our average coupon rates. We manage the timing of our sales to optimize the net interest income we earn on the loans, while preserving the ability to sell the loans at the maximum price.

Gain on sale of loans—Gain on sale of loans is affected by the condition of the secondary market for our loans. During the latter half of 2004 and the first quarter of 2005, as interest rates began to rise, the underlying factors that affect secondary market pricing remained somewhat stable. However, as short-term rates rose faster than long-term rates (a flatter yield curve), the prices we received for our loans began to decline relative to historic levels. Further, we have not raised the interest rates we charge our borrowers consistently with increases in the overall interest rate environment, reducing gain on sale margins in the first quarter of 2005 compared to the first quarter of 2004.

Loan origination or acquisition cost—We also measure and monitor the cost to originate our loans. We typically refer to this as our loan acquisition costs. Loan acquisition costs include the fees paid to wholesale brokers and correspondents, direct loan origination costs, including commissions and corporate overhead costs, less points and fees received from borrowers, divided by total production volume. Loan acquisition costs do not include profit-based compensation, servicing division overhead, parent company expenses and startup operations. During the year of 2004 and through the first three months of 2005, our loan acquisition costs remained relatively stable and generally fluctuated inversely with our production volume. As a result of the competitive environment and its impact on the value of our loans, we have begun to implement cost- cutting measures designed to reduce our loan acquisition costs. Some of these measures were implemented in the first quarter of 2005, but most of the impact of these measures is expected to occur in the remainder of 2005.

These two components of our business account for most of our operating revenues and expenses. Our origination platform provides the source of the loan volume to conduct both parts of our business.

Loan originations and purchases

As of March 31, 2005, our Wholesale Division operated through 27 regional operating centers. Our Wholesale Division originated or purchased $9.1 billion in loans during the three months ended March 31, 2005. As of March 31, 2005, our Retail Division originated loans through 73 sales offices, including our centralized telemarketing unit. Our Retail Division originated or purchased $1.2 billion in loans during the three months ended March 31, 2005.

During the three months ended March 31, 2005, approximately $5.7 billion, or 56.0%, of our mortgage production consisted of cash-out refinancings, where the borrowers refinanced their existing mortgages and received cash representing a portion of the equity in their homes. For the same period, approximately $3.6 billion, or 35.4%, of our mortgage production consisted of home purchase finance loans. The remainder of our mortgage production, $882 million, or 8.6%, consisted of transactions in which borrowers refinanced their existing mortgages to obtain a better interest rate or loan maturity, or rate and term refinance transactions. For the three months ended March 31, 2004, total originations consisted of $5.5 billion, or 65.0%, of cash-out refinancings, $2.5 billion, or 29.4%, of home purchase financing, and $470 million, or 5.6%, of rate and term refinance transactions. Market and economic conditions, as well as our focus on increasing our home purchase business, have resulted in the shift in mix between home purchase and cash-out refinancings. We believe that our current rate of business is sustainable and that our origination strategies and initiatives are consistent with that belief. If we are successful in maintaining this mix, we believe our exposure to interest rate cyclicality will be somewhat reduced.

We have experienced considerable growth of our interest-only product. During the three months ended March 31, 2005, originations of interest-only loans totaled $2.7 billion, or 26.7%, of total originations. Interest-only originations during the three months ended March 31, 2004 totaled $963 million, or 11.4%, of total originations during the period. We believe our strict underwriting guidelines and the stronger credit characteristics of these loans mitigate their perceived higher risk.

For the three months ended March 31, 2005, full documentation loans as a percentage of originations totaled $5.2 billion, or 50.7%, limited documentation loans totaled $569 million, or 5.6%, and stated documentation loans totaled $4.5 billion, or 43.7%. Full documentation loans generally require applicants to submit two written forms of verification of stable income for at least 12 months. Limited documentation loans generally require applicants to submit 12 consecutive monthly bank statements on their individual bank accounts. Stated income documentation loans are based upon stated monthly income if the applicant meets certain criteria. For the three months ended March 31, 2004, full documentation loans as a percentage of total originations totaled $4.5 billion, or 53.2%, limited documentation loans totaled $431 million, or 5.1%, and stated documentation loans totaled $3.5 billion, or 41.7%. Generally, economic and market conditions determine product mix, including product introductions and offerings by competitors. As these factors change, product mix, including required documentation, fluctuates as well. We designed our underwriting standards and quality assurance programs to insure that loan quality is consistent and meets our guidelines, even as the documentation type mix varies.

The following table sets forth selected information relating to loan originations and purchases during the periods shown (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Wholesale originations	$9,073,489	7,695,006
Retail originations	1,178,078	741,350

Total originations	10,251,567	8,436,356
Fixed-rate mortgages	2,326,579	2,325,645
Adjustable-rate mortgages:
Traditional	5,183,419	5,148,082
Interest-Only	2,741,569	962,629

Total originations	10,251,567	8,436,356
Purchases	3,623,957	2,484,374
Refinances:
Cash-out refinances	5,745,910	5,481,811
Rate/term refinances	881,700	470,171

Total originations	10,251,567	8,436,356
Full documentation	5,199,064	4,485,405
Limited documentation	568,930	431,292
Stated documentation	4,483,573	3,519,659

Total originations	10,251,567	8,436,356
Average principal balance of loans originated	$180	168
Weighted average FICO score of loans originated	627	619
Percent of loans secured by first mortgages	95.3%	97.0%
Weighted average LTV ratio(1)	81.0%	81.7%
Weighted average interest rates:
Fixed-rate mortgages - initial rate	7.6%	7.2%
Adjustable-rate mortgages - initial rate	7.1%	6.9%
Adjustable-rate mortgages - margin over index	5.7%	5.5%
Total originations	7.2%	7.0%
Percentage of loans originated in top two credit grades	87.4%	84.1%
Percentage of loans originated in bottom two credit grades	2.9%	3.5%

(1)	Weighted average LTV is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.

Secondary Market Transactions

Historically, one of our major components of revenue has been the recognition of gain on sale of our loans through whole loan sales and, until 2003, securitizations structured as sales. In a whole loan sale, we recognize and receive a cash gain upon sale. In a securitization structured as a sale for financial reporting purposes, we typically recognize a gain on sale at the time the loans are sold, and receive cash flows over the actual life of the loans.

Since the first quarter of 2003, we have structured all of our securitizations as financings rather than sales. Such structures do not result in gain on sale at the time of the transaction, but rather yield interest income as the payments on the underlying mortgages are received. The following table sets forth secondary marketing transactions for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2005		2004
	Amount	% of Sales	Amount	% of Sales
Premium whole loan sales	$6,451,298	67.8%	7,309,153	99.4
Discounted whole loan sales	65,566	0.7%	40,522	0.6

Total sales	6,516,864	68.5%	7,349,675	100.0
Securitizations structured as financings	2,991,324	31.5%	—	0.0

Total secondary market transactions	$9,508,188	100.0%	7,349,675	100.0

Whole Loan Sales

During the three months ended March 31, 2005, whole loans sales accounted for $6.5 billion, or 68.5%, of our total secondary market transactions. The weighted average premiums received on whole loans sales was 2.99% of the original principal balance of the loans sold, including certain hedge gains and premiums received for servicing rights. For the same period in 2004, whole loans sales accounted for $7.3 billion, or 100.0%, of our total secondary market transactions and the weighted average premiums received was 3.82%, including premiums received for servicing rights. No hedge gains related to whole loans sales were recognized in 2004. The underlying factors that affect secondary market pricing have remained somewhat stable. However, as short-term interest rates have risen faster than long-term interest rates (a flatter yield curve), the prices we received for our loans began to decline relative to historic levels. Further, we have not raised the interest rates we charge our borrowers consistent with increases in the overall interest rate environment, reducing gain on sale margins in the first quarter of 2005 compared to the first quarter of 2004.

Securitizations Structured as Financings

During the three months ended March 31, 2005, we completed a securitization totaling $3.0 billion, which we structured as a financing for accounting purposes under Statement of Financial Accounting Standards No. 140, or SFAS 140. The “portfolio-based” accounting treatment for securitizations structured as financings and recorded on-balance sheet is designed to more closely match the recognition of income with the receipt of cash payments. Because we do not record gain on sale revenue in the period in which the securitization structured as a financing occurs, the use of such portfolio-based accounting structures will result in lower income in the period in which the securitization occurs than would a traditional securitization structured as a sale. However, the recognition of income as interest payments are received on the underlying mortgage loans is expected to result in higher income recognition in future periods than would a securitization structured as a sale. During the three months ended March 31, 2004, we did not complete any securitizations structured as financings. The increase in securitizations structured as financings in 2005 is the result of our strategy to retain more of our volume on our balance sheet in order to grow our REIT portfolio. During April 2005, we completed a securitization totaling $3.0 billion, which we structured as a financing for accounting purposes.

Securitizations Structured as Sales

During the first quarter of 2005 and 2004, we did not complete any securitization transactions structured as sales. However, we continue to hold residual interests on our balance sheet related to securitizations structured as sales closed in 2002 and prior years.

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

On a quarterly basis, we review the underlying assumptions to value each residual interest and adjust the carrying value of the securities based on actual experience and industry trends. To determine the residual asset value, we project cash flow for each security. To project cash flow, we use base assumptions for the constant prepayment rate, or CPR, and losses for each product type based on historical performance. We update each security to reflect actual performance to date and we adjust base assumptions for CPR and losses based on historical experience to project performance of the security from that date forward. We then use the LIBOR forward curve to project future interest rates and compute cash flow projections for each security. We then discount the projected cash flows at a rate commensurate with the risk involved. At March 31, 2005, we used discount rates of 12% for residual interests and 14% for residual interests through net interest margin security, or NIMS, transactions.

During the three months ended March 31, 2005 and 2004, as a result of our quarterly evaluation of the residual interests, we recorded a $1.3 million decrease and a $1.4 million increase in the fair value of the residual assets, respectively. These fair value adjustments represent the change in the estimated present value of future cash flows from the residual interests. During the first quarter of 2005, changes in the prepayment assumptions on certain loans underlying our residual interests resulted in a reduction in fair value of $1.3 million.

Discounted Loan Sales

During the three months ended March 31, 2005, we sold $65.6 million in loans at a discount to their outstanding principal balance. These loans consisted of repurchased loans, loans with documentation defects or loans that whole loan buyers rejected because of certain characteristics. For the three months ended March 31, 2004, discounted sales totaled $40.5 million. On a percentage basis, discounted sales increased from 0.6% of total secondary market transactions for the three months ended March 31, 2004 to 0.7% for the three months ended March 31, 2005. The severity of the discount decreased from 7.6% for the three months ended March 31, 2004 to 2.0% for the three months ended March 31, 2005, as a result of a stronger and more active secondary market for these types of loans as well as the characteristics of the mortgage loans being sold.

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Certain accounting policies require us to make significant estimates and assumptions that may have a material impact on certain assets and liabilities or our results of operations, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities and our results of operations.

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

The allowance for losses on mortgage loans held for investment as a percentage of mortgage loans held for investment as of March 31, 2005 was approximately 0.82% of the unpaid principal balance of the loans.

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

The Annual Percentage Rate, or APR, on the mortgage loans is relatively high in comparison to the pass-through rate on the certificates. Accordingly, the residuals described above are a significant asset. In determining the value of the residuals, we estimate the future rate of prepayments, prepayment penalties that we will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. We estimate average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.60% to 4.36% for adjustable-rate securities and 1.98% to 5.04% for fixed-rate securities. We base these estimates on historical loss data for the loans, the specific characteristics of the loans and the general economic environment. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.88% at March 31, 2005. We estimate prepayments by evaluating historical prepayment performance of our loans and the impact of current trends. We use a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). These prepayment curve and default estimates have resulted in weighted average lives of between 2.34 to 2.68 years for our adjustable-rate securities and 2.40 to 3.51 years for our fixed-rate securities.

During the quarter ended March 31, 2005, the residuals provided us with $6.8 million in net cash flow. We perform an evaluation of the residuals quarterly, taking into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. During the three months ended March 31, 2005, we increased our prepayment rate assumptions based upon actual performance and made minor adjustments to certain other assumptions, resulting in a $1.3 million downward fair value adjustment for the quarter.

The bond and certificate holders and their securitization trusts have no recourse to us for failure of mortgage loan borrowers to pay when due. Our residuals are subordinate to the bonds and certificates until the bond and certificate holders are fully paid.

We are party to various transactions that have an off-balance sheet component. In connection with our off-balance sheet securitization transactions, there were $881.8 million in loans owned by the off-balance sheet trusts as of March 31, 2005. The trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to us in the event that the loans in the various trusts do not perform as expected. Because these trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, we have included only our residual interest in these loans on our balance sheet. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these residual assets.

Allowance for Repurchase Losses

The allowance for repurchase losses on loans sold relates to expenses incurred due to the potential repurchase of loans or indemnification of losses based on alleged violations of representations and warranties that are customary to the business. Generally, repurchases are required within 90 days from the date the loans are sold. Occasionally, we may repurchase loans after 90 days have elapsed. Provisions for losses are charged to gain on sale of loans and credited to the allowance while actual losses are charged to the allowance. As of March 31, 2005 and December 31, 2004, approximately $6.5 billion and $7.9 billion, respectively, were subject to repurchase, representing loans sold during the first quarter of 2005 and the fourth quarter of 2004.

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

Income Taxes

Commencing in 2004, we have operated so as to qualify as a REIT for federal income tax purposes and are not generally required to pay federal and most state income taxes if we meet the REIT requirements of the Internal Revenue Code of 1986, as amended, or the Code. Also, our subsidiaries that meet the requirements of the Code to be a Qualified REIT Subsidiary, or a “QRS” are not generally required to pay federal and most state income taxes. However, we must recognize income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” (“SFAS 109”) for our Taxable REIT Subsidiaries (“TRS”), whose income is fully taxable at regular corporate rates.

SFAS No. 109 requires that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of the existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Derivative Instruments Designated as Hedges

We account for certain Euro Dollar futures and interest rate cap contracts designated and documented as cash flow hedges pursuant to the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Pursuant to SFAS 133 these contracts have been designated as hedging the exposure to variability of cash flows from our financing on mortgage loans held for investment attributable to changes in interest rates. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a cash flow hedge be reported in other comprehensive income and the ineffective portion be reported in current earnings. Additionally, certain Euro Dollar futures contracts have been designated as hedges of the fair values of certain mortgage loans held for investment and certain mortgage loans held for sale, pursuant to SFAS 133. Fair value hedge accounting requires that for a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk be reported in current earnings.

Securitizations Structured as Financings

Since January 1, 2003, we have completed a total of 11 securitizations totaling $18.0 billion structured as financings under SFAS 140. During April 2005, we completed an additional securitization totaling $3.0 billion structured as a financing under SFAS 140.

These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS 140. The securitization trusts do not meet the qualifying special purpose entity criteria under SFAS 140 and related interpretations due to their ability to enter into derivative contracts. Additionally, we have the option to purchase loans from the trust at our discretion. Accordingly, the loans remain on our balance sheet (referred to as “mortgage loans held for investment”), retained interests are not created, and financing on mortgage loans held for investment replaces the credit facility debt originally financing the mortgage loans. We record interest income on securitized loans and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discount related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

Results of Operations

The following tables set forth our results of operations as a percentage of total net interest income and other operating income for the periods indicated:

	Three Months Ended March 31,
	2005	2004
Interest income:
Net interest income	58.5%	34.1
Provision for losses on mortgage loans held for investment	(10.5)	(7.0)
Other operating income:
Gain on sale of loans	48.4	70.8
Servicing income	2.3	2.1
Other income	1.3	—

Total net interest income and other operating income	100.0	100.0
Total operating expenses	68.5	45.1

Earnings before income taxes	31.5	54.9
Income taxes	2.2	24.3

Net earnings	29.3%	30.6

As our portfolio of mortgage loans held for investment through securitizations structured as financings increases, a greater percentage of our revenues are derived from interest income and a lesser percentage from gain on sale of loans.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Originations and purchases

The following table sets forth selected information relating to loan originations and purchases during the periods shown (dollars in thousands):

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Wholesale Division	Retail Division	Total	Wholesale Division	Retail Division	Total
Fixed-rate mortgages	$1,807,991	518,588	2,326,579	2,003,532	322,113	2,325,645
Adjustable-rate mortgages:
Traditional	4,663,923	519,496	5,183,419	4,767,261	380,821	5,148,082
Interest-Only	2,601,575	139,994	2,741,569	924,213	38,416	962,629

Total originations	9,073,489	1,178,078	10,251,567	7,695,006	741,350	8,436,356
Purchases	3,577,496	46,461	3,623,957	2,458,787	25,587	2,484,374
Refinances:
Cash-out refinances	4,803,404	942,506	5,745,910	4,876,742	605,069	5,481,811
Rate/term refinances	692,589	189,111	881,700	359,477	110,694	470,171

Total originations	9,073,489	1,178,078	10,251,567	7,695,006	741,350	8,436,356
Full documentation	4,382,552	816,512	5,199,064	3,937,867	547,538	4,485,405
Limited documentation	506,255	62,675	568,930	389,172	42,120	431,292
Stated documentation	4,184,682	298,891	4,483,573	3,367,967	151,692	3,519,659

Total originations	9,073,489	1,178,078	10,251,567	7,695,006	741,350	8,436,356
Average principal balance of loans originated	$185	147	180	171	137	168
Weighted average FICO score of loans originated	630	610	627	621	600	619
Weighted average LTV ratio(1)	81.3%	78.5%	81.0%	81.9%	79.4%	81.7%
Weighted average interest rates:
Fixed-rate mortgages	7.8%	6.9%	7.6%	7.3%	6.7%	7.2%
Adjustable-rate mortgages - initial rate	7.1%	7.1%	7.1%	6.9%	6.9%	6.9%
Adjustable-rate mortgages - margin over index	5.7%	5.8%	5.7%	5.5%	5.7%	5.5%
Total originations	7.2%	7.0%	7.2%	7.0%	6.8%	7.0%

(1)	Weighted average LTV is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.

We originated and purchased $10.3 billion in loans for the three months ended March 31, 2005, compared to $8.4 billion for the three months ended March 31, 2004. Wholesale loan originations and purchases were $9.1 billion, representing 88.5% of total originations and purchases for the three months ended March 31, 2005. Retail loan originations and purchases were $1.2 billion, representing 11.5% of total originations and purchases for the three months ended March 31, 2005. For the same period in 2004, wholesale and retail originations and purchases totaled $7.7 billion and $741,000, respectively, representing 91.2% and 8.8%, respectively, of total originations and purchases for that period. The increase in originations in 2005 was primarily the result of incremental volume generated by our growth strategies, as well as our strategy to price competitively within our market in the face of a rising interest rate environment. This strategy resulted in the origination of an incremental volume of mortgage loans with higher FICO scores and a greater percentage of fixed-rate product than our historical core business. The increase in the percentage of total business originated by our retail franchise is consistent with our initiative to expand our presence in the retail market. In May 2004, we acquired the rights to Home123®, a new brand identity and customer value proposition for our Retail Division. The Home123 brand rollout began in early 2005 with Internet, direct mail and television advertising, and we expect that all of our retail-branch offices will be transitioned to the Home123 brand by the end of the second quarter of 2005. During the three months ended March 31, 2005, originations of interest-only loans totaled $2.7 billion, or 26.7%, of total originations. Interest-only originations during the three months ended March 31, 2004 totaled $963,000, or 11.4%, of total originations during the period.

Traditionally, the subprime mortgage market has focused on home purchases and cash-out refinancings, rather than interest rate driven refinancings. As a result, the subprime market segment has historically been less interest rate sensitive, and therefore less volatile, than the prime mortgage market.

Secondary Market Transactions

Total secondary market transactions increased to $9.5 billion for the three months ended March 31, 2005, from $7.3 billion for the corresponding period in 2004, an increase of 30.1%. This increase was the result of higher production volume in 2005 as compared to 2004. Total loan sales for the three months ended March 31, 2005 was $6.5 billion compared to $7.3 billion for the three months ended March 31, 2004. Total loans sold through securitizations structured as financings for the three months ended March 31, 2005 was $3.0 billion, compared to zero for the three months ended March 31, 2004. The decrease in whole loan sales and increase in securitizations is consistent with our goal of growing our portfolio of mortgage loans held for investment at the REIT during 2005.

Net Interest Income

Interest income increased by 116.2% to $331.1 million for the three months ended March 31, 2005, compared to $153.1 million for the same period in 2004, primarily as a result of higher average balances of mortgage loans held for investment and held for sale. This increase was partially offset by a reduction in the weighted average interest rates of the mortgage loans during 2005. The increase in mortgage loans held for investment in 2005 was the result of higher overall loan production volume coupled with our intent to retain approximately 20% to 30% of our volume in connection with our conversion to a REIT.

Interest expense increased to $162.1 million for the three months ended March 31, 2005, from $56.0 million for the same period in 2004. This increase was due to an increase in average outstanding balances on our credit facilities due to higher production volume, as well as an increase in financing costs on mortgage loans held for investment, consistent with increases in the overall interest rate environment.

The following table presents for the years indicated:

•	the average balance of our mortgage loans held for investment, held for sale, cash, and the liabilities financing our assets;

•	the average interest rates earned or paid;

•	the actual amount of interest income and expense; and

•	the overall interest margin earned on our balance sheet.

Interest-earning asset and interest-bearing liability balances used in the calculation represent annual average balances computed using the average of each month’s daily average balance during the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended March 31,
	2005			2004
	Average Balance	Avg. Yield	Income	Average Balance	Avg. Yield	Income
Interest-earning assets:
Mortgage loans held for sale	$4,602,143	6.62%	$76,199	$4,002,106	6.90%	$68,992
Mortgage loans held for investment	14,123,033	7.01%	247,660	4,697,183	6.76%	79,337
Residual interest income	146,289	11.00%	4,024	172,527	11.08%	4,780
Cash and investments	887,138	1.44%	3,188	191,930	0.04%	19

Total	$19,758,603	6.70%	$331,071	$9,063,746	6.76%	$153,128

	Average Balance	Avg. Cost	Expense	Average Balance	Avg. Cost	Expense
Interest-bearing liabilities:
Credit facilities	$4,562,971	3.70%	$42,206	$3,579,439	2.23%	$19,943
Financing on mortgage loans held for investment (1)	14,011,668	3.36%	117,720	4,654,014	2.83%	32,984
Convertible senior notes	5,500	4.58%	63	210,000	4.05%	2,124
Notes payable	36,072	4.52%	408	18,602	5.61%	261
Other interest (2)	—	0.00%	1,684	—	0.00%	652

Total	$18,616,211	3.48%	$162,081	$8,462,055	2.65%	$55,964

Net interest spread/income		3.22%	$168,990		4.11%	$97,164

(1)	Includes impact of derivative instruments accounted for as hedges.

(2)	Other interest is comprised of interest-related costs associated with our servicing operation.

As illustrated in the table above, the average balance of our mortgage loans held for sale and the related credit facilities grew in the three months ended March 31, 2005 as compared with the same period in 2004 due to the growth in our origination volume for first quarter of 2005. However, the average yield on our mortgage loans held for sale declined in 2005 from 2004 due to a combination of falling interest rates in early 2004 and, when interest rates started to rise in the second half of 2004, we did not generally increase our rates consistent with the overall interest environment. The average borrowing rate for our credit facilities increased for the first quarter of 2005 as compared to the first quarter of 2004 due to the increase in the interest rates on these facilities.

The average balance of our mortgage loans held for investment and their related financings grew in 2005 from 2004 levels consistent with our strategy to retain approximately 20% to 30% of our production on our balance sheet. The average yield on the mortgage loans held for investment increased slightly in 2005 from 2004 due to the higher yield on loans added to the portfolio in the second half of 2004 and the first quarter of 2005 relative to loans added in the first quarter of 2004. The average borrowing rate for the financing on loans held for investment increased due to the increase in the interest rates on these financings.

The table below shows the changes in our net interest income as a function of both interest rates and volumes of our interest-earning assets and our interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes attributable to:

•	changes in volume—changes in volume multiplied by comparative period rate;

•	changes in rate—changes in rate multiplied by comparative period volume; and

•	changes in rate/volume—changes in rate multiplied by changes in volume.

	Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004 Changes Due To
	Volume	Rate	Rate/ Volume	Net
	(dollars in thousands)
Interest income:
Mortgage loans held for sale	$10,344	(2,728)	(409)	7,207
Mortgage loans held for investment	159,206	3,032	6,085	168,323
Residual interest income	(727)	(34)	5	(756)
Cash and investments	69	671	2,429	3,169

Change in interest income	168,892	941	8,110	177,943

Interest expense:
Credit facilities	5,480	13,165	3,618	22,263
Financing on mortgage loans held for investment	66,320	6,117	12,299	84,736
Convertible senior notes	(2,068)	281	(274)	(2,061)
Notes payable	245	(50)	(48)	147
Other borrowings	1,032	—	—	1,032

Change in interest expense	71,009	19,513	15,595	106,117

Change in net interest income	$97,883	(18,572)	(7,485)	71,826

Provision for losses on mortgage loans held for investment

We establish an allowance for loan losses based on our estimate of losses inherent and probable in our portfolio as of our balance sheet date. The allowance for losses on mortgage loans held for investment increased to $117.5 million as of March 31, 2005 from $90.2 million as of December 31, 2004, due to the increase in the portfolio of mortgage loans held for investment and the related provision for loan losses of $30.2 million for the three months ended March 31, 2005. The provision for loan losses in the first quarter of 2004 was $19.9 million. Mortgage loans held for investment grew from $13.2 billion at December 31, 2004 to $15.8 billion at March 31, 2005.

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Beginning balance	$90,227	26,251
Additions	30,238	19,869
Charge-offs	(2,970)	(524)

	$117,495	45,596

Non-Performing Assets

Non-performing assets consist of loans on which we have ceased accruing interest. At March 31, 2005, we had mortgage loans held for sale of approximately $29.6 million on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $620,000 for the three months ended March 31, 2005. At March 31, 2005, we had mortgage loans held for investment of approximately $211.1 million on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $9.9 million for the quarter ended March 31, 2005.

Other Operating Income

Gain on sale—Gain on sale of loans decreased from $202.0 million for the three months ended March 31, 2004 to $139.8 million for the three months ended March 31, 2005, a 30.8% decrease. The decrease in gain on sale of loans was the result of loan sale volume decreasing from $7.3 billion for the three months ended March 31, 2004 to $6.5 billion for the same period in 2005, in addition to a reduction in net execution from 3.82% for the three months ended March 31, 2004 to 2.99% for the same period in 2005. Net execution represents the premium paid to us by third-party investors in whole loan sale transactions. Net execution does not include premiums we pay to originate the loans, fair value adjustments or net deferred origination fees, components of the gain on sale calculation. Each of the components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Cash gain from loan sale transactions	$178,006	279,980
Non-cash gain from servicing asset	7,164	—
Hedging gains on pipeline	8,061	—
Provision for repurchase losses	(548)	(1,357)
Fair value adjustment of residual securities	(1,330)	1,442
Non-refundable loan fees (1)	57,725	43,422
Premiums paid (2)	(73,221)	(67,779)
Origination costs	(36,600)	(51,600)
Hedging gains (losses)	495	(2,132)

Gain on sale of mortgage loans	$139,752	201,976

(1)	Non-refundable loan fees represent points and fees collected from borrowers.

(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Servicing income—Servicing income increased to $6.7 million for the three months ended March 31, 2005, from $5.9 million for the three months ended March 31, 2004. This increase was due to a larger income-generating mortgage loan servicing portfolio during the three months ended March 31, 2005. As of March 31, 2005, the portfolio that contributes to servicing income was $7.9 billion, consisting of $2.3 billion of loans sold on a servicing retained basis and $5.6 billion of loans serviced for others on an interim basis pending transfer to investors. As of March 31, 2004, the portfolio that contributed to servicing income was $3.9 billion, consisting of $0.3 billion of loans sold on a servicing retained basis and $3.6 billion of loans serviced for others on an interim basis pending transfer to investors.

Other Operating Expenses

Expenses increased in all categories by $69.2 million, or 53.8%, to $197.9 million for the three months ended March 31, 2005, compared to $128.7 million for the same period in 2004. These increases were due primarily to increases in production volume for the three months ended March 31, 2005, since most of our expenses are variable and generally trend to our volume. In addition, while overall production increased 22.6%, retail production volume grew by 58.9%, which is more labor intensive than wholesale production.

Personnel expenses increased by $47.5 million, or 58.6%, to $128.5 million for the three months ended March 31, 2005, compared to $81.0 million for the same period in 2004. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses that are variable expenses dependent upon loan production volume and profits. Total production for the three months ended March 31, 2005 was $10.3 billion compared to $8.4 billion for the same period in 2004, an increase of 22.6%. The remainder of the increase was due to growth in retail production, our servicing platform and the mortgage loan portfolio.

Advertising and promotion expense increased by $6.2 million, or 45.6%, to $19.8 million for the three months ended March 31, 2005, compared to $13.6 million to the same period in 2004. This increase was primarily due to the increase in total production volume for the three months ended March 31, 2005, the development and rollout of the Home123 brand for retail, and the rollout of our New

Shade of Blue Chip corporate branding campaign. Retail production volume for the three months ended March 31, 2005 increased by 58.9% and, because advertising expense is disproportionately weighted to the retail franchise, the increase in advertising expense was higher than the overall increase in production volume.

Income Taxes

Income taxes decreased to $6.4 million for the three months ended March 31, 2005 from $69.2 million for the comparable period in 2004. This decrease was due to a lower effective tax rate as a result of our conversion to a REIT in October of 2004, whereby $88.2 million of our pretax income was attributable to the REIT and is not subject to income tax.

Liquidity and Capital Resources

Credit Facilities

We need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. We need separate credit arrangements to finance these loans until we have aggregated one or more pools for sale or securitization. The amount of credit we seek to have available is based on our expectation of future origination volume.

We have credit facilities with Bank of America NA, Barclays Bank PLC, Bear Stearns Mortgage Capital Corporation, IXIS Real Estate Capital Inc. (formerly known as CDC Mortgage Capital Inc.), Citigroup Global Markets Realty Corp., Credit Suisse First Boston Mortgage Capital LLC, Morgan Stanley Mortgage Capital Inc., and UBS Real Estate Securities Inc. and we also have an asset-backed commercial paper facility. We use these facilities to finance the actual funding of our loan originations and purchases and to aggregate pools of mortgage loans pending sale through securitizations or whole loan sales. We typically sell all of our mortgage loans within one to three months of their funding and pay down the credit facilities with the proceeds.

Our credit facilities contain certain customary covenants, which, among other provisions, require us to maintain specified levels of liquidity and net worth and debt-to-equity ratios, restrict indebtedness and investments and require compliance with applicable laws. The maximum level of liquidity required under our credit facilities is $60 million, the maximum amount of net worth required is approximately $750 million, and debt-to-equity ratio limitations range from 10 to 1 to 15 to 1 and generally exclude non-recourse debt. We deliver compliance certificates on a monthly and quarterly basis to our lenders to certify to our continued compliance with the covenants.

If we fail to comply with any of these covenants, the lender has the right to terminate the facility and require immediate repayment. In addition, if we default under one facility, it would generally trigger a default under our other facilities. The material terms and features of our various credit facilities are as follows:

Asset-backed commercial paper facility. New Century Mortgage’s special-purpose, wholly-owned subsidiary, Von Karman Funding LLC, has a $2.0 billion asset-backed commercial paper facility. This facility allows for the funding and aggregation of mortgage loans using funds raised through the sale of short-term commercial paper. The interest and fees that we pay in connection with this facility are similar to the interest rates based on LIBOR that we pay to our other credit facility lenders. This facility will expire in September 2006. As of March 31, 2005, the balance outstanding under the facility was zero.

Bank of America line of credit. New Century Mortgage’s special-purpose subsidiary, New Century Funding A, has a $2.0 billion credit facility with Bank of America, $1.0 billion of which is committed and $1.0 billion of which is uncommitted. The agreement allows for both funding of loan originations and aggregation of loans for up to four months pending their sale or securitization. The facility expires in July 2005 and bears interest based on a margin over the one-month LIBOR. As of March 31, 2005, the balance outstanding under the facility was $785.7 million.

Barclays line of credit. In November 2004, we entered into a $1.0 billion repurchase agreement with Barclays Bank. The agreement allows for both funding of loan originations and aggregation of loans pending their sale or securitization. The facility expires in November 2005 and bears interest based on a margin over one-month LIBOR. As of March 31, 2005, the balance outstanding under the facility was $564.4 million.

Bear Stearns line of credit. We have an $800 million line of credit with Bear Stearns Mortgage Capital, $400 million of which is committed and $400 million of which is uncommitted. The facility expires in October 2005 and bears interest based on a margin over one-month LIBOR. As of March 31, 2005, the balance outstanding under this facility was $504.1 million.

IXIS line of credit. We have a repurchase agreement with IXIS Real Estate Capital. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. The facility expires in September 2005 and bears interest based on a margin over the one-month LIBOR. As of March 31, 2005, the maximum credit available under this facility was $700 million and the balance outstanding under this facility was $237.1 million.

Citigroup warehouse line of credit. New Century Mortgage’s special-purpose, wholly-owned subsidiary, New Century Funding SB-1, has a $150 million wet funding facility with Citigroup Global Markets Realty, which bears interest based on a margin over the one-month LIBOR. This facility expires in June 2005. As of March 31, 2005, the outstanding balance under the facility was zero. We expect to renew or extend this facility prior to its expiration date.

Citigroup aggregation line of credit. We have a $650 million aggregation facility with Citigroup Global Markets Realty, which bears interest based on a margin over the one-month LIBOR. This facility expires in June 2005. The total amount outstanding among this and our other two Citigroup credit facilities (excluding the commercial loan line of credit) may not exceed $800 million. As of March 31, 2005, the outstanding balance under this facility was $307.8 million. We expect to renew or extend this facility prior to its expiration date.

Citigroup commercial loan line of credit. We have a $250 million repurchase agreement with Citigroup Global Markets Realty. The agreement allows for both funding of commercial mortgage loan originations and aggregation of commercial mortgage loans for up to nine months pending their sale or securitization. This facility expires in December 2005 and bears interest based on a margin over the one-month LIBOR. As of March 31, 2005, the balance outstanding under this facility was $120.5 million.

Citigroup line of credit for delinquent and problem loans. We have a Master Loan and Security Agreement with Citigroup Global Markets Realty that is secured by delinquent or problem loans and by properties we obtain in foreclosures. This facility expires in December 2005 and bears interest based on a margin over the one-month LIBOR. As of March 31, 2005, the maximum credit available under this facility was $75 million and the balance outstanding under this facility was $0.4 million.

Credit Suisse First Boston line of credit. In December 2004, we entered into a $500 million repurchase agreement with Credit Suisse First Boston Mortgage Capital. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. This facility expires in November 2005 and bears interest based on a margin over the one-month LIBOR. As of March 31, 2005, the outstanding balance under the facility was $248.8 million.

Morgan Stanley line of credit. We have a $2.0 billion credit facility with Morgan Stanley Bank, Morgan Stanley Mortgage Capital and Concord Minutemen Capital Company. The agreement allows for both the funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. This facility expires in February 2007 and bears interest based on a margin over the one-month LIBOR. As of March 31, 2005, the balance outstanding under this facility was $1.1 billion.

UBS Real Estate Securities line of credit. New Century Mortgage’s special-purpose subsidiary, New Century Funding I, has a $2.0 billion asset-backed note purchase and security agreement with UBS Real Estate Securities, Inc., $1.5 billion of which is committed and $0.5 billion of which is uncommitted. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. The facility expires in June 2006 and bears interest based on a margin over the one-month LIBOR. As of March 31, 2005, the balance outstanding under this facility was $1.4 billion.

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

As of March 31, 2005, the number of shares of New Century common stock into which the remaining convertible senior notes were convertible into was 161,582, subject to certain adjustments under the terms of the convertible senior notes. For example, the terms of the convertible senior notes allow for the noteholder’s conversion rate to adjust if our dividend rate increases generally above a dividend yield of 1.75%, subject to certain other factors. As of March 31, 2005, the maximum number of shares of New Century common stock into which the remaining untendered convertible senior notes were convertible into was 194,301, subject to certain adjustments under the terms of the convertible senior notes. On April 29, 2005, concurrent with the payment of a cash dividend of $1.55 per share, the number of shares into which the remaining notes were convertible was adjusted to 165,157.

Securitizations Structured as Financings

Prior to 2003, we realized net cash proceeds in our securitization transactions in an amount similar to whole loan sales, as a result of NIMS transactions closed concurrently with our securitizations. During the three months ended March 31, 2005, we completed one securitization structured as a financing, resulting in the recording of loans held for investment as an asset and financing on loans held for investment as a liability. We did not complete any securitizations structured as financings for the three months ended March 31, 2004. Without a concurrent NIMS transaction, securitizations structured as financings generally require an initial cash investment ranging from approximately 2% to 4% of the principal balance of the loans. Immediately following the securitization, we start to receive interest payments on the underlying mortgage loans and pay interest payments to the bondholders, creating positive cash flow. As the loans age, losses on the portfolio begin to reduce this cash flow. During April 2005, we completed a securitization totaling $3.0 billion, which we structured as a financing for accounting purposes.

For three months ended March 31, 2005, the initial cash investment in securitizations structured as financings was $102.9 million. We did not enter into any securitizations structured as financings during the three months ended March 31, 2004. For the three months ended March 31, 2005 and 2004, we received $139.5 million and $53.7 million, respectively, in cash flows from these securitizations.

Other Borrowings

We periodically enter into equipment financing arrangements from time to time that are treated as notes payable for financial statement purposes. As of March 31, 2005 and December 31, 2004, the balances outstanding under these borrowing arrangements were $33.4 million and $37.6 million, respectively.

During the third quarter of 2003, we entered into a $20 million servicer advance agreement, which allows us to borrow up to 95% of servicing advances on our servicing portfolio. As of March 31, 2005, the balance outstanding under this facility was $5.8 million and is included in prepaids and other assets net of escrow advances. As of December 31, 2004, the balance outstanding under this facility was $6.5 million and was included in accounts payable and accrued liabilities. This facility expires in August 2005.

Off-Balance Sheet Arrangements

We are party to various transactions that have an off-balance sheet component. In connection with our off-balance sheet securitization transactions, as of March 31, 2005, there were $881.8 million in loans owned by off-balance sheet trusts. The trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to us in the event that the loans in the various trusts do not perform as expected. Because these trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, we have included only our residual interest in these loans on our balance sheet. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these residual assets. See “—Loan Sales and Securitizations” for further discussion of our risks with respect to these off-balance sheet arrangements.

As of March 31, 2005, in connection with our strategy to mitigate interest rate risk in our mortgage loans held for investment and certain of our mortgage loans held for sale, we had approximately $81.9 billion notional amount of Euro Dollar futures contracts outstanding, expiring between June 2005 and June 2010. The notional amount of Euro Dollar futures contracts is greater than the outstanding balance of items they hedge because we have multiple Euro Dollar futures contracts at various maturities covering the same hedged items for different periods. The fair value of these Euro Dollar futures contracts is $102.4 million as of March 31, 2005.

Contractual Obligations

The following table summarizes our material contractual obligations as of March 31, 2005. The maturity of our financing on mortgage loans held for investment is based on certain prepayment assumptions (see “—Results of Operations” for further details).

	Total	Payment Due By Period
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(dollars in thousands)
Notes payable	$33,438	17,357	16,081	—	—
Operating leases	73,615	19,215	29,018	14,189	11,193
Credit facilities	3,651,181	3,651,181	—	—	—
Financing on mortgage loans held for investment	15,692,270	5,295,485	6,190,252	1,713,147	2,493,386

Stock Repurchases

For the quarters ended March 31, 2005 and 2004, we did not make any stock repurchases.

Cash Flow

For the three months ended March 31, 2005, our cash flow from operations was $283.2 million, compared to $117.4 million for the same period in 2004. This increase was due primarily to: (i) a $10.4 million increase in provision for losses on mortgage loans held for investment, (ii) a decrease in other assets and increase in liabilities of $104.0 million, and (iii) an $18.0 million increase in depreciation and amortization. These increases were partially offset by: (i) a decrease in principal payments on mortgage loans held for sale, and (ii) a decrease of $8.0 million in cash received from residual interests in securitizations for three months ended March 31, 2005, compared to the same period in 2004.

For the three months ended March 31, 2005, our cash flow used in investing activities was $2.7 billion compared to $1.3 billion for the same period in 2004. This increase in cash usage was due to $3.8 billion of cash used to acquire mortgage loans for investment for the year ended December 31, 2004, compared to $1.5 billion in 2004, partially offset by $1.1 billion in payments received on our mortgage loans held for investment for the three months ended March 31, 2005, compared to $256.4 million for the same period in 2004.

For the three months ended March 31, 2005, cash from financing activities was $2.5 billion compared to a $1.2 billion for the three months ended March 31, 2004. This increase was due mainly to: (i) net financing on mortgage loans held for investment of $2.9 billion in the three months ended March 31, 2005, compared to zero in 2004, and (ii) lower increases in restricted cash of $26.8 million for the three months ended March 31, 2005, compared to $91.4 million for the same period in 2004, partially offset by (i) higher repayments of securitization financing on mortgage loans held for investment of $1.1 billion for the three months ended March 31, 2005, compared to $211.4 million for the same period in 2004, (ii) higher dividend payments of $82.6 million for the three months ended March 31, 2005, compared to $5.4 million for the same period in 2004, (iii) increase in credit facilities on mortgage loans held for investment of $771.4 million for the three months ended March 31, 2005, compared to $1.5 billion for the same period in 2004, and (iv) repayments of fixed asset financing of $4.2 million for the three months ended March 31, 2005, compared to proceeds of fixed asset financing of $15.4 million for the same period in 2004.

Our loan origination and purchase and servicing programs require significant cash investments, including the funding of: (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities; (ii) commissions paid to sales employees to originate loans; (iii) any difference between the amount funded per loan and the amount advanced under our credit facilities; (iv) our hedging activities; (v) servicing-related advance requirements; and (vi) income tax payments in our taxable REIT subsidiaries. We also require cash to fund securitizations structured as financings, ongoing operating and administrative expenses, dividend payments, and capital expenditures. Our sources of operating cash flow include: (i) net interest income; (ii) cash premiums obtained in whole loan sales; (iii) mortgage origination income and fees; (iv) cash flows from residual interests in securitizations; and (v) servicing fee income.

Liquidity Strategy

We establish target levels of liquidity and capital based on a number of factors including our production volume, the condition of the secondary market for our loans and the size and composition of our balance sheet. Now that we have completed the merger, we also consider those factors that enable us to qualify as a REIT under the requirements of the Code. Requirements for qualification as a REIT include various restrictions on ownership of New Century stock, requirements concerning distribution of our taxable income and certain restrictions on the nature of our assets and sources of our income. As a REIT, we must distribute at least 90% of our taxable income to our stockholders, 85% of which income we must distribute within the taxable year in order to avoid the imposition of an excise tax. The remaining balance may extend until timely filing of our tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income. If in any tax year we should not qualify as a REIT, we would be taxed as a corporation and distributions to stockholders would not be deductible in computing taxable income. If we were to fail to qualify as a REIT in any tax year, we would not be permitted to qualify for that year and the succeeding four years.

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

Cash and liquidity, which includes available borrowing capacity, was $1.0 billion at March 31, 2005, compared to $987.4 million at December 31, 2004. Available borrowing capacity represents the excess of mortgage loan collateral for our mortgage loans held for sale, net of the amount borrowed under our short term credit facilities.

Quarterly Dividend

On February 2, 2005, we declared a quarterly cash dividend at the rate of $1.55 per share that was paid on April 29, 2005 to stockholders of record at the close of business on April 15, 2005. Any future declarations of dividends will be subject to our earnings, financial position, capital requirements, contractual restrictions and other relevant factors.

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

As of March 31, 2005:

	+ 50bp	+ 100bp	- 50bp	- 100bp
Change in fair value of residual interests in securitizations	$(14)	(85)	325	1,321
Change in fair value of derivatives related to residual interests in securitizations	N/A	N/A	N/A	N/A
Change in fair value of mortgage loans held for investment	(90,039)	(189,023)	86,729	169,572
Change in fair value of derivatives related to mortgage loans held for investment	76,775	153,550	(76,775)	(153,550)

Net change	$(13,278)	(35,558)	10,279	17,343

As of December 31, 2004:

	+ 50bp	+ 100bp	- 50bp	- 100bp
Change in fair value of residual interests in securitizations	$(550)	(1,869)	474	1,425
Change in fair value of derivatives related to residual interests in securitizations	1,138	2,275	(1,138)	(2,275)
Change in fair value of mortgage loans held for investment	(79,008)	(158,523)	68,012	138,502
Change in fair value of derivatives related to mortgage loans held for investment	66,013	132,025	(66,013)	(132,025)

Net change	$(12,407)	(26,092)	1,335	5,627

Item 4.	Controls and Procedures

As of March 31, 2005, the end of our first quarter, our management, including our Chief Executive Officer, Vice Chairman – Finance, Chief Financial Officer and President and Chief Operating Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer, Vice Chairman – Finance, Chief Financial Officer and President and Chief Operating Officer concluded, as of March 31, 2005, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our quarter ended March 31, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We have previously disclosed our material litigation and regulatory issues in our Annual Report on Form 10-K, for the period ended December 31, 2004, and in our other filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Below are updates on those matters as to which there were material developments in 2005.

Barney. In December 2001, Sandra Barney filed a class action complaint against New Century Mortgage in the Circuit Court of Cook County, Illinois. The complaint alleges the unauthorized practice of law and violation of the Illinois Consumer Fraud Act for performing document preparation services for a fee by non-lawyers, and seeks to recover the fees charged for the document preparation, compensatory and punitive damages, attorneys’ fees and costs. New Century Mortgage filed a motion to dismiss in February 2002. The court thereafter consolidated New Century Mortgage’s case with other similar cases filed against other lenders. In August 2002, the court ordered the plaintiffs in all the consolidated cases to dismiss their cases with prejudice. Barney filed her notice of appeal in September 2002 and the appeal was then consolidated with 36 similar cases. We refer to the consolidated case herein as the Jenkins case. Appellate argument was heard on December 2, 2003. The appellate court affirmed the dismissal of the consolidated cases on December 31, 2003. The plaintiff then timely filed a petition for leave to appeal the appellate court’s decision. New Century Mortgage’s response to the petition was filed in February 2004. The Illinois Supreme Court granted leave to appeal the consolidated cases, and consolidated the Jenkins case with a similar appellate action also proceeding in Illinois, which we refer to herein as the King case. The plaintiffs/appellants filed their opening brief in April 2004. New Century Mortgage filed its consolidated response brief in July 2004. The plaintiffs/appellants filed their reply brief and oral argument was heard on September 28, 2004. On April 21, 2005, the Illinois Supreme Court affirmed the appellate court decision in favor of New Century Mortgage.

Bernstein. In April 2002, Paul Bernstein filed a class action complaint against New Century Mortgage in the Circuit Court of Cook County, Illinois seeking damages for receiving unsolicited advertisements to telephone facsimile machines in violation of the Telephone Consumer Protection Act, 47 U.S.C. §227, and the Illinois Consumer Fraud Act, or ICFA. The plaintiffs filed an amended complaint on May 1, 2003 and, on September 18, 2003, the judge granted New Century Mortgage’s motion to dismiss with respect to the ICFA count and permitted the plaintiff to replead on an individual, not consolidated, basis. On September 30, 2003, the plaintiff filed a motion for class certification and second amended complaint. The court has consolidated similar cases into three groups. New Century Mortgage sought and obtained an order permitting it to join other defendants in this consolidated action and filed a motion to dismiss the second amended complaint. Oral argument on New Century Mortgage’s consolidated motion was heard on March 30, 2004. The judge dismissed the ICFA count. At the class certification hearing on August 10, 2004, the plaintiffs’ motion for class certification was withdrawn pursuant to a settlement between the parties. Pursuant to the settlement, the plaintiffs filed a third amended complaint seeking a nationwide class. The parties executed the written settlement agreement that the judge approved on April 5, 2005. New Century Mortgage does not believe the settlement will have a material impact on its financial position. New Century Mortgage’s insurance carriers have agreed to defend New Century Mortgage with a reservation of rights.

Overman. In September 2002, Robert E. Overman and Martin Lemp filed a class action complaint in the Superior Court of Alameda County, California, against New Century TRS and New Century Mortgage, U.S. Bancorp, Loan Management Services, Inc., and certain individuals affiliated with Loan Management Services. The complaint alleges violations of the California Consumers Legal Remedies Act, Unfair, Unlawful and Deceptive Business and Advertising Practices in violation of Business & Professions Code Sections 17200 and 17500, Fraud-Misrepresentation and Concealment and Constructive Trust/Breach of Fiduciary Duty and damages including restitution, compensatory and punitive damages, and attorneys’ fees and costs. The plaintiffs filed an amended complaint in July 2003 and, in September 2003, the judge granted New Century TRS’s and New Century Mortgage’s demurrer challenging their claims in part. The Consumers Legal Remedies Act claim was dismissed and the plaintiffs withdrew the Constructive Trust/Breach of Fiduciary Duty claim. New Century TRS and New Century Mortgage filed their answer to the plaintiffs’ amended complaint in September 2003. New Century TRS and New Century Mortgage then filed a Section 128.7 sanctions motion seeking dismissal of the case. On December 8, 2003, the court granted the motion for sanctions against the plaintiffs for filing a first amended complaint with allegations against New Century TRS and New Century Mortgage that were devoid of evidentiary support and ordered all those claims stricken without prejudice. On January 27, 2004, the court entered a judgment of dismissal without prejudice in favor of New Century TRS and New Century Mortgage. The plaintiffs filed a notice of appeal on February 20, 2004 from the judgment entered in New Century TRS and New Century Mortgage’s favor and the order granting New Century TRS and New Century Mortgage’s motion for sanctions. The plaintiffs also filed a motion with the appellate court to consolidate this appeal with three additional appeals they have sought in similar cases against other lenders. On May 28, 2004, the court denied the motion. The plaintiffs/appellants filed their opening brief in July 2004. The appeal has now been fully briefed. New Century TRS and New Century Mortgage filed a request for oral argument on January 13, 2005.

England. In April 2003, two former, short-term employees, Kimberly A. England and Gregory M. Foshee, filed a complaint seeking class action status against New Century TRS and New Century Mortgage, Worth Funding Incorporated (now known as New Century

Credit Corporation) (“Worth”) and The Anyloan Company (“Anyloan”). The action was removed on May 12, 2003 from the 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana to the U.S. District Court for the Middle District of Louisiana in response to New Century TRS and New Century Mortgage, Worth and Anyloan’s Petition for Removal. The complaint alleges failure to pay overtime wages in violation of the federal Fair Labor Standards Act, or FLSA. The plaintiffs filed an additional action in Louisiana state court (19th Judicial District Court, Parish of East Baton Rouge) on September 18, 2003, adding James Gray as a plaintiff and seeking unpaid wages under state law, with no class claims. This second action was removed on October 3, 2003 to the U.S. District Court for the Middle District of Louisiana, and was ordered consolidated with the first action. In April 2004, the U.S. District Court unilaterally de-consolidated the James Gray individual action. In September 2003, the plaintiffs also filed a motion to dismiss their claims in Louisiana to enable them to join in a subsequently filed case in Minnesota entitled Klas vs. New Century Financial Corporation, et al. New Century TRS and New Century Mortgage, Worth and Anyloan opposed the motion and the court agreed with their position and refused to dismiss the plaintiffs’ case, as it was filed first. The Klas case has now been consolidated with this case and discovery is proceeding. New Century TRS and New Century Mortgage, Worth and Anyloan filed a motion to dismiss Worth and Anyloan as defendants. The court granted the motion to dismiss in April 2004. On June 28, 2004, New Century TRS and New Century Mortgage filed a motion to reject conditional certification of a collective action. New Century TRS and New Century Mortgage’s motion to reject the class was granted on March 31, 2005. The plaintiffs have 30 days to file individual actions against New Century TRS and New Century Mortgage.

Lum. In December 2003, New Century Mortgage was served with a class action complaint filed by Elaine Lum in the state court in Suffolk County, New York. The complaint alleged that certain payments New Century Mortgage makes to mortgage brokers, sometimes referred to as yield spread premiums, interfered with the contractual relationship between Ms. Lum and her broker. The complaint also sought damages related thereto for fraud, wrongful inducement/breach of fiduciary duty, violation of deceptive acts and practices, unjust enrichment and commercial bribing. The complaint seeks class certification for similarly situated borrowers in the State of New York. New Century Mortgage filed a motion to dismiss on January 30, 2004. The judge granted New Century Mortgage’s motion and dismissed all claims on March 23, 2004. On April 12, 2004, the plaintiff filed a notice of appeal, seeking review of the court’s order granting the motion to dismiss. The appeal has been fully briefed and oral argument is set for May 5, 2005.

Warburton. In June 2004, New Century TRS and New Century Mortgage were named as defendants and served with a class action complaint filed by Joseph and Emma Warburton, as plaintiffs, in the United States District Court of New Jersey. The complaint alleges violations of the Real Estate Settlement Procedures Act, or RESPA, the Truth-in-lending Act, or TILA and the New Jersey Consumer Fraud Act, and unjust enrichment. The complaint also alleges certain other violations against defendants unrelated to New Century TRS and New Century Mortgage, including Foxtons, Inc., Foxtons North America, Foxtons Realtor and Foxtons Financial, Inc., referred to collectively as Foxtons, and Worldwide Financial Resources, Inc. The plaintiffs allege, among other things, that Foxtons, acting as their broker, charged fees and received a yield spread premium without disclosing the same to them until the time of closing. The class is defined as all persons in the state of New Jersey who have purchased, or sought to purchase, a home listed for sale by Foxtons and who have paid a prequalification application fee, or who have received and accepted an offer from Foxtons for a fixed interest rate mortgage loan that Foxtons failed to deliver as promised and who have suffered damages as a result. The complaint seeks to enjoin the wrongful conduct alleged, recovery of actual and statutory damages, and attorneys’ fees and costs. On July 28, 2004, New Century TRS and New Century Mortgage filed a motion to dismiss the complaint for failure to state a claim. The motion is fully briefed and New Century TRS and New Century Mortgage await a ruling from the court.

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

Henderson. In October 2004, Debbie Henderson, Florence Obani-Nwibari, Noble Obani-Nwibari, Emmer Hardy, James D. Hardy, Subbaiah Chalevendra, Rafael F. Herrara and Sandra G. Martinez filed a class action complaint against New Century Mortgage, First Horizon Home Loan Corporation, Master Financial, Inc., Mortgage Lenders Network USA, Inc., Hillsboro Title Company, Inc. and American Mortgage Corporation in the Circuit Court in St. Louis County, Missouri. The complaint alleges the unauthorized practice of law in violation of Missouri state law and RESPA for performing document preparation services in the state of Missouri for a fee by non-lawyers, and seeks to recover the fees charged for the document preparation, compensatory and punitive damages, attorneys’ fees and costs. On November 12, 2004 Mortgage Lenders Network, USA, Inc. filed a notice of removal that removed the case to the U.S. District Court, Eastern District of Missouri. The plaintiffs filed a motion to remand and the case was remanded back to the Circuit Court in St. Louis County, Missouri on February 4, 2005. New Century Mortgage filed a motion to dismiss on February 15, 2005 and it awaits a ruling from the court.

Doherty. In November 2004, Nancy Doherty, Krysti Lyn Randall, Robert Elibasich and Alice Elibasich filed a class action complaint against New Century Mortgage, two New Century Mortgage employees and Nations Title Agency of Illinois in the Circuit Court of

Cook County Illinois. The complaint alleges that the defendants violated Section 4.1a of the Illinois Interest Act by charging more than 3 points on a loan with an interest rate of 8% or higher. The complaint also alleges that the defendants engaged in unfair acts and practices, in purported violation of Section 2 of ICFA by charging the plaintiffs and others points in excess of the number permitted by the Illinois Interest Act and seeks restitution for such alleged overpayments. Individual plaintiff, Doherty, also alleges violation of Section 2 of ICFA, and asserts a claim for unjust enrichment by failing to refund excess recording fees to Doherty. The complaint seeks recovery of statutory, compensatory and punitive damages, restitution and attorneys’ fees and costs. New Century Mortgage filed a motion to stay the case pending a final decision in the U.S. Bank v. Clark case pending in the Illinois Supreme Court. The court granted New Century Mortgage’s motion to stay on January 20, 2005.

Brown. In February 2005, Judy Brown filed a class action complaint against New Century Mortgage and loan originator Residential Loan Centers of America, Inc. in the Circuit Court of Cook County, Illinois. The complaint alleges that the defendants violated Section 4.1(a) of the Illinois Interest Act by charging more than 3% in charges on a loan with an interest rate of 8% or higher and violated the same provision by collecting payments on the loan. The proposed class is defined as all persons who entered into loans secured by their real property in Illinois with an interest rate of 8% or more and “charges” in excess of 3% of the principal, and for which one or more of the defendants knowingly contracted and/or received and/or are currently receiving payments. The complaint seeks an award of damages, interest, reasonable attorneys’ fees, costs and other relief. The plaintiffs have moved for class certification and New Century Mortgage awaits a ruling from the court.

Rubio. In March 2005, Daniel J. Rubio, a former employee of New Century Mortgage filed a class action complaint against New Century Mortgage in the Superior Court of Orange County, California. The complaint alleges failure to pay overtime wages, failure to provide meal and rest periods, and that New Century Mortgage engaged in unfair business practices in violation of the California Labor Code. The complaint seeks recovery of unpaid wages, interest, and attorneys’ fees and costs. New Century Mortgage was served on March 22, 2005.

DOL Investigation. On April 5, 2005, the DOL informed New Century Mortgage that it is conducting an investigation to determine whether it is in compliance with the overtime requirements of FLSA. The DOL has limited its request to inspect records for non-exempt employees in the Accounting Administration Department, which constitutes a group of less than ten individuals. New Century Mortgage believes it is in compliance with FLSA and that it properly pays overtime wages. The DOL advised it will close its file as to New Century Mortgage and resolve any remaining issues with the agency that provided the temporary employee.

Bonner. On April 20, 2005, Perrie Bonner and Darrell Bruce filed a class action lawsuit against New Century Mortgage and Home123 Corporation (“Home123”) in the U.S. District Court, Northern District of Indiana, Hammond Division alleging violations of the Fair Credit Reporting Act (FCRA), claiming that New Century Mortgage and Home123 accessed consumer credit reports without authorization because the prescreened offers of credit did not qualify as firm offers of credit. The class consists of all persons in Indiana, Illinois and Wisconsin who received the prescreened offers from April 20, 2003 to May 10, 2005. Home123 was served with the Summons and Complaint on April 25, 2005, and is evaluating the claims.

We are also a party to various legal proceedings arising out of the ordinary course of our business. Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on our business, results of operation or financial position.

Item 2.	Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the first quarter of 2005.

Item 6.	Exhibits

(a) Exhibits

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY FINANCIAL CORPORATION

DATE: May 10, 2005	By:	/s/ Robert K. Cole
Robert K. Cole
Chief Executive Officer

DATE: May 10, 2005	By:	/s/ Patti M. Dodge
Patti M. Dodge
Executive Vice President, Chief Financial Officer and Controller

DATE: May 10, 2005	By:	/s/ Edward F. Gotschall
Edward F. Gotschall
Vice Chairman - Finance

DATE: May 10, 2005	By:	/s/ Brad A. Morrice
Brad A. Morrice
President and Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of April 21, 2004, by and among New Century TRS Holdings, Inc. (f/k/a New Century Financial Corporation), New Century Financial Corporation (f/k/a New Century REIT, Inc.) and NC Merger Sub, Inc.(1)

3.1	Articles of Amendment and Restatement of New Century Financial Corporation(2)

3.2	Articles Supplementary of New Century Financial Corporation (3)

3.3	Amended and Restated Bylaws of New Century Financial Corporation(2)

4.1	Specimen Stock Certificate (4)

31.1	Certification of Robert K. Cole pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Patti M. Dodge pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Edward F. Gotschall pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Brad A. Morrice pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert K. Cole pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Patti M. Dodge pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Edward F. Gotschall pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of Brad A. Morrice pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on April 22, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2004.

(3)	Incorporated by reference from our Current Report on From 8-K, as filed with the Securities and Exchange Commission on October 1, 2004.

(4)	Incorporated herein by reference to the joint filing of New Century Financial Corporation’s Form S-3 Registration Statement (333-119753) and New Century TRS’s Post-Effective Amendment No. 3 to the Registration Statement (No. 333-109727) on Form S-3, as filed with the Securities and Exchange Commission on October 14, 2004.