Form 10-Q/A
period 2005-03-31
NEW CENTURY FINANCIAL CORP
filed 2005-06-01
CIK 1287286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

Pursuant to this Amendment No. 1 to the Quarterly Report on Form 10-Q/A, the registrant amends and restates “Part II - Item 6” (Exhibits) of its Quarterly Report on Form 10-Q for the period ended March 31, 2005 in its entirety to add certain exhibits that were inadvertently omitted from the original filing. Other than the foregoing and the recently-dated certifications of the Chairman and Chief Executive Officer, Chief Financial Officer, Vice Chairman – Finance and President and Chief Operating Officer of the registrant, as required by Rule 12b-15 under the Securities Exchange Act of 1934, no other changes have been made to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005. This Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q with the Securities and Exchange Commission on May 10, 2005, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above.

PART II—OTHER INFORMATION

Item 6.	Exhibits

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY FINANCIAL CORPORATION

DATE: June 1, 2005	By:	/s/ Robert K. Cole
Robert K. Cole
Chief Executive Officer

DATE: June 1, 2005	By:	/s/ Patti M. Dodge
Patti M. Dodge
Executive Vice President, Chief Financial Officer and Controller

DATE: June 1, 2005	By:	/s/ Edward F. Gotschall
Edward F. Gotschall
Vice Chairman – Finance

DATE: June 1, 2005	By:	/s/ Brad A. Morrice
Brad A. Morrice
President and Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of April 21, 2004, by and among New Century TRS Holdings, Inc. (f/k/a New Century Financial Corporation), New Century Financial Corporation (f/k/a New Century REIT, Inc.) and NC Merger Sub, Inc.(1)

3.1	Articles of Amendment and Restatement of New Century Financial Corporation(2)

3.2	Articles Supplementary of New Century Financial Corporation (3)

3.3	Amended and Restated Bylaws of New Century Financial Corporation(2)

4.1	Specimen Stock Certificate (4)

10.1	New Century Financial Corporation 2004 Performance Incentive Plan Employee Restricted Stock Award Agreement, dated February 2, 2005, between New Century Financial Corporation and Robert K. Cole.

10.2	New Century Financial Corporation 2004 Performance Incentive Plan Employee Restricted Stock Award Agreement, dated February 2, 2005, between New Century Financial Corporation and Patrick J. Flanagan.

10.3	New Century Financial Corporation 2004 Performance Incentive Plan Employee Restricted Stock Award Agreement, dated February 2, 2005, between New Century Financial Corporation and Edward F. Gotschall.

10.4	New Century Financial Corporation 2004 Performance Incentive Plan Employee Restricted Stock Award Agreement, dated February 2, 2005, between New Century Financial Corporation and Brad A. Morrice.

10.5	New Century Financial Corporation 2004 Performance Incentive Plan Performance-Accelerated Restricted Stock Award Agreement, dated March 10, 2005, between New Century Financial Corporation and Robert K. Cole.

10.6	New Century Financial Corporation 2004 Performance Incentive Plan Performance-Accelerated Stock Option Agreement, dated March 10, 2005, between New Century Financial Corporation and Robert K. Cole.

10.7	New Century Financial Corporation 2004 Performance Incentive Plan Dividend Equivalent Rights Award Agreement, dated March 10, 2005, between New Century Financial Corporation and Robert K. Cole.

10.8	New Century Financial Corporation 2004 Performance Incentive Plan Performance-Accelerated Restricted Stock Award Agreement, dated March 10, 2005, between New Century Financial Corporation and Patti Dodge.

10.9	New Century Financial Corporation 2004 Performance Incentive Plan Performance-Accelerated Stock Option Agreement, dated March 10, 2005, between New Century Financial Corporation and Patti Dodge.

10.10	New Century Financial Corporation 2004 Performance Incentive Plan Dividend Equivalent Rights Award Agreement, dated March 10, 2005, between New Century Financial Corporation and Patti Dodge.

10.11	New Century Financial Corporation 2004 Performance Incentive Plan Performance-Accelerated Restricted Stock Award Agreement, dated March 10, 2005, between New Century Financial Corporation and Patrick J. Flanagan.

10.12	New Century Financial Corporation 2004 Performance Incentive Plan Performance-Accelerated Stock Option Agreement, dated March 10, 2005, between New Century Financial Corporation and Patrick J. Flanagan.

10.13	New Century Financial Corporation 2004 Performance Incentive Plan Dividend Equivalent Rights Award Agreement, dated March 10, 2005, between New Century Financial Corporation and Patrick J. Flanagan.

10.14	New Century Financial Corporation 2004 Performance Incentive Plan Performance-Accelerated Restricted Stock Award Agreement, dated March 10, 2005, between New Century Financial Corporation and Kevin Cloyd.

10.15	New Century Financial Corporation 2004 Performance Incentive Plan Performance-Accelerated Stock Option Agreement, dated March 10, 2005, between New Century Financial Corporation and Kevin Cloyd.

10.16	New Century Financial Corporation 2004 Performance Incentive Plan Dividend Equivalent Rights Award Agreement, dated March 10, 2005, between New Century Financial Corporation and Kevin Cloyd.

Exhibit Number	Description of Exhibit

10.17	New Century Financial Corporation 2004 Performance Incentive Plan Performance-Accelerated Restricted Stock Award Agreement, dated March 10, 2005, between New Century Financial Corporation and Edward F. Gotschall.

10.18	New Century Financial Corporation 2004 Performance Incentive Plan Performance-Accelerated Stock Option Agreement, dated March 10, 2005, between New Century Financial Corporation and Edward F. Gotschall.

10.19	New Century Financial Corporation 2004 Performance Incentive Plan Dividend Equivalent Rights Award Agreement, dated March 10, 2005, between New Century Financial Corporation and Edward F. Gotschall.

10.20	New Century Financial Corporation 2004 Performance Incentive Plan Performance-Accelerated Restricted Stock Award Agreement, dated March 10, 2005, between New Century Financial Corporation and Brad A. Morrice.

10.21	New Century Financial Corporation 2004 Performance Incentive Plan Performance-Accelerated Stock Option Agreement, dated March 10, 2005, between New Century Financial Corporation and Brad A. Morrice.

10.22	New Century Financial Corporation 2004 Performance Incentive Plan Dividend Equivalent Rights Award Agreement, dated March 10, 2005, between New Century Financial Corporation and Brad A. Morrice.

31.1	Certification of Robert K. Cole pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Patti M. Dodge pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Edward F. Gotschall pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Brad A. Morrice pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert K. Cole pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Patti M. Dodge pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Edward F. Gotschall pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of Brad A. Morrice pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on April 22, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2004.

(3)	Incorporated by reference from our Current Report on From 8-K, as filed with the Securities and Exchange Commission on October 1, 2004.

(4)	Incorporated herein by reference to the joint filing of New Century Financial Corporation’s Form S-3 Registration Statement (333-119753) and New Century TRS’s Post-Effective Amendment No. 3 to the Registration Statement (No. 333-109727) on Form S-3, as filed with the Securities and Exchange Commission on October 14, 2004.