Form 10-Q
period 2005-06-30
NEW CENTURY FINANCIAL CORP
filed 2005-08-09
CIK 1287286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 31, 2005, the registrant had 56,352,490 shares of common stock outstanding.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JUNE 30, 2005

Certain information included in this Form 10-Q may include “forward-looking” statements under federal securities laws, and the company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such statements include, without limitation, (i) the company’s expectation that its portfolio of mortgage assets will provide a relatively stable source of revenues and will contribute a significant portion of the company’s earnings in 2005; (ii) the company’s expectation that it will retain between 20% and 30% of its total loan production for investment on its balance sheet for 2005; (iii) the company’s belief that a substantial majority of its loan sales will occur during the second half of 2005; (iv) the company’s expectation that its reported earnings in the second half of 2005 will exceed its reported earnings in the first half of 2005; (v) the company’s belief that its REIT structure provides the most tax-efficient way to hold mortgage loans on its balance sheet; (vi) the company’s expectation that it will continue to increase the size of its on-balance sheet mortgage loan portfolio, producing more diverse revenues across a variety of interest rate environments; (vii) the company’s intention to evaluate, from time to time, whether it should engage in various capital raising activities, which may include offerings of debt, preferred stock, common stock or equity-linked securities; (viii) the company’s expectation that a significant source of its revenue prospectively will be interest income generated from its portfolio of mortgage loans held by the company’s REIT and its qualified REIT subsidiaries; (ix) the company’s expectation that it will continue to generate revenue through its taxable REIT subsidiaries from the sale of loans, servicing income and loan origination fees; (x) the company’s expectation that the primary components of its expenses will be interest expense on its credit facilities, securitizations and other borrowings, general and administrative expenses and payroll and related expenses arising from the company’s origination and servicing businesses; (xi) the company’s expectation that a majority of its income will come from the interest it earns on the mortgage assets its holds for investment; (xii) the company’s expectation that it will supplement its income with earnings from its taxable REIT subsidiaries, which will continue to originate, service and sell mortgage loans; (xiii) the company’s assumptions with respect to cumulative credit losses, which it generally assumes to be approximately 3% of the original balance of the loans; (xiv) the company’s expectation that the gain on sale of mortgage loans will remain at lower margins, similar to the margins during the first six months of 2005, through the fourth quarter of 2005; (xv) the company’s belief that it may continue to utilize securitizations structured as sales in the second half of 2005 in order to maximize the secondary market value of its loan production; (xvi) the company’s belief that its current rate of business is sustainable and that its origination strategies and initiatives are consistent with that belief; (xvii) the company’s belief that if it is successful in maintaining its current mix of production, the company’s exposure to interest rate cyclicality will be reduced; (xviii) the company’s belief that its stricter underwriting guidelines and the stronger credit characteristics of its interest-only loans mitigate their perceived higher risk; (xix) the company’s expectation that the recognition of income as interest payments on the underlying mortgage loans will result in higher income recognition in future periods than would a securitization structured as a sale; (xx) the company’s belief that Carrington may acquire additional assets (including regular and residual interests, whole loans, participation certificates, grantor trust and trust certificates, warehousing and servicing interests) in either the primary or secondary markets; (xxi) the company’s underlying assumptions used to value its residual interests in securitizations and to determine the discount rates of projected cash flows for its residual interests and for residual interests through NIMS transactions; (xxii) the estimates and assumptions required by the company’s accounting policies; (xxiii) the company’s estimates and assumptions with respect to the interest rate environment; (xxiv) the company’s estimates and assumptions with respect to the economic environment; (xxv) the company’s estimates and assumptions with respect to secondary market conditions; (xxvi) the company’s estimates and assumptions with respect to the performance of the loans underlying its residual assets and mortgage loans held for investment; (xxvii) the company’s loan loss allowance estimates; (xxiii) the company’s estimates with respect to its average cumulative losses as a percentage of the original principal balance of mortgage loans; (xxix) the company’s beliefs with respect to its legal proceedings; (xxx) the company’s expectations with respect to the renewal or extension of its credit facilities; (xxxi) the company’s expectations regarding its target levels of liquidity and capital; (xxxii) the execution of the company’s strategy to effectively manage the percentage of loans sold through whole loan sales compared to securitizations structured as financings; (xxxiii) the company’s successful execution of its liquidation strategy; (xxxiv) the company’s expectation that its liquidity, credit facilities and capital resources will be sufficient to fund its operations for the foreseeable future, while enabling it to maintain its qualification as a REIT under the requirements of the Code; (xxxv) the company’s expectation that it will access the capital markets when appropriate to support its growth plan; (xxxvi) the company’s expectation that the RBC transaction will be slightly dilutive to its earnings-per-share in 2005 and accretive to its earnings-per-share within the first 12 months following the transaction’s close; (xxxvii) the company’s expectation that the RBC transaction will close in the third quarter of 2005; (xxxviii) the belief that the RBC transaction will establish the company as a leader in the retail origination channel; (xxxix) the company’s belief that RBC’s large purchase business will be significant to growing the company’s business; and (xl) the company’s belief that being a full-service mortgage provider will allow it to build upon the success of its national Home123 branding and marketing campaign.

The company cautions that these statements are qualified by important factors that could cause its actual results to differ materially from expected results in the forward-looking statements. Such factors include, but are not limited to, (i) the condition of the U.S. economy and financial system; (ii) the interest rate environment; (iii) the effect of increasing competition in the company’s sector; (iv) the condition of the markets for whole loans and mortgage-backed securities; (v) the stability of residential property values; (vi) the company’s ability to comply with the requirements applicable to REITs; (vii) the company’s ability to increase its portfolio income; (viii) the company’s ability to continue to maintain low loan acquisition costs; (ix) the potential effect of new state or federal laws and regulations; (x) the company’s ability to maintain adequate credit facilities to finance its business; (xi) the outcome of litigation or regulatory actions pending against the company; (xii) the company’s ability to adequately hedge its residual values; (xiii) the accuracy of the assumptions regarding the company’s repurchase allowance and residual valuations, prepayment speeds and loan loss allowance; (xiv) the ability to finalize forward sale commitments; (xv) the ability to deliver loans in accordance with the terms of forward sale commitments; (xvi) the assumptions underlying the company’s risk management practices; (xvii) the ability of the company’s servicing platform to maintain high performance standards; (xviii) the satisfaction of the RBC transaction’s closing conditions; and (xix) the approval of applicable government authorities and regulators of the RBC transaction. Additional information on these and other factors is contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2004, the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 and the company’s other periodic filings with the Securities and Exchange Commission.

The company assumes no obligation to update the forward-looking statements contained in this Form 10-Q.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2005 and December 31, 2004

(Dollars in thousands, except share amounts)

	June 30, 2005 (unaudited)	December 31, 2004
Assets

Cash and cash equivalents	$569,153	842,854
Restricted cash	736,259	454,035
Mortgage loans held for sale, net of reserves of $11,792 and $9,575, respectively	5,989,211	3,922,865
Mortgage loans held for investment, net of reserves of $145,565 and $90,227, respectively	18,482,990	13,195,324
Residual interests in securitizations	145,563	148,021
Mortgage servicing assets	40,395	8,249
Accrued interest receivable	108,350	66,208
Income taxes, net	93,122	180,840
Office property and equipment, net	72,774	47,266
Prepaid expenses and other assets	194,163	186,282

Total assets	$26,431,980	19,051,944

Liabilities and Stockholders’ Equity

Credit facilities on mortgage loans held for sale	$5,627,207	3,704,268
Financing on mortgage loans held for investment, net	18,343,545	13,105,973
Accounts payable and accrued liabilities	411,351	320,108
Convertible senior notes, net	4,919	5,392
Notes payable	43,904	37,638

Total liabilities	24,430,926	17,173,379

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized 10,000,000 shares; issued and outstanding 4,500,000 and zero shares at June 30, 2005 and December 31, 2004, respectively	45	—
Common stock, $0.01 par value, Authorized 300,000,000 shares; issued and outstanding 56,179,685 and 54,702,623 shares at June 30, 2005 and December 31, 2004, respectively	562	547
Additional paid-in capital	1,254,763	1,108,590
Accumulated other comprehensive loss	(20,668)	(4,700)
Retained earnings, restricted	784,889	781,627

	2,019,591	1,886,064
Deferred compensation costs	(18,537)	(7,499)

Total stockholders’ equity	2,001,054	1,878,565

Total liabilities and stockholders’ equity	$26,431,980	19,051,944

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Dollars in thousands, except per share and share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income	$420,861	191,135	751,932	344,263
Interest expense	(218,555)	(67,306)	(380,636)	(123,270)

Net interest income	202,306	123,829	371,296	220,993
Provision for losses on mortgage loans held for investment	(36,875)	(17,112)	(67,113)	(36,981)

Net interest income after provision for losses	165,431	106,717	304,183	184,012
Other operating income:
Gain on sale of mortgage loans	138,704	215,051	278,456	417,027
Servicing income	6,631	7,753	13,353	13,649
Other income	3,398	829	7,271	829

Total other operating income	148,733	223,633	299,080	431,505

Operating expenses:
Personnel	148,061	109,000	276,583	189,966
General and administrative	42,324	34,551	84,099	64,383
Advertising and promotion	20,711	15,684	40,543	29,249
Professional services	9,677	8,729	17,483	13,066

Total operating expenses	220,773	167,964	418,708	296,664

Earnings before income taxes	93,391	162,386	184,555	318,853

Income tax (benefit) expense	(1,688)	60,009	4,716	129,231

Net earnings	95,079	102,377	179,839	189,622

Dividends on preferred stock	285	—	285	—

Net earnings available to common stockholders	$94,794	$102,377	179,554	189,622

Basic earnings per share	$1.71	3.07	3.26	5.72
Diluted earnings per share	$1.65	2.46	3.13	4.56
Basic weighted average shares outstanding	55,376,001	33,299,104	55,079,377	33,129,024
Diluted weighted average shares outstanding	57,396,098	42,161,644	57,331,721	42,088,799

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net earnings	$95,079	102,377	179,839	189,622
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments designated as hedges, net of taxes of ($1.5) million, and $849,000 for the three and six months ended June 30, 2005, respectively, and $21.3 million, and $12.4 million for the three and six months ended June 30, 2004, respectively, net	(91,805)	30,585	(15,968)	18,333

Comprehensive income	$3,274	132,962	163,871	207,955

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2005

(In thousands, except per share amounts)

	Preferred shares outstanding	Preferred stock amount	Common shares outstanding	Common stock amount	Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained earnings, restricted	Deferred compensation	Total
Balance December 31, 2004	—	—	54,703	547	1,108,590	(4,700)	781,627	(7,499)	1,878,565
Proceeds from issuance of common stock	—	—	1,381	14	16,919	—	—	—	16,933
Proceeds from issuance of preferred stock	4,500	45	—	—	108,911	—	—	—	108,956
Cancelled shares related to stock options	—	—	(224)	(2)	(9,584)	—	—		(9,586)
Conversion of convertible senior notes	—	—	15	—	500	—	—	—	500
Issuance of restricted stock, net	—	—	305	3	14,833	—	—	(14,836)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	3,798	3,798
Net earnings	—	—	—	—	—	—	179,839	—	179,839
Tax benefit related to non-qualified stock options	—	—	—	—	14,594	—	—	—	14,594
Other comprehensive loss, net of tax	—	—	—	—	—	(15,968)	—	—	(15,968)
Dividends declared on common stock, $3.15 per share	—	—	—	—	—	—	(176,292)	—	(176,292)
Dividends on preferred stock, $0.06 per share	—	—	—	—	—	—	(285)	—	(285)

Balance June 30, 2005 (unaudited)	4,500	$45	56,180	$562	1,254,763	(20,668)	784,889	(18,537)	2,001,054

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net earnings	$179,839	189,622
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57,311	12,105
Cash flows received from residual interests	12,210	27,537
Accretion of Net Interest Receivables, or “NIR”	(7,927)	(9,358)
NIR gains	1,670	(21,871)
Initial deposits to over-collateralization accounts	(7,914)	(10,871)
Retained bond	—	(3,536)
Servicing gains	(35,893)	—
Fair value adjustment of residual securities	4,419	6,770
Provision for losses on mortgage loans held for investment	67,113	36,981
Provision for repurchase losses	6,072	3,184
Mortgage loans originated or acquired for sale	(15,587,599)	(17,234,447)
Mortgage loan sales, net	13,520,803	14,140,969
Principal payments on mortgage loans held for sale	115,017	55,709
Increase in credit facilities on mortgage loans held for sale	1,922,939	2,808,168
Tax benefit related to non-qualified stock options	14,594	—
Net change in other assets and liabilities	14,765	51,217

Net cash provided by operating activities	277,419	52,179

Cash flows from investing activities:

Mortgage loans originated or acquired for investment, net	(8,174,316)	(3,457,776)
Principal payments on mortgage loans held for investment	2,759,900	739,313
Purchases of office property and equipment	(35,618)	(12,594)

Net cash used in investing activities	(5,450,034)	(2,731,057)

Cash flows from financing activities:
Proceeds from issuance of financing on mortgage loans held for investment, net	8,574,456	5,017,915
Repayments of financing on mortgage loans held for investment	(2,588,407)	(640,625)
Decrease in credit facilities on mortgage loans held for investment	(756,835)	(1,680,487)
Proceeds from issuance of preferred stock	108,956	—
Proceeds from notes payable	15,726	17,756
Repayment of notes payable	(9,460)	(6,248)
Change in restricted cash	(282,224)	(205,486)
Payment of dividends on common stock	(168,938)	(12,132)
Net proceeds from issuance of stock	17,433	4,527
Purchase of treasury stock	(11,793)	—

Net cash provided by financing activities	4,898,914	2,495,220

Net decrease in cash and cash equivalents	(273,701)	(183,658)
Cash and cash equivalents, beginning of period	842,854	278,598

Cash and cash equivalents, end of period	$569,153	94,940

Supplemental cash flow disclosure:
Interest paid	$372,065	113,913
Income taxes paid	83,223	157,892
Supplemental non-cash financing activity:
Restricted stock issued	$17,966	$5,782
Accrued dividends	90,176	6,781

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2005 and 2004

1. Basis of Presentation

New Century TRS Holdings, Inc. (formerly known as New Century Financial Corporation), a Delaware corporation (“New Century TRS”), was incorporated on November 17, 1995. New Century Mortgage Corporation, a wholly-owned subsidiary of New Century TRS (“New Century Mortgage”), commenced operations in February 1996 and is a mortgage finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by first and second mortgages on single-family residences. NC Capital Corporation, a wholly-owned subsidiary of New Century Mortgage (“NC Capital”), was formed in December 1998 to conduct the secondary marketing activities of New Century (as defined below). New Century Credit Corporation (formerly known as Worth Funding Incorporated) (“New Century Credit”), a wholly-owned subsidiary of New Century, was acquired in March 2000 by New Century Mortgage. NC Residual IV Corporation (“NCRIV”), a wholly-owned subsidiary of New Century, was formed in September 2004 to hold a portfolio of mortgage loans held for investment. After consummation of the Merger (defined below), New Century purchased New Century Credit from New Century Mortgage. The terms “New Century,” “Company,” “we,” “our,” and “us” refer to New Century Financial Corporation, except where the context otherwise requires.

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

On April 12, 2004, New Century TRS formed New Century Financial Corporation (formerly known as New Century REIT, Inc.), a Maryland corporation (“New Century”). On September 15, 2004, New Century TRS’s stockholders approved and adopted the Agreement and Plan of Merger dated as of April 21, 2004 (the “Merger Agreement”), by and among New Century TRS, New Century and NC Merger Sub, Inc., a Delaware corporation formed by New Century for purposes of effecting the Merger (“Merger Sub”), which implemented the restructuring of New Century TRS in order for it to qualify as a REIT (the “Merger”).

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

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

June 30, 2005 and 2004

accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in New Century’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Reclassification

Certain amounts from prior year’s presentation have been reclassified to conform to the current year’s presentation.

Recent Accounting Developments

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatory redeemable financial instruments of nonpublic entities. The Company applied the provisions of FAS 150 when the Series A Cumulative Redeemable Preferred Stock was issued in the second quarter of 2005.

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

The notes to financial statements will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements. In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS 123R. The Company will be required to apply the provisions of SFAS 123R beginning in 2006. There are three methods from which an entity may select to apply the provisions of SFAS 123R during the transition period: modified prospective application, modified retrospective application—all periods, and modified retrospective application—interim periods. The Company provides pro forma disclosure as to the impact of SFAS 123 or 123R in footnote 1 of the Notes to Condensed Consolidated Financial Statements—Stock-Based Compensation.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks.

Restricted Cash

As of June 30, 2005, restricted cash totaled $736.3 million, and included $116.5 million in cash held in a margin account associated with the Company’s interest rate risk management activities, $599.8 million in cash held in custodial accounts associated with its mortgage loans held for investment, and $20.0 million in cash held in a cash reserve account in connection with its asset-backed commercial paper facility. As of December 31, 2004, restricted cash totaled $454.0 million, and included $58.2 million in cash held in a margin account associated with its interest rate risk management activities, $375.8 million in cash held in custodial accounts associated with its mortgage loans held for investment, and $20.0 million in cash held in a cash reserve account in connection with its asset-backed commercial paper facility.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

June 30, 2005 and 2004

Mortgage Loans Held for Sale

Mortgage loans held for sale are stated at the lower of amortized cost or fair value as determined by outstanding commitments from investors or current investor-yield requirements, calculated on an aggregate basis.

Mortgage Loans Held for Investment

Mortgage loans held for investment represent loans securitized through transactions structured as financings, or pending securitization through transactions that are expected to be structured as financings. Mortgage loans held for investment are stated at amortized cost, including the outstanding principal balance, less the allowance for loan losses, plus net deferred origination costs. The financing related to these securitizations is included in the Company’s condensed consolidated balance sheet as financing on mortgage loans held for investment.

Allowance for Losses on Mortgage Loans Held for Investment

In connection with its mortgage loans held for investment, the Company establishes an allowance for loan losses based on its estimate of losses inherent and probable as of its balance sheet date. The Company charges off uncollectible loans at the time of liquidation. The Company evaluates the adequacy of this allowance each quarter, giving consideration to factors such as the current performance of the loans, characteristics of the portfolio, the value of the underlying collateral and the general economic environment. In order to estimate an appropriate allowance for losses for loans held for investment, the Company estimates losses using “static pooling,” which stratifies the loans held for investment into separately identified vintage pools. Provision for losses is charged to the Company’s condensed consolidated statement of earnings. Losses incurred are charged to the allowance. Management considers the current allowance to be adequate.

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

The Annual Percentage Rate, or APR, on the mortgage loans is relatively high in comparison to the pass-through rate on the certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company estimates the future rate of prepayments, prepayment penalties that it will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company estimates average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.65% to 4.62% for adjustable-rate securities and 1.44% to 5.13% for fixed-rate securities. The Company bases these estimates on historical loss data for the loans, the specific characteristics of the loans, and the general economic environment. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.75% at June 30, 2005. The Company estimates prepayments by evaluating historical prepayment performance of its loans and the impact of current trends. The Company uses a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). These prepayment curve and default estimates have resulted in weighted average lives of between 2.28 to 2.57 years for the Company’s adjustable-rate securities and 2.44 to 3.49 years for its fixed-rate securities.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

June 30, 2005 and 2004

During the quarter ended June 30, 2005, the Company completed a $989.2 million securitization structured as a sale resulting in a gain on sale of $21.2 million. In addition, the Company’s retained interest was $6.2 million.

During the six months ended June 30, 2005, the Residuals provided $12.2 million in net cash flow to the Company. The Company performs an evaluation of the Residuals quarterly, taking into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. During the quarter ended June 30, 2005, the Company increased its prepayment rate assumptions based upon actual performance and made minor adjustments to certain other assumptions, resulting in a $3.1 million decrease in the fair value for the quarter and is recorded as a reduction to gain on sale of mortgage loans.

The bond and certificate holders and their securitization trusts have no recourse to the Company for failure of mortgage loan borrowers to pay when due. The Company’s Residuals are subordinate to the bonds and certificates until the bond and certificate holders are fully paid.

The Company is party to various transactions that have an off-balance sheet component. In connection with the Company’s off-balance sheet securitization transactions, as of June 30, 2005, there were $1.8 billion in loans owned by the off-balance sheet trusts. The trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to the Company in the event that the loans in the various trusts do not perform as expected. Because these trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, the Company has included only its residual interest in these loans on its condensed consolidated balance sheet. The performance of the loans in the trusts will impact the Company’s ability to realize the current estimated fair value of these residual assets.

Derivative Instruments Designated as Hedges

The Company accounts for certain Euro Dollar futures and interest rate cap contracts designated and documented as cash flow hedges pursuant to the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Pursuant to SFAS 133, these contracts have been designated as hedging the exposure to variability of cash flows from the Company’s variable rate financing on mortgage loans held for investment attributable to changes in interest rates. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported in other comprehensive income and the ineffective portion be reported in current earnings. Additionally, certain Euro Dollar futures contracts were designated as hedges of the fair values of certain mortgage loans held for investment and certain mortgage loans held for sale, pursuant to SFAS 133. Fair value hedge accounting requires that for a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk be reported in current earnings.

Income Taxes

The Company is a REIT for federal income tax purposes and is not generally required to pay federal and most state income taxes if it meets the REIT requirements of the Internal Revenue Code of 1986, as amended, or the Code. Also, the Company’s subsidiaries that meet the requirements of the Code to be a qualified REIT subsidiary, or a QRS, are not generally required to pay federal and most state income taxes. However, the Company must recognize income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” (“SFAS 109”) for its taxable REIT subsidiaries, or TRS, whose income is fully taxable at regular corporate rates.

SFAS 109 requires that inter-period income tax allocation be based on the asset and liability method. Accordingly, the Company recognizes the tax effects of temporary differences between its tax and financial reporting bases of assets and liabilities that will result in taxable or deductible amounts in future periods.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, in accounting for employee stock options rather than the fair value accounting allowed by

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

June 30, 2005 and 2004

Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). APB 25 provides that compensation expense relative to the Company’s employee stock options is recorded over the vesting period if the current market price of the underlying stock exceeds the exercise price on the date of grant. Under SFAS 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

The fair value of each stock option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of stock options granted and the weighted average underlying assumptions used to estimate those values for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Fair value	$8.98	$22.27	$9.21	$19.06
Expected life (years)	4.5	4.5	4.5	4.5
Risk-free interest rate	3.8%	3.8%	4.2%	3.3%
Volatility	60.0%	60.6%	60.5%	52.2%
Expected annual dividend yield	13.78%	1.80%	13.68%	1.76%

As of June 30, 2005 and 2004, there were stock options outstanding for the purchase of 4,394,552 and 5,495,015 shares, respectively, of the Company’s common stock. The following table shows the pro forma net income as if the fair value method of SFAS 123 had been used to account for stock-based compensation expense (dollars in thousands, except per share amounts):

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

June 30, 2005 and 2004

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic net earnings available to common shareholders:
As reported	$94,794	102,377	179,554	189,622
Compensation expense, net of related tax effects	(1,664)	(1,325)	(3,189)	(2,505)

Pro forma	$93,130	101,052	176,365	187,117

Diluted net earnings available to common shareholders:
As reported	$94,871	103,631	179,649	192,129
Compensation expense, net of related tax effects	(1,664)	(1,325)	(3,189)	(2,505)

Pro forma	$93,207	102,306	176,460	189,624

Basic earnings per share:
As reported	$1.71	3.07	3.26	5.72
Pro forma	1.68	3.03	3.20	5.65
Diluted earnings per share:
As reported	$1.65	2.46	3.13	4.56
Pro forma	1.64	2.47	3.11	4.59
Basic weighted average shares outstanding:
As reported	55,376	33,299	55,079	33,129
Pro forma	55,376	33,299	55,079	33,129
Diluted weighted average shares outstanding:
As reported	57,396	42,162	57,332	42,089
Pro forma	56,684	41,397	56,665	41,319

2. Mortgage Loans Held for Sale

A summary of mortgage loans held for sale, at the lower of cost or market at June 30, 2005 and December 31, 2004, is as follows (dollars in thousands):

	June 30, 2005	December 31, 2004
First trust deeds	$5,370,148	3,686,830
Second trust deeds	586,463	197,362
Net deferred origination costs and other	32,600	38,673

	$5,989,211	3,922,865

At June 30, 2005, the Company had mortgage loans held for sale of approximately $31.3 million on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $1.2 million for the six months ended June 30, 2005.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

June 30, 2005 and 2004

3. Mortgage Loans Held for Investment

For the three and six months ended June 30, 2005, the Company securitized $5.9 billion and $8.9 billion in loans, respectively, through transactions structured as financings, resulting in an increase in its mortgage loans held for investment. As of June 30, 2005, the balance of mortgage loans held for investment included $25.7 million of mortgage loans held for investment that were not yet securitized. A summary of the components of mortgage loans held for investment at June 30, 2005 and December 31, 2004 is as follows (dollars in thousands):

	June 30, 2005	December 31, 2004
Mortgage loans held for investment:
Unpaid principal balance of mortgage loans	$18,475,484	13,169,595
Allowance for loan losses	(145,565)	(90,227)
Net deferred origination costs	153,071	115,956

	$18,482,990	13,195,324

At June 30, 2005, the Company had mortgage loans held for investment of approximately $319.5 million on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $13.6 million for the six months ended June 30, 2005.

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Beginning balance	$117,495	45,596	90,227	26,251
Additions	36,875	17,112	67,113	36,981
Charge-offs	(8,805)	(1,401)	(11,775)	(1,925)

	$145,565	61,307	145,565	61,307

4. Residual Interests in Securitizations

Residual interests in securitizations consisted of the following components at June 30, 2005 and December 31, 2004 (dollars in thousands):

	June 30, 2005	December 31, 2004
Over-collateralization account	$158,621	158,755
Net interest receivable (NIR)	(13,058)	(10,734)

	$145,563	148,021

The net interest receivable, or NIR, balance above represents the discounted value of cash flows expected to be received from net interest spread, while the over-collateralization account represents the current, un-discounted balance of over-collateralization as of the period end. Residual interests in securitizations are recorded at estimated fair value, which is based on estimated discounted cash flows, resulting in the presentation above.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

June 30, 2005 and 2004

The following table summarizes the activity in the over-collateralization, or OC, accounts for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	Six Months Ended June 30,
	2005	2004
Balance, beginning of period	$158,755	169,905
Initial deposits to OC accounts	7,914	—
Additional deposits to OC accounts	1,305	10,871
Release of cash from OC accounts	(9,353)	(8,167)

Balance, end of period	$158,621	172,609

The following table summarizes activity in the NIR accounts for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	Six Months Ended June 30,
	2005	2004
Balance, beginning of period	$(10,734)	9,593
NIR gains	(1,670)	21,871
Cash received from NIRs	(4,162)	(19,370)
Accretion of NIRs	7,927	9,358
Fair value adjustment	(4,419)	(6,770)

Balance, end of period	$(13,058)	14,682

During the six months ended June 30, 2005, the Company completed a $989.2 million securitization structured as a sale. During the six months ended June 30, 2004, the Company completed a $337.1 million securitization structured as a sale, related to its investment in Carrington Mortgage Credit Fund I, LP, (“Carrington”). Purchasers of securitization bonds and certificates have no recourse against the other assets of the Company, other than the assets of the trust. The value of the Company’s retained interests is subject to credit, prepayment and interest rate risk on the transferred financial assets.

5. Mortgage Servicing Assets

Mortgage servicing assets represent the carrying value of our mortgage loan servicing rights. The following table summarizes activity in the mortgage servicing assets for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	Six Months Ended June 30,
	2005	2004
Balance, beginning of period	$8,249	1,900
Additions	35,893	—
Amortization	(3,747)	(252)

Balance, end of period	$40,395	1,648

The Company records mortgage servicing assets when it sells loans on a servicing-retained basis and when it sells loans through whole loan sales to an investor in the current period and sells the servicing rights to a third party in a subsequent period.

The addition of $35.9 million for the six months ended June 30, 2005 includes (i) $27.2 million of servicing rights retained by the Company in certain of its whole loan sales to Carrington and (ii) $8.7 million of servicing rights related to the securitization structured as a sale completed in June 2005. The $8.7 million of servicing rights associated with the securitization structured as a sale was subsequently sold to a third party in August 2005 for $8.7 million. As of June 30, 2005, the Company had also retained the right to service $17.1 billion of loans underlying its portfolio of mortgage loans held for investment.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

June 30, 2005 and 2004

6. Goodwill

Goodwill is recorded in connection with the acquisition of new subsidiaries and is included in prepaid expenses and other assets. As of June 30, 2005 and December 31, 2004, the Company had goodwill of $15.5 million. No impairment was recognized during the six months ended June 30, 2005.

7. Credit Facilities and Other Short-Term Borrowings

Credit facilities and other short-term borrowings consist of the following at June 30, 2005 and December 31, 2004 (dollars in thousands):

	June 30, 2005	December 31, 2004
A $2.0 billion asset-backed commercial paper facility for Von Karman Funding LLC, a wholly-owned subsidiary of New Century Mortgage, expiring in September 2006, secured by mortgage loans held for sale and cash generated through the sale of loans, bearing interest based on a margin over one-month LIBOR.	$—	—

A $2.0 billion master repurchase agreement ($1 billion of which is uncommitted) between New Century Funding A, a Delaware business trust which is a wholly-owned subsidiary of New Century Mortgage, and Bank of America, N.A., expiring in August 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to either renew or extend this facility prior to its expiration.	769,730	975,119

A $1.0 billion master repurchase agreement among New Century Credit, NC Residual II Corporation, a wholly-owned subsidiary of NC Capital (“NC Residual II”), New Century Mortgage, NC Capital and Barclays Bank PLC expiring in November 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to either renew or extend this facility prior to its expiration.	609,719	43,917

An $800 million aggregation facility ($400 million of which is uncommitted) from Bear Stearns Mortgage Capital expiring in October 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to either renew or extend this facility prior to its expiration.	764,471	428,397

A $700 million master repurchase agreement among New Century Credit, New Century Mortgage, NC Capital, NC Residual II, and IXIS Real Estate Capital Inc. expiring in September 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to either renew or extend this facility prior to its expiration.	428,626	617,141

A $150 million master repurchase agreement between New Century Funding SB-1, a Delaware business trust and wholly-owned subsidiary of New Century Mortgage, and Citigroup Global Markets, successor to Salomon Brothers, expiring in September 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to either renew or extend this facility prior to its expiration.	—	—

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

June 30, 2005 and 2004

	June 30, 2005	December 31, 2004

A $650 million repurchase agreement among New Century Credit, NC Capital and Citigroup Global Markets Reality Corp., successor to Salomon Brothers, expiring in September 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. We have the ability to increase the size of this facility to $800 million provided that the value of the loans outstanding at any one time under this facility and the $150 million facility set forth immediately above may not exceed $800 million in the aggregate. The Company expects to either renew or extend this facility prior to its expiration.

	668,459	260,025

A $150 million master loan and security agreement among New Century Mortgage, NC Capital, New Century Financial and Citigroup Global Markets Realty Corp., successor to Salomon Brothers Realty Corp., expiring in December 2005, secured by delinquent loans and REO properties, bearing interest based on a margin over one-month LIBOR. The Company expects to either renew or extend this facility prior to its expiration.	1,091	959

A $250 million repurchase agreement between New Century Mortgage and Citigroup Global Markets, which expires in December 2005, secured by small balance commercial mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	25,529	54,398

A $500 million master loan and security agreement among New Century Credit, New Century Mortgage, NC Capital and Credit Suisse First Boston Mortgage Capital LLC expiring in November 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to either renew or extend this facility prior to its expiration.	352,785	—

A $2.0 billion master loan and security agreement among New Century Credit, New Century Mortgage, NC Capital, NC Residual II, Morgan Stanley Bank, Concord Minutemen Capital Company, LLC and Morgan Stanley Mortgage Capital Inc. expiring in February 2007, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	705,874	959,822

A $2.0 billion asset-backed note purchase and security agreement ($500 million, of which is uncommitted) between New Century Funding I, a special-purpose vehicle established as a Delaware statutory trust, which is a wholly-owned subsidiary of New Century Mortgage, and UBS Real Estate Securities Inc., expiring in June 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	1,320,764	1,141,167

Less: Credit facility amounts reclassified to financing on mortgage loans held for investment	(19,841)	(776,677)

	$5,627,207	3,704,268

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

June 30, 2005 and 2004

The various credit facilities contain certain restrictive financial and other covenants that require the Company to, among other things, restrict dividends, maintain certain levels of net worth, liquidity, available borrowing capacity, and debt-to-net worth ratios and to comply with regulatory and investor requirements. The Company was in compliance with these covenants at June 30, 2005.

8. Financing on Mortgage Loans Held for Investment

When the Company sells loans through securitizations structured as financings, the related bonds are added to its balance sheet. As of June 30, 2005 and December 31, 2004, the financing on mortgage loans held for investment consisted of the following (dollars in thousands):

	June 30, 2005	December 31, 2004
Securitized bonds	$18,378,752	12,379,524
Short-term financing on retained bonds	9,945	23,616
2003-NC5 NIM bond	—	7,583
2005-NC3 NIM bond	8,272	—
Debt issuance costs	(73,265)	(81,427)
Credit facility amounts reclassified from warehouse credit facilities	19,841	776,677

Total financing on mortgage loans held for investment	$18,343,545	13,105,973

The Company’s maturity of financing on mortgage loans held for investment is based on certain prepayment assumptions. The Company estimates the average life to be between 1.9 and 4.0 years. The following table reflects the estimated maturity of the financing on mortgage loans held for investment as of June 30, 2005 (dollars in thousands):

Due in less than 1 year	$4,850,728
Due in 2 years	5,587,436
Due in 3 years	2,410,775
Thereafter	5,494,606

$18,343,545

9. Convertible Senior Notes Private Offering

On July 8, 2003, New Century TRS closed a private offering of $175.0 million of convertible senior notes due July 3, 2008 pursuant to Rule 144A under the Securities Act of 1933. On July 14, 2003, the initial purchasers of the convertible senior notes exercised their option, in full, to acquire an additional $35.0 million principal amount of the convertible senior notes. The convertible senior notes bear interest at a rate of 3.50% per year, paid semi-annually, and, as of March 17, 2004, became convertible into New Century TRS common stock at a conversion price of $34.80 per share. The conversion price represents a 28.0% premium over the closing share price on July 8, 2003. Principal balance is not due until maturity. As a result of the Merger, the convertible senior notes became convertible into shares of New Century common stock. On February 14, 2005, New Century, New Century TRS and the trustee under the indenture governing the convertible senior notes entered into a second supplemental indenture pursuant to which New Century agreed to fully and unconditionally guarantee the due and punctual payment of the convertible senior notes.

On November 22, 2004, New Century TRS commenced an offer, upon the terms and subject to the conditions described in the prospectus related to the offer and the accompanying letter of transmittal, to convert all the outstanding convertible senior notes into shares of New Century common stock, cash, or a combination of both. The offer and withdrawal rights expired at midnight, New York City time, on December 23, 2004. On December 24, 2004, New Century TRS accepted for payment $204.5 million, or approximately 97.4%, of the $210.0 million aggregate principal amount of the convertible senior notes then outstanding, which constituted all of the convertible senior notes validly tendered and not withdrawn. In the aggregate, the holders who tendered their convertible senior notes for conversion in the offer received 6,236,431 shares of New Century common stock, which included 359,796 shares for additional consideration and an additional $3.4 million in cash for accrued interest through that date. On June 27, 2005, a holder of New Century TRS’

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

June 30, 2005 and 2004

convertible senior notes proposed, and it agreed, to convert $500,000 principal amount of convertible senior notes into 15,014 shares of its common stock. In connection with the conversion, the Company made a cash payment to the holder of $51,104, which included a conversion incentive fee and accrued interest through that date.

As of June 30, 2005, the number of shares of the Company’s common stock into which the remaining convertible senior notes were convertible into was 150,143, subject to certain adjustments under the terms of the convertible senior notes. For example, the terms of the convertible senior notes allow for the bondholder’s conversion rate to adjust if the Company’s dividend rate increases generally above a dividend yield of 1.75%, subject to certain other factors. As of June 30, 2005, the maximum number of shares of the Company’s common stock into which the remaining untendered convertible senior notes were convertible into was 176,637, subject to certain adjustments under the terms of the convertible senior notes. On July 29, 2005, concurrent with the payment of a cash dividend of $1.60 per share, the number of shares into which the remaining convertible senior notes were convertible was adjusted to 154,679.

10. Series A Cumulative Redeemable Preferred Stock Offering

In June 2005, the Company sold 4,500,000 shares, which included 300,000 shares sold to the underwriters to cover overallotments, of its Series A Cumulative Redeemable Preferred Stock, raising $109.0 million in net proceeds. The shares have a liquidation value of $25.00 per share and pay an annual coupon of 9.125% and are not convertible into any other securities. The Company may, at its option, redeem the Series A Cumulative Redeemable Preferred Stock, in the aggregate or in part, at any time on or after June 21, 2010. As such, this stock is not considered mandatorily or contingently redeemable under the provisions of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and is therefore classified as a component of equity. Accrued preferred stock dividends were $285,000 as of June 30, 2005.

11. Interest Income

The following table presents the components of interest income for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest on mortgage loans held for investment	$315,887	97,472	563,547	176,809
Interest on mortgage loans held for sale	98,830	89,071	175,029	158,063
Residual interest income	3,903	4,578	7,927	9,358
Other interest income	2,241	14	5,429	33

	$420,861	191,135	751,932	344,263

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

June 30, 2005 and 2004

12. Interest Expense

The following table presents the components of interest expense for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest on financing on mortgage loans held for investment	$160,646	33,430	278,366	66,415
Interest on credit facilities and other short-term borrowings	54,850	29,743	97,056	49,686
Interest on convertible senior notes	60	2,126	123	4,250
Other interest expense	2,999	2,007	5,091	2,919

	$218,555	67,306	380,636	123,270

13. Hedging Activities

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

Cash Flow Hedge Instruments - For derivative financial instruments designated as cash flow hedge instruments, the Company evaluates the effectiveness of these hedges against the interest payments related to its financing on mortgage loans held for investment being hedged to ensure there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the cash flows as a result of changes in the benchmark LIBOR interest rate, which affect the interest payments related to its financing on mortgage loans held for investment (variable rate debt) being hedged, the Company uses derivatives classified as cash flow hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income during the current period, and reclassified into earnings in the period(s) during which the hedged transaction

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

June 30, 2005 and 2004

affects earnings pursuant to SFAS 133. The ineffective portion and/or remaining gain or loss on the derivative instrument is recognized in earnings in the current period. During the three and six months ended June 30, 2005, the Company recognized a gain of $3.6 million from the ineffective portion of these hedges. For the three and six months ended June 30, 2004, the Company recorded a charge to earnings of approximately $1.2 million and $3.0 million, respectively, for the ineffective portion of these hedges.

As of June 30, 2005, the Company had open Euro Dollar futures contracts that were designated as hedging the variability in expected cash flows from the variable rate debt related to its financing on mortgage loans held for investment. The fair value of these contracts at June 30, 2005 was an $11.0 million asset and is included in prepaid expenses and other assets. The fair value of these contracts at June 30, 2004 was a $26.6 million asset, and is included in prepaid expenses and other assets. For the three and six months ended June 30, 2005, the Company recognized a gain of $13.9 million and $20.6 million, respectively, attributable to cash flow hedges, which has been recorded as a reduction of interest expense related to the Company’s financing on mortgage loans held for investment. Additionally, certain Euro Dollar futures contracts were terminated during the fourth quarter of 2004 in connection with the transfer of certain assets from New Century TRS to New Century. The fair value of the contracts at the termination date of ($30.9) million is being amortized from other comprehensive income over the original hedge period, as the hedged transaction affects future earnings. The amortization of $3.1 million and $6.1 million, respectively, for the three and six months ended June 30, 2005 have been recorded as an increase in interest expense related to the Company’s financing on mortgage loans held for investment. As of June 30, 2005, the related other comprehensive income balance was ($24.8) million.

Fair Value Hedge Instruments - For derivative financial instruments designated as fair value hedge instruments, the Company evaluates the effectiveness of these hedges against the fair value of the asset being hedged to ensure that there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the fair value of the hedged assets as a result of changes in the benchmark LIBOR interest rate, the Company uses derivatives classified as fair value hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying fair value hedges, changes in the fair value of the derivative instruments and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in current earnings pursuant to SFAS 133. For the three months ended June 30, 2005, the Company recognized a loss of $3.8 million whereas for the six months ended June 30, 2005, the Company recognized a gain of $4.8 million, which was substantially offset by changes in the fair value of the hedged assets. The gain (loss) has been included as a component of gain on sale of mortgage loans

As of June 30, 2005, the Company had open Euro Dollar futures contracts that were designated as fair value hedges. The fair value of these contracts at June 30, 2005 was a $6.5 million liability and is included in accounts payable and accrued liabilities. The fair value of these contracts was substantially offset by changes in the fair value of the hedged assets.

Interest Rate Cap - Certain of the Company’s securitizations structured as financings are subject to interest rate cap contracts, or caplets, designated and documented as cash flow hedges, used to mitigate interest rate risk. The change in the fair value of these interest rate cap contracts is recorded in other comprehensive income each period. Amounts are reclassified out of other comprehensive income as the hedged transactions impact earnings. For the three and six months ended June 30, 2005, the Company recorded interest expense of $2.7 million and $5.0 million, respectively, related to the amortization of the caplets. The related net change to other comprehensive income due to the amortization and change in fair value of the caplets was $2.3 million. At June 30, 2004, such caplets were not designated as hedges. The fair value of these caplets was $2.2 million at June 30, 2005 and is included in prepaid expenses and other assets.

During the six months ended June 30, 2004, certain of the Company’s securitizations structured as financings were subject to interest rate cap contracts, not designated and documented as hedges, used to mitigate interest rate risk. The change in the fair value of these interest rate cap contracts is recorded through earnings each period, and is included as a component of interest expense. For the three months ended June 30, 2004, the Company recognized interest expense reduction of $1.8 million and for the six months ended June 30, 2004, the Company recognized interest expense of $338,000 related to the change in fair value of these cap contracts. The fair value of these cap contracts at June 30, 2004 was $3.2 million and is included in prepaid expenses and other assets. At June 30, 2005, all cap contracts were designated as hedges.

Non-designated Hedge Instruments - For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the period in which the changes occur.

The change in the fair value of Euro Dollar futures contracts, not designated and documented as hedges, used to mitigate interest rate risk in the Company’s residual assets is recorded through earnings each period, and is included as a component of gain on sale. During the three and six months ended June 30, 2005, the

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

June 30, 2005 and 2004

Company recognized a gain of zero and $395,000, respectively, related to the change in fair value of these contracts. These contracts were settled at March 31, 2005, and as such had no fair value as of that date. For the three and six months ended June 30, 2004, the Company recognized a gain of $3.2 million and $1.0 million, respectively, related to the change in the fair value of these contracts. The fair value of these contracts at June 30, 2004 was a $236,000 asset, and is included in prepaid expenses and other assets.

14. Income Taxes

Commencing in 2004, New Century has operated so as to qualify as a REIT for federal income tax purposes and will file a separate federal income tax return that does not include the operations of the Company’s non-REIT, or TRS, companies. Provided at least 90% of the taxable income of the REIT is distributed to stockholders in the manner prescribed by the Code, no income taxes are due on the income distributed in the form of dividends by the REIT. Effective tax rates for all periods reported upon in 2005 will therefore differ substantially from rates in 2004 when most of the operations of the Company were taxable. The table below outlines the calculation of tax expense and a comparison of the components comprising the differences in the tax rate for the consolidated group for the three and six months ended 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005			2004	2005			2004
	REIT	TRS	Total	Non-REIT	REIT	TRS	Total	Non-REIT
Earnings before income taxes	$79,234	14,157	93,391	162,386	143,820	40,735	184,555	318,853
Taxable REIT earnings (expense) in excess of GAAP Earnings	41,763	(21,644)	20,119	N/A	65,408	(36,677)	28,731	N/A

Taxable REIT and taxable TRS income	120,997	(7,487)	113,510	162,386	209,228	4,058	213,286	318,853
Expected dividend paid deduction for REIT level companies	(120,997)	N/A	(120,997)	N/A	(209,228)	N/A	(209,228)	N/A

Taxable income after REIT dividend paid deduction	$—	(7,487)	(7,487)	162,386	—	4,058	4,058	318,853

Income tax (expense) benefit by entity	747	941	1,688	(60,009)	—	(4,716)	(4,716)	(129,231)
Add back earnings before income taxes	79,234	14,157	93,391	162,386	143,820	40,735	184,555	318,853

Net earnings by entity	$79,981	15,098	95,079	102,377	143,820	36,019	179,839	189,622

Combined tax rate			-1.81%	36.95%			2.56%	40.53%

For 2005, the Company has available an additional “Dividend Paid Deduction” which was not required to be utilized in its 2004 tax year. After operating so as to qualify as a REIT in 2004, the Company’s first REIT dividend shareholder record date and payment date were both January 2005 events. By applying, via a tax election, only the portion of its January 2005 dividend representing taxable earnings on the 2004 tax return, the remaining dividend paid in January 2005 of approximately $27.0 million is deductible against the Company’s taxable REIT income in 2005, reducing the amount of distributions that otherwise would be required to avoid a tax liability on undistributed taxable income. Based upon this additional $27.0 million deduction and the Company’s dividend guidance for the current year, no accrual of taxes for taxable REIT income in excess of the dividends paid out to date are required for the six months ended June 30, 2005.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

June 30, 2005 and 2004

15. Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic:
Net earnings	$95,079	102,377	179,839	189,622
Less: Preferred stock dividends	285	—	285	—

Net earnings available to common stockholders	$94,794	102,377	179,554	189,622

Weighted average number of common shares outstanding	55,376	33,299	55,079	33,129

Earnings per share	$1.71	3.07	3.26	5.72

Diluted:
Net earnings available to common stockholders	$94,794	102,377	179,554	189,622
Add: Interest and amortization of debt issuance costs on convertible senior notes, net of tax	77	1,254	95	2,486

Diluted net earnings	$94,871	103,631	179,649	192,108

Weighted average number of common shares outstanding	55,376	33,299	55,079	33,129
Dilutive effect of convertible senior notes, stock options and restricted stock	2,020	8,863	2,253	8,960

	57,396	42,162	57,332	42,089

Earnings per share	$1.65	2.46	3.13	4.56

For the three and six months ended June 30, 2005, the Company has included the effect of approximately 165,000 shares of common stock issuable related to its convertible senior notes in the computation of diluted earnings per share. For the three and six months ended June 30, 2004, the Company has included the effect of approximately 6.0 million shares of common stock issuable under its convertible senior notes in the computation of diluted earnings per share. Diluted earnings have been adjusted to add the interest expense and amortization of debt issuance costs recorded related to the convertible senior notes, net of the applicable income tax effect.

For the three months ended June 30, 2005 and 2004, options to purchase 313,000 and 855,000 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the six months ended June 30, 2005 and 2004, options to purchase 196,000 and 795,000 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

16. Consolidating Financial Information

On February 14, 2005, New Century and New Century TRS entered into a second supplemental indenture in connection with New Century’s agreement to guarantee the payment of New Century TRS’ obligations with respect to its 3.50% convertible senior notes due 2008 (see Note 9—Convertible Senior Notes Private Offering).

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidating Schedule - Balance Sheet

June 30, 2005

(Dollars in thousands)

The following is consolidating information as to the financial condition, results of operations and cash flows of New Century:

	New Century Financial Corporation	New Century Residual IV Corporation	New Century Credit Corporation	New Century TRS Holdings, Inc.	Eliminations	Consolidated
Assets
Cash and cash equivalents	$407,069	—	1,000	161,084	—	569,153
Restricted cash	—	553,219	—	183,040	—	736,259
Mortgage loans held for sale, net	—	—	—	5,989,211	—	5,989,211
Mortgage loans held for investment, net	—	15,454,417	25,750	3,071,569	(68,746)	18,482,990
Residual interests in securitizations	—	—	—	145,563	—	145,563
Mortgage servicing assets	—	—	—	40,395	—	40,395
Accrued interest receivable	—	86,401	232	21,717	—	108,350
Income taxes, net	—	—	—	93,122	—	93,122
Office property and equipment, net	—	—	—	72,774	—	72,774
Prepaid expenses and other assets	512	23,088	(3,054)	140,722	32,895	194,163
Due to (from) affiliates	251,805	(214,614)	46,007	(83,198)	—	—
Investment in subsidiary	1,433,997	—	—	—	(1,433,997)	—

Total assets	$2,093,383	15,902,511	69,935	9,835,999	(1,469,848)	26,431,980

Liabilities and Stockholders’ Equity
Credit facilities on mortgage loans held for sale	$—	—	—	5,627,207	—	5,627,207
Financing on mortgage loans held for investment, net	—	15,274,603	19,841	3,049,101	—	18,343,545
Accounts payable and accrued liabilities	92,329	18,251	—	300,771	—	411,351
Convertible senior notes, net	—	—	—	4,919	—	4,919
Notes payable	—	—	—	43,904	—	43,904

Total liabilities	92,329	15,292,854	19,841	9,025,902	—	24,430,926

Commitments and contingencies
Stockholders’ equity:
Preferred stock	45	—	—	—	—	45
Common stock	562	—	—	—	—	562
Additional paid-in capital	1,236,226	450,152	3,000	—	(453,152)	1,236,226
Accumulated other comprehensive income (loss)	(20,668)	933	—	(21,601)	20,668	(20,668)
Retained earnings, restricted	784,889	158,572	47,094	831,698	(1,037,364)	784,889

Total stockholders’ equity	2,001,054	609,657	50,094	810,097	(1,469,848)	2,001,054

Total liabilities and stockholders’ equity	$2,093,383	15,902,511	69,935	9,835,999	(1,469,848)	26,431,980

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidating Schedule – Balance Sheet

December 31, 2004

(Dollars in thousands)

	New Century Financial Corporation	New Century Residual IV Corporation	New Century Credit Corporation	New Century TRS Holdings, Inc.	Eliminations	Consolidated
Assets
Cash and cash equivalents	$742,239	—	1,000	99,615	—	842,854
Restricted cash	9,000	274,408	—	170,627	—	454,035
Mortgage loans held for sale, net	—	—	—	3,922,865	—	3,922,865
Mortgage loans held for investment, net	—	8,582,010	806,479	3,834,614	(27,779)	13,195,324
Residual interests in securitizations	—	—	—	148,021	—	148,021
Mortgage servicing assets	—	—	—	8,249	—	8,249
Accrued interest receivable	—	43,374	1,328	21,506	—	66,208
Income taxes, net	—	—	—	180,840	—	180,840
Office property and equipment, net	—	—	—	47,266	—	47,266
Prepaid expenses and other assets	213	40,062	1,694	126,066	18,247	186,282
Due to (from) affiliates	(30,568)	44,288	39,006	(52,726)	—	—
Investment in subsidiary	1,240,315	—	—	—	(1,240,315)	—

Total assets	$1,961,199	8,984,142	849,507	8,506,943	(1,249,847)	19,051,944

Liabilities and Stockholders’ Equity
Credit facilities on mortgage loans held for sale	$—	—	—	3,704,268	—	3,704,268
Financing on mortgage loans held for investment, net	—	8,467,650	776,676	3,861,647	—	13,105,973
Accounts payable and accrued liabilities	82,634	8,277	59,853	169,344	—	320,108
Convertible senior notes, net	—	—	—	5,392	—	5,392
Notes payable	—	—	—	37,638	—	37,638

Total liabilities	82,634	8,475,927	836,529	7,778,289	—	17,173,379
Commitments and contingencies
Stockholders’ equity:
Common stock	547	—	—	—	—	547
Additional paid-in capital	1,101,091	450,152	3,000	—	(453,152)	1,101,091
Accumulated other comprehensive income (loss)	(4,700)	23,608	—	(28,307)	4,699	(4,700)
Retained earnings, restricted	781,627	34,455	9,978	756,961	(801,394)	781,627

Total stockholders’ equity	1,878,565	508,215	12,978	728,654	(1,249,847)	1,878,565

Total liabilities and stockholders’ equity	$1,961,199	8,984,142	849,507	8,506,943	(1,249,847)	19,051,944

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidating Schedule – Statements of Income

For the Three Months Ended

June 30, 2005 and 2004

(Dollars in thousands)

	June 30, 2005						June 30, 2004
	New Century Financial Corporation	New Century Residual IV Corporation	New Century Credit Corporation	New Century TRS Holdings, Inc.	Eliminations	Consolidated	New Century TRS Holdings, Inc.
Interest income	$2,246	249,883	26,854	161,776	(19,898)	420,861	191,135
Interest expense	(4,783)	(103,094)	(6,204)	(104,474)	—	(218,555)	(67,306)

Net interest income	(2,537)	146,789	20,650	57,302	(19,898)	202,306	123,829
Provision for losses on mortgage loans held for investment	—	(36,550)	—	(325)	—	(36,875)	(17,112)

Net interest income after provision for losses	(2,537)	110,239	20,650	56,977	(19,898)	165,431	106,717
Other operating income:
Gain (loss) on sale of mortgage loans	—	—	—	135,240	3,464	138,704	215,051
Servicing fees received (paid)	—	(15,991)	(360)	22,982	—	6,631	7,753
Other income	—	443	2,967	(12)	—	3,398	829
Equity in net earnings of subsidiary	105,573	—	—	—	(105,573)	—	—

Total other operating income	105,573	(15,548)	2,607	158,210	(102,109)	148,733	223,633

Operating expenses:
Personnel	4,565	—	—	143,496	—	148,061	109,000
General and administrative	3,255	—	—	39,069	—	42,324	34,551
Advertising and promotion	—	—	—	20,711	—	20,711	15,684
Professional services	137	—	—	9,540	—	9,677	8,729

Total operating expenses	7,957	—	—	212,816	—	220,773	167,964

Earnings before income taxes	95,079	94,691	23,257	2,371	(122,007)	93,391	162,386
Income taxes	—	(747)	—	(941)	—	(1,688)	60,009

Net earnings	$95,079	95,438	23,257	3,312	(122,007)	95,079	102,377

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidating Schedule – Statements of Income

For the Six Months Ended

June 30, 2005 and 2004

(Dollars in thousands)

	June 30, 2005						June 30, 2004
	New Century Financial Corporation	New Century Residual IV Corporation	New Century Credit Corporation	New Century TRS Holdings, Inc.	Eliminations	Consolidated	New Century TRS Holdings, Inc.
Interest income	$4,574	417,877	46,429	306,175	(23,123)	751,932	344,263
Interest expense	(5,200)	(168,685)	(14,108)	(192,643)	—	(380,636)	(123,270)

Net interest income	(626)	249,192	32,321	113,532	(23,123)	371,296	220,993
Provision for losses on mortgage loans held for investment	—	(65,701)	—	(1,412)	—	(67,113)	(36,981)

Net interest income after provision for losses	(626)	183,491	32,321	112,120	(23,123)	304,183	184,012
Other operating income:
Gain (loss) on sale of mortgage loans	—	513	—	281,139	(3,196)	278,456	417,027
Servicing fees received (paid)	—	(27,967)	(496)	41,816	—	13,353	13,649
Other income	—	887	5,292	1,092	—	7,271	829
Equity in net earnings of subsidiary	193,389	—	—	—	(193,389)	—	—

Total other operating income	193,389	(26,567)	4,796	324,047	(196,585)	299,080	431,505

Operating expenses:
Personnel	6,209	—	—	270,374	—	276,583	189,966
General and administrative	6,453	—	—	77,646	—	84,099	64,383
Advertising and promotion	—	—	—	40,543	—	40,543	29,249
Professional services	262	—	—	17,221	—	17,483	13,066

Total operating expenses	12,924	—	—	405,784	—	418,708	296,664

Earnings before income taxes	179,839	156,924	37,117	30,383	(219,708)	184,555	318,853
Income taxes	—	—	—	4,716	—	4,716	129,231

Net earnings	$179,839	156,924	37,117	25,667	(219,708)	179,839	189,622

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited Consolidating Statements of Cash Flows

Six Months Ended June 30, 2005 and 2004

(Dollars in thousands)

	June 30, 2005						June 30, 2004
	New Century Financial Corporation	New Century Residual IV Corporation	New Century Credit Corporation	New Century TRS Holdings, Inc.	Eliminations	Consolidated	New Century TRS Holdings, Inc.
Cash flows from operating activities:
Net earnings	$179,839	156,924	37,117	25,667	(219,708)	179,839	189,622
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,359	35,019	—	20,933	—	57,311	12,105
Cash flows received from residual interests	—	—	—	12,210	—	12,210	27,537
Accretion of NIRs	—	—	—	(7,927)	—	(7,927)	(9,358)
NIR gains	—	—	—	1,670	—	1,670	(21,871)
Initial deposits to over-collateralization accounts	—	—	—	(7,914)	—	(7,914)	(10,871)
Retained bond	—	—	—	—	—	—	(3,536)
Servicing gains	—	—	—	(35,893)	—	(35,893)	—
Fair value adjustment of residual securities	—	—	—	4,419	—	4,419	6,770
Provision for losses on mortgage loans held for investment	—	65,701	—	1,412	—	67,113	36,981
Provision for repurchase losses	—	—	—	6,072	—	6,072	3,184
Mortgage loans originated or acquired for sale	—	—	—	(15,587,599)	—	(15,587,599)	(17,234,447)
Mortgage loan sales, net	—	—	—	13,520,803	—	13,520,803	14,140,969
Principal payments on mortgage loans held for sale	—	—	—	115,017	—	115,017	55,709
Increase in credit facilities on mortgage loans held for sale	—	—	—	1,922,939	—	1,922,939	2,808,168
Due to (from) affiliates	(282,373)	258,902	(7,002)	30,473	—	—	—
Tax benefit related to non-qualified stock options	—	—	—	14,594	—	14,594	—
Net change in other assets and liabilities	4,236	(34,448)	(54,009)	113,634	(14,648)	14,765	51,217
Equity in undistributed earnings of subsidiaries	(193,389)	—	—	—	193,389	—	—

Net cash provided by (used in) operating activities	(290,328)	482,098	(23,894)	150,510	(40,967)	277,419	52,179

Cash flows from investing activities:
Mortgage loans originated or acquired for investment, net	—	(9,037,680)	784,406	37,991	40,967	(8,174,316)	(3,457,776)
Principal payments on mortgage loans held for investment	—	2,034,024	(3,677)	729,553	—	2,759,900	739,313
Purchases of office property and equipment	—	—	—	(35,618)	—	(35,618)	(12,594)

Net cash provided by (used in) investing activities	—	(7,003,656)	780,729	731,926	40,967	(5,450,034)	(2,731,057)

Cash flows from financing activities:
Proceeds from issuance of financing on mortgage loans held for investment, net	—	8,575,660	—	(1,204)	—	8,574,456	5,017,915
Repayments of financing on mortgage loans held for investment	—	(1,775,291)	—	(813,116)	—	(2,588,407)	(640,625)
Decrease in credit facilities on mortgage loans held for investment	—	—	(756,835)	—	—	(756,835)	(1,680,487)
Proceeds from issuance of preferred stock	108,956	—	—	—	—	108,956	—
Proceeds from notes payable	—	—	—	15,726	—	15,726	17,756
Repayments of notes payable	—	—	—	(9,460)	—	(9,460)	(6,248)
Change in restricted cash	9,000	(278,811)	—	(12,413)	—	(282,224)	(205,486)
Payment of dividends on common stock	(168,938)	—	—	—	—	(168,938)	(12,132)
Net proceeds from issuance of stock	17,933	—	—	(500)	—	17,433	4,527
Purchase of treasury stock	(11,793)	—	—	—	—	(11,793)	—

Net cash provided by (used in) financing activities	(44,842)	6,521,558	(756,835)	(820,967)	—	4,898,914	2,495,220

Net increase (decrease) in cash and cash equivalents	(335,170)	—	—	61,469	—	(273,701)	(183,658)
Cash and cash equivalents, beginning of period	742,239	—	1,000	99,615	—	842,854	278,598

Cash and cash equivalents, end of period	$407,069	—	1,000	161,084	—	569,153	94,940

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

June 30, 2005 and 2004

17. Segment Reporting

The operating segments reported below are the segments of the Company for which separate financial information is available and for which revenues and operating income amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance.

The portfolio segment reflects the Company’s investment in its mortgage loan portfolio, which produces net interest income. The mortgage loan operations segment reflects purchases and originations of non-conforming residential mortgage loans through relationships with various mortgage companies, mortgage brokers, correspondent lenders, and directly to borrowers. The mortgage loan operations segment records (i) interest income, interest expense, provision for mortgage loans losses on the mortgage loans it holds prior to selling its loans to the portfolio segment or in the whole loan market, (ii) interest income, interest expense, provision for mortgage loan losses on mortgage loans it holds in its portfolio and (iii) gain on sale of mortgage loans. The servicing segment services loans, seeking to ensure that loans are repaid in accordance with their terms and earns a servicing fee based upon the dollar amount of the servicing portfolio.

For its portfolio segment, management evaluates mortgage assets at the segment level. As such, the quarter end balances of these assets are included herein.

For the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30, 2005
	Qualified REIT Subsidiary	Taxable REIT Subsidiary
	Portfolio	Portfolio	Mortgage Loan Operations	Servicing and other	Total
Interest income	$250,766	60,705	109,390	—	420,861
Interest expense	(114,081)	(46,565)	(57,909)	—	(218,555)

Net interest income	136,685	14,140	51,481	—	202,306
Provision for losses on mortgage loans held for investment	(36,550)	(325)	—	—	(36,875)

Net interest income after provision for losses	100,135	13,815	51,481	—	165,431

Other operating income:
Gain on sale of mortgage loans	—	—	138,704	—	138,704
Servicing & other	(12,942)	—	(5,270)	28,241	10,029

Total other operating income	(12,942)	—	133,434	28,241	148,733

Operating expenses	7,959	—	201,774	11,040	220,773

Earnings before income taxes	$79,234	13,815	(16,859)	17,201	93,391

Funding volume	$—	—	13,444,170	—	13,444,170

Securitizations structured as financings	$5,890,404	—	—	—	5,890,404

Mortgage assets at June 30, 2005	$15,411,421	3,071,569	5,989,211	—	24,472,201

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

June 30, 2005 and 2004

	Three Months Ended June 30, 2004
	Taxable REIT Subsidiary
	Portfolio	Mortgage Loan Operations	Servicing and other	Total
Interest income	$102,050	89,085	—	191,135
Interest expense	(33,430)	(33,876)	—	(67,306)

Net interest income	68,620	55,209	—	123,829
Provision for losses on mortgage loans held for investment	(17,112)	—	—	(17,112)

Net interest income after provision for losses	51,508	55,209	—	106,717

Other operating income:
Gain on sale of mortgage loans	—	215,051	—	215,051
Servicing & other	—	(6,503)	15,085	8,582

Total other operating income	—	208,548	15,085	223,633

Operating expenses	—	161,786	6,178	167,964

Earnings before income taxes	$51,508	101,971	8,907	162,386

Funding volume	$—	12,255,867	—	12,255,867

Securitizations structured as financings	$3,457,776	—	—	3,457,776

Mortgage assets at June 30, 2004	$9,146,472	4,784,222	—	13,930,694

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

June 30, 2005 and 2004

	Six Months Ended June 30, 2005
	Qualified REIT Subsidiary	Taxable REIT Subsidiary
	Portfolio	Portfolio	Mortgage Loan Operations	Servicing and other	Total
Interest income	$432,210	125,717	194,005	—	751,932
Interest expense	(187,993)	(90,373)	(102,270)	—	(380,636)

Net interest income	244,217	35,344	91,735	—	371,296
Provision for losses on mortgage loans held for investment	(65,701)	(1,412)	—	—	(67,113)

Net interest income after provision for losses	178,516	33,932	91,735	—	304,183

Other operating income:
Gain on sale of mortgage loans	513	—	277,943	—	278,456
Servicing & other	(22,284)	—	(10,619)	53,527	20,624

Total other operating income	(21,771)	—	267,324	53,527	299,080

Operating expenses	12,925	—	384,035	21,748	418,708

Earnings before income taxes	$143,820	33,932	(24,976)	31,779	184,555

Funding volume	$—	—	23,695,737	—	23,695,737

Securitizations structured as financings	$8,881,728	—	—	—	8,881,728

Mortgage assets at June 30, 2005	$15,411,421	3,071,569	5,989,211	—	24,472,201

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

June 30, 2005 and 2004

	Six Months Ended June 30, 2004
	Taxable REIT Subsidiary
	Portfolio	Mortgage Loan Operations	Servicing and other	Total
Interest income	$186,167	158,096	—	344,263
Interest expense	(66,415)	(56,855)	—	(123,270)

Net interest income	119,752	101,241	—	220,993
Provision for losses on mortgage loans held for investment	(36,981)	—	—	(36,981)

Net interest income after provision for losses	82,771	101,241	—	184,012

Other operating income:
Gain on sale of mortgage loans	—	417,027	—	417,027
Servicing & other	—	(12,717)	27,195	14,478

Total other operating income	—	404,310	27,195	431,505

Operating expenses	—	284,822	11,842	296,664

Earnings before income taxes	$82,771	220,729	15,353	318,853

Funding volume	$—	20,692,223	—	20,692,223

Securitizations structured as financings	$3,457,776	—	—	3,457,776

Mortgage assets at June 30, 2004	$9,146,472	4,784,222	—	13,930,694

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

General

New Century Financial Corporation is a real estate investment trust, or REIT, that, through its taxable REIT subsidiaries, operates one of the nation’s largest subprime mortgage finance companies. We have been originating and purchasing subprime loans since 1996, and, in the fourth quarter of 2004, we began operating our business as a REIT. We will elect to be taxed as a REIT when we file our tax returns for 2004. In connection with our REIT conversion, we closed an offering of approximately $770.0 million of our common stock, net of underwriting and other expenses. The net proceeds from the offering have been used primarily to build a portfolio of mortgage assets. We expect that our portfolio of mortgage assets will provide a relatively stable source of revenues and will contribute a significant portion of our earnings in 2005.

We originate and purchase primarily first mortgage products nationwide. We focus on lending to individuals whose borrowing needs are generally not fulfilled by traditional financial institutions because they do not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers. We originate and purchase loans on the basis of the borrower’s ability to repay the mortgage loan, the borrower’s historical pattern of debt repayment and the amount of equity in the borrower’s property, as measured by the borrower’s loan-to-value ratio, or LTV. We believe we have developed a comprehensive and sophisticated process of credit evaluation and risk-based pricing that allows us to effectively manage the potentially higher credit risks associated with this segment of the mortgage industry.

We have historically sold our loans through both whole loan sales and securitizations. Until 2003, we typically structured those securitizations as sales. Since 2003, we have retained a portion of our loan production for investment on our balance sheet through securitizations structured as financings rather than sales. For 2005, we expect to retain between 20% and 30% of our total loan production for investment on our balance sheet. However, a substantial majority of these investments occurred during the first six months of 2005 and the substantial majority of our whole loan sales will occur during the second half of 2005. Whole loan sales provide greater current period earnings relative to investments in securitizations, which recognize income over time. Given the anticipated timing of our investments in securitizations, we expect that our reported earnings in the second half of 2005 will exceed our reported earnings in the first half of 2005.

We converted to a REIT in 2004 because we believe that the REIT structure provides the most tax-efficient way to hold mortgage loans on our balance sheet. We expect that we will continue to increase the size of our on-balance sheet mortgage loan portfolio, producing more diverse revenues across a variety of interest rate environments. We intend to evaluate, from time to time, whether we should engage in various capital raising activities, which may include offerings of debt, preferred stock, common stock or equity-linked securities.

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

Executive Summary

In the fourth quarter of 2004, we began operating our business as a REIT and began deploying the $770.0 million of capital we raised to establish a portfolio of mortgage assets. One of our primary objectives for the first six months of 2005 was to continue to grow our REIT portfolio of mortgage loans. During the first six months of 2005, we completed $8.9 billion of securitizations structured as financings at the REIT, increasing the balance of the REIT mortgage loans held for investment portfolio to $15.3 billion at June 30, 2005. The combination of the REIT and TRS mortgage loan portfolios resulted in a total mortgage loans held for investment portfolio of $18.5 billion at June 30, 2005.

We expect that a majority of our income will come from the interest we earn on the mortgage assets we hold for investment. We will supplement that income with earnings from our taxable REIT subsidiaries, which will continue to originate, service and sell mortgage loans.

Overview

Currently, there are two key components to our business: (i) our mortgage loan portfolio held by our REIT, our qualified REIT subsidiaries and our taxable REIT subsidiaries, and (ii) our origination, sales activities, and servicing conducted through our taxable REIT subsidiaries.

REIT and TRS Mortgage Loan Portfolios

The largest component of our revenue is derived from the income we earn on our portfolio of mortgage loans held for investment, which totaled $18.5 billion at June 30, 2005.

During 2003, we shifted our strategy to address the cyclical nature of our earnings with the goal of generating a more stable long-term earnings stream. Our principal strategy to achieve this goal is to hold loans on our balance sheet. Because our credit facilities are short-term in nature and generally do not allow loans to be financed through the facility for longer than 180 days, a securitization structure offers the most attractive means to finance loans on our balance sheet. To support the goal of matching the timing of cash flows with the recognition of earnings on our loans, during 2003 we began to structure our securitizations as financings rather than sales. We make an initial cash investment so that the securitization trusts begin to return cash flow to us beginning in the first month following securitization. Therefore, we require cash and capital to make an initial investment, as well as to support the loans on our balance sheet. During 2003 and 2004, we retained between 20% to 25% of our loan production through securitizations. During the first six months of 2005, we retained approximately 37% of our loan production to support our balance sheet strategy to deploy the capital raised in 2004 by growing our portfolio of mortgage loans held for investment. For the year of 2005, we expect to retain between 20% and 30% of our total loan production.

Our portfolio of mortgage loans held for investment generally consists of a representative cross-section of our overall production volume. This portfolio earns net interest income over its life, which is generally three years, on a weighted-average basis. The net interest income we earn from our portfolio is influenced by a variety of factors, including the performance of the loans and the level and direction of interest rates.

We measure the performance of the loans by monitoring prepayment rates and credit losses. Faster prepayments reduce the weighted average life of the portfolio, reducing net interest income. Cumulative credit losses, which we generally assume to be approximately 3% of the original balance of the loans, also reduce net interest income.

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

The operating margin of our origination franchise has three components: (i) net interest income; (ii) gain on sale of mortgage loans; and (iii) loan origination or acquisition costs. We use the operating margin as our principal metric to measure the value of our origination franchise.

Net interest income on mortgage loans held for sale—We typically hold our mortgage loans held for sale for an average period of 30 to 45 days before they are sold in the secondary market or securitized. During that time, we earn the coupon rate of interest paid by the borrower and we pay interest to the lenders that provide our financing facilities. During 2004, the difference between these interest rates was approximately 4.7%. During the six months ended June 30, 2005, the margin decreased to 3.0% as short-term rates have increased more rapidly than our average coupon rates. We manage the timing of our sales to optimize the net interest income we earn on the loans, while preserving the ability to sell the loans at the maximum price.

Gain on sale of mortgage loans—Gain on sale of mortgage loans is affected by the condition of the secondary market for our loans. During the latter half of 2004 and the first six months of 2005, as interest rates began to rise, the underlying factors that affect secondary market pricing remained somewhat stable. However, as short-term rates rose faster than long-term rates (a flatter yield curve), the prices we received for our loans began to decline relative to historic levels. Further, due to competitive pressures we have not raised the interest rates we charge our borrowers consistently with increases in the overall interest rate environment, reducing gain on sale margins in the first six months of 2005 compared to the first six months of 2004. We expect the gain on sale of mortgage loans to remain at lower margins, similar to the margins during first six months of 2005. During the first six months of 2005, we completed a $989.2 million fixed-rate securitization structured as a sale which resulted from an opportunity to match fixed-rate assets with fixed-rate liabilities. We may continue to utilize securitizations structured as sales in the second half of 2005 in order to maximize the secondary market value of our production.

Loan origination or acquisition cost—We also measure and monitor the cost to originate our loans. We typically refer to this as our loan acquisition costs. Loan acquisition costs include the fees paid to wholesale brokers and correspondents, direct loan origination costs, including commissions and corporate overhead costs, less points and fees received from borrowers, divided by total production volume. Loan acquisition costs do not include profit-based compensation, servicing division overhead, parent company expenses and startup operations. During the year of 2004 and through the first quarter of 2005, our loan acquisition costs remained relatively stable and generally fluctuated inversely with our production volume. As a result of the competitive environment and its impact on the value of our loans, we began implementing cost-cutting measures designed to reduce our loan acquisition costs. The cost-cutting measures we implemented in the first quarter of 2005, which included changes in production costs, controlling growth in non-sales overhead and a greater focus on discretionary spending, as well as increased production during the three months ended June 30, 2005, have resulted in a significant reduction of our loan acquisition costs during the second quarter of 2005.

These two components of our business account for most of our operating revenues and expenses. Our origination platform provides the source of the loan volume to conduct both parts of our business.

Loan Originations and Purchases

As of June 30, 2005, our Wholesale Division operated through 27 regional operating centers. Our Wholesale Division originated or purchased $21.2 billion in loans during the six months ended June 30, 2005. As of June 30, 2005, our Retail Division originated loans through 76 sales offices, including our centralized telemarketing unit. Our Retail Division originated $2.5 billion in loans during the six months ended June 30, 2005.

During the six months ended June 30, 2005, approximately $12.4 billion, or 52.5%, of our mortgage loan production consisted of cash-out refinancings, where the borrowers refinanced their existing mortgages and received cash representing a portion of the equity in their homes. For the same period, approximately $9.2 billion, or 38.9%, of our mortgage loan production consisted of home purchase finance loans. The remainder of our mortgage production, $2.0 billion, or 8.6%, consisted of transactions in which borrowers refinanced their existing mortgages to obtain a better interest rate, a lower payment or different loan maturity, or rate and term refinance transactions. For the six months ended June 30, 2004, total originations consisted of $12.9 billion, or 62.1%, of cash-out refinancings, $6.7 billion, or 32.4%, of home purchase financings, and $1.1 billion, or 5.5%, of rate and term refinance transactions. Market and economic conditions, as well as our focus on increasing our home purchase business, have resulted in the shift in mix between cash-out refinancings and our home purchase business. We believe that our current rate of business is sustainable and that our origination strategies and initiatives are consistent with that belief. If we are successful in maintaining this mix, we believe our exposure to interest rate cyclicality will be somewhat reduced.

We have experienced considerable growth of our interest-only product. During the six months ended June 30, 2005, originations of interest-only loans totaled $7.8 billion, or 33.0%, of total originations. Interest-only originations during the six months ended June 30, 2004 totaled $3.5 billion, or 16.9%, of total originations during the period. We believe our stricter underwriting guidelines and the stronger credit characteristics of these loans mitigate their perceived higher risk.

For the six months ended June 30, 2005, full documentation loans as a percentage of originations totaled $12.3 billion, or 52.1%, limited documentation loans totaled $923.0 million, or 3.9%, and stated documentation loans totaled $10.4 billion, or 44.0%. Full documentation loans generally require applicants to submit two written forms of verification of stable income for at least 12 months. Limited documentation loans generally require applicants to submit 12 consecutive monthly bank statements on their individual bank accounts. Stated income documentation loans are based upon stated monthly income if the applicant meets certain criteria. For the six months ended June 30, 2004, full documentation loans as a percentage of total originations totaled $10.9 billion, or 52.9%, limited documentation loans totaled $978.0 million, or 4.7%, and stated documentation loans totaled $8.8 billion, or 42.4%. Generally, economic and market conditions determine product mix, including product introductions and offerings by competitors. As these factors change, product mix, including required documentation, fluctuates as well. We designed our underwriting standards and quality assurance programs to insure that loan quality is consistent and meets our guidelines, even as the documentation type mix varies.

The following table sets forth selected information relating to loan originations and purchases during the periods shown (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Wholesale originations	$12,131,216	11,086,242	21,204,705	18,781,248
Retail originations	1,312,954	1,169,625	2,491,032	1,910,975

Total originations	13,444,170	12,255,867	23,695,737	20,692,223
Fixed-rate mortgages	3,032,998	4,333,968	5,359,577	6,659,613
Adjustable-rate mortgages:
Traditional	5,331,874	5,386,726	10,515,293	10,534,808
Interest Only	5,079,298	2,535,173	7,820,867	3,497,802

Total originations	13,444,170	12,255,867	23,695,737	20,692,223
Purchases	5,602,698	4,218,979	9,226,655	6,703,353
Refinances:
Cash-out refinances	6,695,743	7,368,344	12,441,653	12,850,155
Rate/term refinances	1,145,729	668,544	2,027,429	1,138,715

Total originations	13,444,170	12,255,867	23,695,737	20,692,223
Full documentation	7,150,722	6,461,693	12,349,786	10,947,098
Limited documentation	353,661	546,921	922,591	978,213
Stated documentation	5,939,787	5,247,253	10,423,360	8,766,912

Total originations	$13,444,170	12,255,867	23,695,737	20,692,223
Average principal balance of loans originated	$180	175	180	172
Weighted average FICO score of loans originated	632	634	630	628
Percent of loans secured by first mortgages	93.8%	96.2%	94.5%	96.5%
Weighted average LTV ratio(1)	81.5%	80.7%	81.3%	81.1%
Weighted average interest rates:
Fixed-rate mortgages - initial rate	7.8%	6.9%	7.7%	7.0%
Adjustable-rate mortgages - initial rate	7.1%	6.8%	7.1%	6.8%
Adjustable-rate mortgages - margin over index	5.7%	5.5%	5.7%	5.5%
Total originations	7.2%	6.8%	7.2%	6.9%
Percentage of loans originated in top two credit grades	90.3%	87.3%	89.0%	86.0%
Percentage of loans originated in bottom two credit grades	2.1%	2.7%	2.5%	3.0%

(1)	Weighted average LTV is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.

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

Since the first quarter of 2003, we have structured all but one of our securitizations as financings rather than sales. Such structures do not result in gain on sale at the time of the transaction, but rather yield interest income as the payments on the underlying mortgages are received. The following table sets forth secondary marketing transactions for the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Premium whole loan sales	$5,933,841	46.0%	$6,403,993	62.5%	$12,385,139	55.3%	$13,713,146	78.0%
Securitizations structured as sales (1)	989,221	7.7%	337,148	3.3%	989,221	4.4%	337,148	1.9%

Total premium sales	6,923,062	53.7%	6,741,141	65.8%	13,374,360	59.7%	14,050,294	79.9%
Discounted whole loan sales	80,878	0.6%	50,153	0.5%	146,444	0.7%	90,675	0.5%

Total sales	7,003,940	54.3%	6,791,294	66.3%	13,520,804	60.4%	14,140,969	80.4%
Securitizations structured as financings	5,890,404	45.7%	3,457,776	33.7%	8,881,728	39.6%	3,457,776	19.6%

Total secondary market transactions	$12,894,344	100.0%	$10,249,070	100.0%	$22,402,532	100.0%	$17,598,745	100.0%

(1)	During the six months ended June 30, 2004 we completed a $337.1 million securitization structured as a sale, related to our investment in Carrington Mortgage Credit Fund I, LP.

Whole Loan Sales

During the three months ended June 30, 2005, whole loans sales and securitizations structured as sales accounted for $7.0 billion, or 54.3%, of our total secondary market transactions. The weighted average premiums received on whole loans sales was 2.28% of the original principal balance of the loans sold, including certain hedge gains and premiums received for servicing rights for the three months ended June 30, 2005. For the same period in 2004, whole loans sales and securitizations structured as sales accounted for $6.8 billion, or 66.3%, of our total secondary market transactions and the weighted average premiums received was 4.27%, including premiums received for servicing rights. During the six months ended June 30, 2005, whole loans sales and securitizations structured as sales accounted for $13.5 billion, or 60.4%, of our total secondary market transactions. The weighted average premiums received on whole loans sales was 2.63% of the original principal balance of the loans sold, including certain hedge gains and premiums received for servicing rights for the six months ended June 30, 2005. For the same period in 2004, whole loans sales and securitizations structured as sales accounted for $14.1 billion, or 80.4%, of our total secondary market transactions and the weighted average premiums received was 4.04%, including premiums received for servicing rights. No hedge gains related to whole loans sales were recognized in 2004. The underlying factors that affect secondary market pricing have remained somewhat stable. However, as short-term interest rates have risen faster than long-term interest rates (a flatter yield curve), the prices we received for our loans began to decline relative to historic levels. Further, we have not raised the interest rates we charge our borrowers consistent with increases in the overall interest rate environment, reducing gain on sale margins in the three and six months ended June 30, 2005 compared to the same periods in 2004.

Securitizations Structured as Financings

During the three months ended June 30, 2005, we completed two securitizations totaling $5.9 billion, and during the six months ended June 30, 2005, we completed three securitizations totaling $8.9 billion, which we structured as financings for accounting purposes under Statement of Financial Accounting Standards No. 140, or SFAS 140. The “portfolio-based” accounting treatment for securitizations structured as financings and recorded on-balance sheet is designed to more closely match the recognition of income with the receipt of cash payments. Because we do not record gain on sale revenue in the period in which the securitization structured as a financing occurs, the use of such portfolio-based accounting structures will result in lower income in the period in which the securitization occurs than would a traditional securitization structured as a sale. However, the recognition of income as interest payments are received on the underlying mortgage loans is expected to result in higher income recognition in future periods than would a securitization structured as a sale. During the six months ended June 30, 2004, we completed two securitizations totaling $3.5 billion, which we structured as financings. The increase in securitizations structured as financings in 2005 is the result of our strategy to retain more of our volume on our balance sheet in order to grow our REIT portfolio.

Securitizations Structured as Sales

During the six months ended June 30, 2005, we completed a $989.2 million securitization structured as a sale resulting in a gain on sale of $21.2 million. During the six months ended June 30, 2004, we completed a $337.1 million securitization structured as a sale, related to our investment in Carrington Mortgage Credit Fund I, LP (described below). Purchasers of securitization bonds and certificates have no recourse against our other assets, other than the assets of the trust. The value of our retained interests is subject to credit, prepayment and interest rate risk on the transferred financial assets.

In the first quarter of 2004, we invested $2.0 million in Carrington Capital Management, LLC (the “LLC”) and $25 million in Carrington Mortgage Credit Fund I, LP (“Carrington”), which is sponsored by the LLC. Carrington acquires individual and pooled single-family residential subprime loans and securitizes them in transactions structured as sales. Carrington then sells certain securities to the mortgage-backed securities market and retains other securities for investment. Carrington may acquire additional assets (including regular and residual interests, whole loans, participation certificates, grantor trust and trust certificates, warehousing and servicing interests) in either the primary or secondary markets. As of June 30, 2004, we were the majority investor in Carrington, requiring us to consolidate Carrington’s results in our financial statements for financial reporting purposes. In May 2004, Carrington executed a securitization transaction structured as a sale rather than a financing, resulting in the addition of a residual interest totaling $35.7 million. Further, as the securitization was a sale to third parties, we recognized a gain of $13.5 million, which represents the premium paid to us by Carrington to acquire the pool of loans to securitize. This premium was based on market rates for similar transactions at the time of execution. During the fourth quarter of 2004 and through June 30, 2005, Carrington raised additional capital, reducing our ownership position as of June 30, 2005 to approximately 9%. Therefore, as of June 30, 2005, we include Carrington in our financial statements as an equity investment.

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

On a quarterly basis, we review the underlying assumptions to value each residual interest and adjust the carrying value of the securities based on actual experience and industry trends. To determine the residual asset value, we project cash flow for each security. To project cash flow, we use base assumptions for the constant prepayment rate, or CPR, and losses for each product type based on historical performance. We update each security to reflect actual performance to date and we adjust base assumptions for CPR and losses based on historical experience to project performance of the security from that date forward. We then use the LIBOR forward curve to project future interest rates and compute cash flow projections for each security. We then discount the projected cash flows at a rate commensurate with the risk involved. At June 30, 2005, we used discount rates of 12% for residual interests and 14% for residual interests through net interest margin security, or NIMS, transactions.

During the six months ended June 30, 2005 and 2004, as a result of our quarterly evaluation of the residual interests, we recorded a $4.4 million decrease and a $6.8 million increase in the fair value of the residual assets, respectively, which is included as a component of gain on sale of mortgage loans. These fair value adjustments represent the change in the estimated present value of future cash flows from the residual interests. During the second quarter of 2005, changes in the prepayment assumptions on certain loans underlying our residual interests resulted in a reduction in fair value of $3.1 million, which is recorded in gain on sale of mortgage loans.

Discounted Loan Sales

During the three and six months ended June 30, 2005, we sold $80.9 million and $146.4 million, respectively, in loans at a discount to their outstanding principal balance. These loans consisted of repurchased loans, loans with documentation defects or loans that whole loan buyers rejected because of certain characteristics. For the three and six months ended June 30, 2004, discounted sales totaled $50.2 million and $90.7 million, respectively. On a percentage basis, discounted sales increased from 0.5% of total secondary market transactions for the three months ended June 30, 2004 to 0.6% for the three months ended June 30, 2005. On a percentage basis, discounted sales increased from 0.5% of total secondary market transactions for the six months ended June 30, 2004 to 0.7% for the six months ended June 30, 2005. The severity of the discount decreased from 7.2% for the three months ended June 30, 2004 to 5.5% for the three months ended June 30, 2005. The severity of the discount decreased from 7.4% for the six months ended June 30, 2004 to 3.9% for the six months ended June 30, 2005, as a result of a stronger and more active secondary market for these types of loans as well as the characteristics of the mortgage loans being sold.

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

The allowance for losses on mortgage loans held for investment as a percentage of mortgage loans held for investment as of June 30, 2005 was approximately 0.79% of the unpaid principal balance of the loans compared to 0.73% as of December 31, 2004.

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

The Annual Percentage Rate, or APR, on the mortgage loans is relatively high in comparison to the pass-through rate on the certificates. Accordingly, the residuals described above are a significant asset. In determining the value of the residuals, we estimate the future rate of prepayments, prepayment penalties that we will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. We estimate average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.65% to 4.62% for adjustable-rate securities and 1.44% to 5.13% for fixed-rate securities. We base these estimates on historical loss data for the loans, the specific characteristics of the loans and the general economic environment. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.75% at June 30, 2005. We estimate prepayments by evaluating historical prepayment performance of our loans and the impact of current trends. We use a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). These prepayment curve and default estimates have resulted in weighted average lives of between 2.28 to 2.57 years for our adjustable-rate securities and 2.44 to 3.49 years for our fixed-rate securities.

During the six months ended June 30, 2005, the residuals provided us with $12.2 million in net cash flow. We perform an evaluation of the residuals quarterly, taking into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. During the three months ended June 30, 2005, we increased our prepayment rate assumptions based upon actual performance and made minor adjustments to certain other assumptions, resulting in a $3.1 million decrease in the fair value for the quarter that is recorded as a reduction to the gain on sale of mortgage loans.

During the quarter ended June 30, 2005, we completed a $989.2 million securitization structured as a sale resulting in a gain on sale of $21.2 million. In addition, our retained interest was $6.2 million.

The bond and certificate holders and their securitization trusts have no recourse to us for failure of mortgage loan borrowers to pay when due. Our residuals are subordinate to the bonds and certificates until the bond and certificate holders are fully paid.

We are party to various transactions that have an off-balance sheet component. In connection with our off-balance sheet securitization transactions, there were $1.8 billion in loans owned by the off-balance sheet trusts as of June 30, 2005. The trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to us in the event that the loans in the various trusts do not perform as expected. Because these trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, we have included only our residual interest in these loans on our balance sheet. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these residual assets.

Allowance for Repurchase Losses

The allowance for repurchase losses on loans sold relates to expenses incurred due to the potential repurchase of loans or indemnification of losses based on alleged violations of representations and warranties that are customary to the business. Generally, repurchases are required within 90 days from the date the loans are sold. Occasionally, we may repurchase loans after 90 days have elapsed. Provisions for losses are charged to gain on sale of loans and credited to the allowance while actual losses are charged to the allowance. As of June 30, 2005 and December 31, 2004, approximately $6.9 billion and $7.9 billion, respectively, were subject to repurchase, representing loans sold during the second quarter of 2005 and the fourth quarter of 2004.

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

Income Taxes

Commencing in 2004, we have operated so as to qualify as a REIT for federal income tax purposes and are not generally required to pay federal and most state income taxes if we meet the REIT requirements of the Internal Revenue Code of 1986, as amended, or the Code. Also, our subsidiaries that meet the requirements of the Code to be a qualified REIT subsidiary, or a QRS, are not generally required to pay federal and most state income taxes. However, we must recognize income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” (“SFAS 109”) for our taxable REIT subsidiaries, or TRS, whose income is fully taxable at regular corporate rates.

SFAS 109 requires that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of the existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Securitizations Structured as Financings

Since January 1, 2003, we have completed a total of 13 securitizations totaling $23.9 billion structured as financings under SFAS 140.

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

Results of Operations

The following table sets forth our results of operations as a percentage of total net interest income and other operating income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Net interest income	64.4%	37.5%	61.5%	35.9%
Provision for losses on mortgage loans held for investment	(11.7)	(5.2)	(11.1)	(6.0)
Other operating income:
Gain on sale of mortgage loans	44.1	65.1	46.2	67.8
Servicing income	2.1	2.3	2.2	2.2
Other income	1.1	0.3	1.2	0.1

Total net interest income and other operating income	100.0	100.0	100.0	100.0

Total operating expenses	70.3	50.8	69.4	48.2

Earnings before income taxes	29.7	49.2	30.6	51.8

Income taxes	(0.5)	18.2	0.8	21.0

Net earnings	30.2%	31.0%	29.8%	30.8%

As our portfolio of mortgage loans held for investment through securitizations structured as financings increases, a greater percentage of our revenues are derived from interest income and a lesser percentage from gain on sale of loans. Operating expenses in the 2005 periods were higher on a percentage basis than 2004 due to the higher proportion of net interest income in 2005.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Originations and Purchases

The following table sets forth selected information relating to loan originations and purchases during the periods shown (dollars in thousands):

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Wholesale Division	Retail Division	Total	Wholesale Division	Retail Division	Total
Fixed-rate mortgages	$4,278,722	1,080,855	5,359,577	5,699,393	960,220	6,659,613
Adjustable-rate mortgages:
Traditional	9,485,690	1,029,603	10,515,293	9,696,606	838,202	10,534,808
Interest Only	7,440,293	380,574	7,820,867	3,385,249	112,553	3,497,802

Total originations	21,204,705	2,491,032	23,695,737	18,781,248	1,910,975	20,692,223
Purchases	9,097,790	128,865	9,226,655	6,622,609	80,744	6,703,353
Refinances:
Cash-out refinances	10,465,572	1,976,081	12,441,653	11,284,364	1,565,791	12,850,155
Rate/term refinances	1,641,343	386,086	2,027,429	874,275	264,440	1,138,715

Total originations	21,204,705	2,491,032	23,695,737	18,781,248	1,910,975	20,692,223
Full documentation	10,556,976	1,792,810	12,349,786	9,523,346	1,423,752	10,947,098
Limited documentation	834,233	88,358	922,591	877,078	101,135	978,213
Stated documentation	9,813,496	609,864	10,423,360	8,380,824	386,088	8,766,912

Total originations	21,204,705	2,491,032	23,695,737	18,781,248	1,910,975	20,692,223

Average principal balance of loans originated	$185	149	180	176	142	172
Weighted average FICO score of loans originated	632	613	630	630	610	628
Weighted average LTV ratio(1)	81.6%	78.7%	81.3%	81.3%	78.6%	81.1%
Weighted average interest rates:
Fixed-rate mortgages	7.9%	6.9%	7.7%	7.1%	6.6%	7.0%
Adjustable-rate mortgages - initial rate	7.1%	7.2%	7.1%	6.8%	6.8%	6.8%
Adjustable-rate mortgages - margin over index	5.7%	5.8%	5.7%	5.5%	5.7%	5.5%
Total originations	7.2%	7.1%	7.2%	6.9%	6.7%	6.9%

(1)	Weighted average LTV is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.

We originated and purchased $23.7 billion in loans for the six months ended June 30, 2005, compared to $20.7 billion for the six months ended June 30, 2004. Wholesale loan originations and purchases were $21.2 billion, representing 89.5% of total originations and purchases for the six months ended June 30, 2005. Retail loan originations were $2.5 billion, representing 10.5% of total originations and purchases for the six months ended June 30, 2005. For the same period in 2004, wholesale and retail originations and purchases totaled $18.8 billion and $1.9 billion, respectively, representing 90.8% and 9.2%, respectively, of total originations and purchases for that period. The increase in originations in 2005 was primarily the result of incremental volume generated by our growth strategies, as well as our strategy to price competitively within our market in the face of a rising interest rate environment. The increase in the percentage of total business originated by our retail franchise is consistent with our initiative to expand our presence in the retail market. In May 2004, we acquired the rights to Home123®, a new brand identity and customer value proposition for our Retail Division. The Home123 brand rollout began in early 2005 with Internet, direct mail and television advertising, and we have transitioned most of our retail-branch offices to the Home123 brand. During the six months ended June 30, 2005, originations of interest-only loans totaled $7.8 billion, or 33.0%, of total originations. Interest-only originations during the six months ended June 30, 2004 totaled $3.5 billion, or 16.9%, of total originations during the period.

Traditionally, the subprime mortgage market has focused on cash-out refinancings and home purchase business, rather than interest rate-driven refinancings. As a result, the subprime market segment has historically been less interest rate sensitive, and therefore less volatile, than the prime mortgage market.

Secondary Market Transactions

Total secondary market transactions increased to $22.4 billion for the six months ended June 30, 2005, from $17.6 billion for the corresponding period in 2004, an increase of 27.3%. This increase was primarily the result of higher production volume in 2005 as compared to 2004. Total loan sales for the six months ended June 30, 2005 was $13.5 billion, compared to $14.1 billion for the six months ended June 30, 2004. Total loans sold through securitizations structured as financings for the six months ended June 30, 2005 was $8.9 billion, compared to $3.5 billion for the six months ended June 30, 2004. The decrease in whole loan sales and increase in securitizations is consistent with our goal of growing our portfolio of mortgage loans held for investment at the REIT during 2005.

Interest Income

Interest income increased by 118.4% to $752.0 million for the six months ended June 30, 2005, compared to $344.3 million for the same period in 2004. This increase was primarily the result of higher average balances of mortgage loans held for investment and held for sale in addition to an increase in the weighted average interest rates of the mortgage loans during 2005. The average balance on mortgage loans held for investment increased by $10.7 billion to $15.9 billion for the six months ended June 30, 2005, compared to $5.1 billion for the same period in 2004. The weighted average interest rate increased from 6.91% for the six months ended June 30, 2004 to 7.11% for the six months ended June 30, 2005. The average balance on mortgage loans held for sale increased by $0.5 billion to $5.1 billion for the six months ended June 30, 2005, compared to $4.6 billion for the same period in 2004. The weighted average interest rate increased from 6.83% for the six months ended June 30, 2004 to 6.88% for the six months ended June 30, 2005. The increase in mortgage loans held for investment and held for sale in 2005 was the result of higher overall loan production volume coupled with our strategy to retain a larger portion of our mortgage loan production on our balance sheet in connection with our conversion to a REIT.

Interest Expense

Interest expense increased by 208.7% to $380.6 million for the six months ended June 30, 2005, from $123.3 million for the same period in 2004. This increase was the result of higher average outstanding balances on our financing on mortgage loans held for investment and credit facilities due to greater loan production volume, as well as an increase in the associated financing costs, consistent with increases in the overall interest rate environment. The average balance on the financing on mortgage loans held for investment increased by $10.4 billion to $15.6 billion for the six months ended June 30, 2005, compared to $5.1 billion for the same period in 2004. The weighted average interest rate increased from 2.59% for the six months ended June 30, 2004 to 3.58% for the six months ended June 30, 2005. The average balance on the credit facilities increased by $0.5 billion to $5.0 billion for the six months ended June 30, 2005, compared to $4.5 billion for the same period in 2004. The weighted average interest rate increased from 2.22% for the six months ended June 30, 2004 to 3.91% for the six months ended June 30, 2005.

The following table presents for the years indicated:

•	the average balance of our mortgage loans held for investment, held for sale, cash, and the liabilities financing our assets;

•	the average interest rates earned or paid;

•	the actual amount of interest income and expense; and

•	the overall interest margin earned on our balance sheet.

Interest-earning asset and interest-bearing liability balances used in the calculation represent annual average balances computed using the average of each month’s daily average balance during the six months ended June 30, 2005 and 2004 (dollars in thousands):

	Six Months Ended June 30,
	2005			2004
	Average Balance	Avg. Yield	Income	Average Balance	Avg. Yield	Income
Interest-earning assets:
Mortgage loans held for sale	$5,088,122	6.88%	$175,029	$4,631,241	6.83%	$158,063
Mortgage loans held for investment	15,859,594	7.11%	563,547	5,120,835	6.91%	176,809
Residual interests in securitizations	144,990	10.93%	7,927	173,624	10.78%	9,358
Cash and investments	916,903	1.18%	5,429	237,826	0.03%	33

Total	$22,009,609	6.83%	$751,932	$10,163,526	6.77%	$344,263

	Average Balance	Avg. Cost	Expense	Average Balance	Avg. Cost	Expense
Interest-bearing liabilities:
Credit facilities	$4,968,269	3.91%	$97,056	$4,471,912	2.22%	$49,686
Financing on mortgage loans held for investment (1)	15,557,646	3.58%	278,366	5,131,754	2.59%	66,415
Convertible senior notes	5,498	4.47%	123	210,000	4.05%	4,250
Notes payable	34,134	5.21%	890	23,780	5.32%	632
Other interest (2)	—	0.00%	4,201	—	0.00%	2,287

Total	$20,565,547	3.70%	$380,636	$9,837,446	2.51%	$123,270

Net interest spread/income		3.13%	$371,296		4.26%	$220,993

(1)	Includes impact of derivative instruments accounted for as hedges.
(2)	Other interest is comprised of interest related costs associated with our servicing operation.

The table below shows the changes in our net interest income as a function of both interest rates and volumes of our interest-earning assets and our interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes attributable to:

•	changes in volume—changes in volume multiplied by comparative period rate;

•	changes in rate—changes in rate multiplied by comparative period volume; and

•	changes in rate/volume—changes in rate multiplied by changes in volume.

	Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004 Changes Due To
	Volume	Rate	Rate/ Volume	Net
	(dollars in thousands)
Interest income:
Mortgage loans held for sale	$15,593	1,250	123	16,966
Mortgage loans held for investment	370,781	5,152	10,805	386,738
Residual interests in securitizations	(1,543)	134	(22)	(1,431)
Cash and investments	94	1,375	3,927	5,396

Change in interest income	$384,925	7,911	14,833	407,669

Interest expense:
Credit facilities	$5,515	37,674	4,181	47,370
Financing on mortgage loans held for investment	134,932	25,405	51,614	211,951
Convertible senior notes	(4,139)	448	(436)	(4,127)
Notes payable	275	(12)	(5)	258
Other borrowings	1,914	—	—	1,914

Change in interest expense	138,497	63,515	55,354	257,366

Change in net interest income	$246,428	(55,604)	(40,521)	150,303

Provision for losses on mortgage loans held for investment

We establish an allowance for loan losses based on our estimate of losses inherent and probable in our portfolio as of our balance sheet date. The allowance for losses on mortgage loans held for investment increased to $145.6 million as of June 30, 2005 from $90.2 million as of December 31, 2004, due to the increase in the portfolio of mortgage loans held for investment and the related provision for loan losses of $67.1 million for the six months ended June 30, 2005. The provision for loan losses for the six months ended June 30, 2004 was $37.0 million. Mortgage loans held for investment grew from $13.2 billion at December 31, 2004 to $18.5 billion at June 30, 2005.

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	Six Months Ended June 30,
	2005	2004
Beginning balance	$90,227	26,251
Additions	67,113	36,981
Charge-offs	(11,775)	(1,925)

	$145,565	61,307

Non-Performing Assets

Non-performing assets consist of loans on which we have ceased accruing interest. At June 30, 2005, we had mortgage loans held for sale of approximately $31.3 million on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $1.2 million for the six months ended June 30, 2005. At June 30, 2005, we had mortgage loans held for investment of approximately $319.5 million on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $13.6 million for the six months ended June 30, 2005.

Other Operating Income

Gain on sale—Gain on sale of loans decreased from $417.0 million for the six months ended June 30, 2004 to $278.5 million for the six months ended June 30, 2005, a 33.2% decrease. The decrease in gain on sale of loans was primarily the result of a reduction in net execution from 4.04% for the six months ended June 30, 2004 to 2.61% for the same period in 2005. A small reduction in the loan sale volume, from $14.1 billion for the six months ended June 30, 2004 to $13.5 billion for the same period in 2005, also contributed to the decrease. Net execution represents the premium paid to us by third-party investors in whole loan sale transactions. Net execution does not include premiums we pay to originate the loans, fair value adjustments or net deferred origination fees, components of the gain on sale calculation. Each of the components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

	Six Months Ended June 30,
	2005	2004
Cash gain from loan sale transactions	$302,478	554,061
Gain from securitization of loans	19,473	13,452
Non-cash gain from servicing asset	35,419	—
Securitization expenses	(1,947)	—
Accrued interest	(4,992)	—
Provision for repurchase losses	(6,072)	(3,184)
Fair value adjustment of residual securities	(4,419)	(6,770)
Non-refundable loan fees (1)	130,037	104,591
Premiums paid (2)	(126,835)	(131,460)
Origination costs	(69,400)	(114,700)
Hedging gains (losses)	4,714	1,037

Gain on sale of mortgage loans	$278,456	417,027

(1)	Non-refundable loan fees represent points and fees collected from borrowers.
(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Servicing income—Servicing income was $13.4 million for the six months ended June 30, 2005, compared to $13.6 million for the six months ended June 30, 2004. This decrease was due primarily to a larger balance of loans serviced for others on an interim basis during the six months ended June 30, 2004 compared to the six months ended June 30, 2005. We only receive servicing fees on the loans that are sold on a servicing-retained basis and the loans serviced for others on an interim basis pending transfer to investors.

As of June 30, 2005, the balance of our mortgage loan servicing portfolio was $32.6 billion, which included $17.1 billion of mortgage loans held for investment, $6.0 billion of mortgage loans held for sale, $5.7 billion of mortgage loans with retained servicing rights, and $3.8 billion of mortgage loans interim serviced pending transfer to the permanent investor. As of June 30, 2004, the balance of our mortgage loan servicing portfolio was $20.9 billion, which included $9.1 billion of mortgage loans held for investment, $4.8 billion of mortgage loans held for sale, $0.6 billion of mortgage loans with retained servicing rights, and $6.4 billion of mortgage loans interim serviced pending transfer to the permanent investor.

Other Operating Expenses

Expenses increased in all categories by $122.0 million, or 41.1%, to $418.7 million for the six months ended June 30, 2005, compared to $296.7 million for the same period in 2004. These increases were due primarily to increases in production volume for the six months ended June 30, 2005, since most of our expenses are variable in nature and generally trend to our volume. In addition, while overall production only increased 14.5%, retail production volume grew by 30.4%, which is more labor intensive than wholesale production.

Personnel expenses increased by $86.6 million, or 45.6%, to $276.6 million for the six months ended June 30, 2005, compared to $190.0 million for the same period in 2004. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses that are variable expenses dependent upon loan production volume and profits. Employee headcount increased from 4,624 at June 30, 2004 to 5,318 at June 30, 2005, an increase of 15.0%. Total production for the six months ended June 30, 2005 was $23.7 billion compared to $20.7 billion for the same period in 2004, an increase of 14.5%. The remainder of the increase was due to growth in retail production, our servicing platform and the mortgage loan portfolio.

Advertising and promotion expense increased by $11.3 million, or 38.7%, to $40.5 million for the six months ended June 30, 2005, compared to $29.2 million for the same period in 2004. This increase was primarily due to the increase in total production volume for the six months ended June 30, 2005, the development and rollout of the Home123 brand for retail, and the rollout of our New Shade of Blue Chip corporate branding campaign. Retail production volume for the six months ended June 30, 2005 increased by 30.4% and, because advertising expense is disproportionately weighted to the retail franchise, the increase in advertising expense was higher than the overall increase in production volume.

Income Taxes

Income taxes decreased to $4.7 million for the six months ended June 30, 2005 from $129.2 million for the comparable period in 2004. This decrease was due to a lower effective tax rate as a result of our conversion to a REIT in October of 2004, whereby $209.2 million of our pretax income was attributable to the REIT and is not subject to income tax.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Originations and Purchases

The following table sets forth selected information relating to loan originations and purchases during the periods shown (dollars in thousands):

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Wholesale Division	Retail Division	Total	Wholesale Division	Retail Division	Total
Fixed-rate mortgages	$2,470,731	562,267	3,032,998	3,695,861	638,107	4,333,968
Adjustable-rate mortgages:
Traditional	4,821,767	510,107	5,331,874	4,929,345	457,381	5,386,726
Interest Only	4,838,718	240,580	5,079,298	2,461,036	74,137	2,535,173

Total originations	12,131,216	1,312,954	13,444,170	11,086,242	1,169,625	12,255,867
Purchases	5,520,294	82,404	5,602,698	4,163,822	55,157	4,218,979
Refinances:
Cash-out refinances	5,662,168	1,033,575	6,695,743	6,407,622	960,722	7,368,344
Rate/term refinances	948,754	196,975	1,145,729	514,798	153,746	668,544

Total originations	12,131,216	1,312,954	13,444,170	11,086,242	1,169,625	12,255,867
Full documentation	6,174,424	976,298	7,150,722	5,585,479	876,214	6,461,693
Limited documentation	327,978	25,683	353,661	487,906	59,015	546,921
Stated documentation	5,628,814	310,973	5,939,787	5,012,857	234,396	5,247,253

Total originations	$12,131,216	1,312,954	13,444,170	11,086,242	1,169,625	12,255,867

Average principal balance of loans originated	$184	152	180	179	145	175
Weighted average FICO score of loans originated	634	615	632	636	617	634
Weighted average LTV ratio(1)	81.8%	78.9%	81.5%	81.0%	78.0%	80.7%
Weighted average interest rates:
Fixed-rate mortgages	8.0%	6.9%	7.8%	7.0%	6.5%	6.9%
Adjustable-rate mortgages - initial rate	7.1%	7.2%	7.1%	6.8%	6.7%	6.8%
Adjustable-rate mortgages - margin over index	5.7%	5.8%	5.7%	5.5%	5.6%	5.5%
Total originations	7.3%	7.1%	7.2%	6.9%	6.6%	6.8%

(1)	Weighted average LTV is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.

We originated and purchased $13.4 billion in loans for the three months ended June 30, 2005, compared to $12.3 billion for the three months ended June 30, 2004. Wholesale loan originations and purchases were $12.1 billion, representing 90.2% of total originations and purchases for the three months ended June 30, 2005. Retail loan originations were $1.3 billion, representing 9.8% of total originations and purchases for the three months ended June 30, 2005. For the same period in 2004, wholesale and retail originations and purchases totaled $11.1 billion and $1.2 billion, respectively, representing 90.5% and 9.5%, respectively, of total originations and purchases for that period. The increase in originations in 2005 was primarily the result of incremental volume generated by our growth strategies, as well as our strategy to price competitively within our market in the face of a rising interest rate environment. The increase in the percentage of total business originated by our retail franchise is consistent with our initiative to expand our presence in the retail market. During the three months ended June 30, 2005, originations of interest-only loans totaled $5.1 billion, or 37.8%, of total originations. Interest-only originations during the three months ended June 30, 2004 totaled $2.5 billion, or 20.7%, of total originations during the period.

Traditionally, the subprime mortgage market has focused on cash-out refinancings and home purchase business, rather than interest rate driven refinancings. As a result, the subprime market segment has historically been less interest rate sensitive, and therefore less volatile, than the prime mortgage market.

Secondary Market Transactions

Total secondary market transactions increased to $12.9 billion for the three months ended June 30, 2005, from $10.2 billion for the corresponding period in 2004, an increase of 26.5%. This increase was primarily the result of higher production volume in 2005 as compared to 2004. Total loan sales for the three months ended June 30, 2005 was $7.0 billion compared to $6.8 billion for the three months ended June 30, 2004. Total loans sold through securitizations structured as financings for the three months ended June 30, 2005 was $5.9 billion, compared to $3.5 billion for the three months ended June 30, 2004. The increase in securitizations is consistent with our goal of growing our portfolio of mortgage loans held for investment at the REIT during 2005.

Interest Income

Interest income increased by 120.2% to $420.9 million for the three months ended June 30, 2005, compared to $191.1 million for the same period in 2004. This increase was primarily the result of higher average balances of mortgage loans held for investment and held for sale in addition to an increase in the weighted average interest rates of the mortgage loans during 2005. The average balance on mortgage loans held for investment increased by $12.1 billion to $17.6 billion for the three months ended June 30, 2005, compared to $5.5 billion for the same period in 2004. The weighted average interest rate increased from 7.03% for the three months ended June 30, 2004 to 7.18% for the three months ended June 30, 2005. The average balance on mortgage loans held for sale increased by $0.3 billion to $5.6 billion for the three months ended June 30, 2005, compared to $5.3 billion for the same period in 2004. The weighted average interest rate increased from 6.77% for the three months ended June 30, 2004 to 7.09% for the three months ended June 30, 2005. The increase in mortgage loans held for investment and held for sale in 2005 was the result of higher overall loan production volume coupled with our strategy to retain a larger portion of our mortgage loan production on our balance sheet in connection with our conversion to a REIT.

Interest Expense

Interest expense increased by 224.7% to $218.6 million for the three months ended June 30, 2005, from $67.3 million for the same period in 2004. This increase was the result of higher average outstanding balances on our financing on mortgage loans held for investment and credit facilities due to greater loan production volume, as well as an increase in the associated financing costs, consistent with increases in the overall interest rate environment. The average balance on the financing on mortgage loans held for investment increased by $11.5 billion to $17.1 billion for the three months ended June 30, 2005, compared to $5.6 billion for the same period in 2004. The weighted average interest rate increased from 2.38% for the three months ended June 30, 2004 to 3.76% for the three months ended June 30, 2005. The average balance on the credit facilities was $5.4 billion for the three months ended June 30, 2005 and 2004. The weighted average interest rate increased from 2.22% for the three months ended June 30, 2004 to 4.08% for the three months ended June 30, 2005.

The following table presents for the years indicated:

•	the average balance of our mortgage loans held for investment, held for sale, cash, and the liabilities financing our assets;

•	the average interest rates earned or paid;

•	the actual amount of interest income and expense; and

•	the overall interest margin earned on our balance sheet.

Interest-earning asset and interest-bearing liability balances used in the calculation represent annual average balances computed using the average of each month’s daily average balance during the three months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30,
	2005			2004
	Average Balance	Avg. Yield	Income	Average Balance	Avg. Yield	Income
Interest-earning assets:
Mortgage loans held for sale	$5,574,100	7.09%	$98,830	$5,260,376	6.77%	$89,071
Mortgage loans held for investment	17,596,155	7.18%	315,887	5,544,486	7.03%	97,472
Residual interests in securitizations	143,692	10.86%	3,903	174,722	10.48%	4,578
Cash and investments	946,668	0.95%	2,241	283,722	0.02%	14

Total	$24,260,615	6.94%	$420,861	$11,263,306	6.79%	$191,135

	Average Balance	Avg. Cost	Expense	Average Balance	Avg. Cost	Expense
Interest-bearing liabilities:
Credit facilities	$5,373,567	4.08%	$54,851	$5,364,385	2.22%	$29,743
Financing on mortgage loans held for investment (1)	17,103,624	3.76%	160,646	5,609,493	2.38%	33,430
Convertible senior notes	5,496	4.37%	60	210,000	4.05%	2,126
Notes payable	32,196	5.99%	482	28,957	5.11%	370
Other interest (2)	—	0.00%	2,516	—	0.00%	1,637

Total	$22,514,883	3.88%	$218,555	$11,212,835	2.40%	$67,306

Net interest spread/income		3.06%	$202,306		4.39%	$123,829

(1)	Includes impact of derivative instruments accounted for as hedges.
(2)	Other interest is comprised of interest related costs associated with our servicing operation.

The table below shows the changes in our net interest income as a function of both interest rates and volumes of our interest-earning assets and our interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes attributable to:

•	changes in volume—changes in volume multiplied by comparative period rate;

•	changes in rate—changes in rate multiplied by comparative period volume; and

•	changes in rate/volume—changes in rate multiplied by changes in volume.

	Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004 Changes Due To
	Volume	Rate	Rate/ Volume	Net
	(dollars in thousands)
Interest income:
Mortgage loans held for sale	$5,312	4,197	250	9,759
Mortgage loans held for investment	211,868	2,063	4,484	218,415
Residual interests in securitizations	(813)	168	(30)	(675)
Cash and investments	33	657	1,537	2,227

Change in interest income	$216,400	7,085	6,241	229,726

Interest expense:
Credit facilities	$51	25,014	43	25,108
Financing on mortgage loans held for investment	68,500	19,257	39,459	127,216
Convertible senior notes	(2,070)	166	(162)	(2,066)
Notes payable	41	64	7	112
Other borrowings	879	—	—	879

Change in interest expense	67,401	44,501	39,347	151,249

Change in net interest income	$148,999	(37,416)	(33,106)	78,477

Provision for losses on mortgage loans held for investment

The allowance for losses on mortgage loans held for investment increased to $145.6 million as of June 30, 2005 from $90.2 million as of December 31, 2004, due to the increase in the portfolio of mortgage loans held for investment and the related provision for loan losses of $36.9 million for the three months ended June 30, 2005. The provision for loan losses for the three months ended June 30, 2004 was $17.1 million. Mortgage loans held for investment grew from $13.2 billion at December 31, 2004 to $18.5 billion at June 30, 2005.

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the three months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30,
	2005	2004
Beginning balance	$117,495	45,596
Additions	36,875	17,112
Charge-offs	(8,805)	(1,401)

	$145,565	61,307

Non-Performing Assets

At June 30, 2005, we had mortgage loans held for sale of approximately $31.3 million on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $655,000 for the three months ended June 30, 2005. At June 30, 2005, we had mortgage loans held for investment of approximately $319.5 million on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $3.7 million for the three months ended June 30, 2005.

Other Operating Income

Gain on sale—Gain on sale of loans decreased from $215.1 million for the three months ended June 30, 2004 to $138.7 million for the three months ended June 30, 2005, a 35.5% decrease. The decrease in gain on sale of loans was the result of a reduction in net execution from 4.27% for the three months ended June 30, 2004 to 2.28% for the same period in 2005. Loan sale volume increased slightly from $6.8 billion for the three months ended June 30, 2004 to $7.0 billion for the same period in 2005. Each of the components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

	Three Months Ended June 30,
	2005	2004
Cash gain from loan sale transactions	$124,473	274,081
Gain from securitization of loans	19,473	13,452
Non-cash gain from servicing asset	28,255	—
Securitization expenses	(1,947)	—
Accrued interest	(4,992)	—
Provision for repurchase losses	(5,525)	(1,827)
Fair value adjustment of residual securities	(3,089)	(8,212)
Non-refundable loan fees (1)	72,312	61,169
Premiums paid (2)	(53,614)	(63,681)
Origination costs	(32,800)	(63,100)
Hedging gains (losses)	(3,842)	3,169

Gain on sale of mortgage loans	$138,704	215,051

(1)	Non-refundable loan fees represent points and fees collected from borrowers.
(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Servicing income—Servicing income was $6.6 million for the three months ended June 30, 2005, compared to $7.8 million for the three months ended June 30, 2004. This decrease was due primarily to a larger balance of loans serviced for others on an interim basis during the three months ended June 30, 2004 compared to the three months ended June 30, 2005. We only receive servicing fees on the loans that are sold on a servicing-retained basis and the loans serviced for others on an interim basis pending transfer to investors.

As of June 30, 2005, the balance of our mortgage loan servicing portfolio was $32.6 billion, which included $17.1 billion of mortgage loans held for investment, $6.0 billion of mortgage loans held for sale, $5.7 billion of mortgage loans with retained servicing rights, and $3.8 billion of mortgage loans interim serviced pending transfer to the permanent investor. As of June 30, 2004, the balance of our mortgage loan servicing portfolio was $20.9 billion, which included $9.1 billion of mortgage loans held for investment, $4.8 billion of mortgage loans held for sale, $0.6 billion of mortgage loans with retained servicing rights, and $6.4 billion of mortgage loans interim serviced pending transfer to the permanent investor.

Other Operating Expenses

Expenses increased in all categories by $52.8 million, or 31.4%, to $220.8 million for the three months ended June 30, 2005, compared to $168.0 million for the same period in 2004. These increases were due primarily to increases in production volume for the three months ended June 30, 2005, since most of our expenses are variable and generally trend to our volume. In addition, while production increased 9.7% year over year, production volume in the second quarter of 2004 compared to first quarter of 2004 grew from $7.7 billion to $11.1 billion, or 44.1%. Some of the expenses associated with the increased production volume for the second quarter of 2004 were not realized until the third quarter of 2004.

Personnel expenses increased by $39.1 million, or 35.9%, to $148.1 million for the three months ended June 30, 2005, compared to $109.0 million for the same period in 2004. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses that are variable expenses dependent upon loan production volume and profits. Employee headcount increased from 4,624 at June 30, 2004 to 5,318 at June 30, 2005, an increase of 15.0%. Total production for the three months ended June 30, 2005 was $13.4 billion compared to $12.3 billion for the same period in 2004, an increase of 9.7%. The remainder of the increase was due to growth in retail production, our servicing platform and the mortgage loan portfolio.

Advertising and promotion expense increased by $5.0 million, or 31.8%, to $20.7 million for the three months ended June 30, 2005, compared to $15.7 million for the same period in 2004. This increase was primarily due to the increase in total production volume for the three months ended June 30, 2005, the development and rollout of the Home123 brand for retail, and the rollout of our New Shade of Blue Chip corporate branding campaign. Retail production volume for the three months ended June 30, 2005 increased by 12.3% and, because advertising expense is disproportionately weighted to the retail franchise, the increase in advertising expense was higher than the overall increase in production volume.

Income Taxes

Income taxes decreased to ($1.7) million for the three months ended June 30, 2005 from $60.0 million for the comparable period in 2004. This decrease was due to a lower effective tax rate as a result of our conversion to a REIT in October of 2004, whereby $121.0 million of our pretax income was attributable to the REIT and is not subject to income tax.

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

Our credit facilities contain certain customary covenants, which, among other provisions, require us to maintain specified levels of liquidity and net worth and debt-to-equity ratios, restrict indebtedness and investments and require compliance with applicable laws. The minimum level of liquidity required under our credit facilities is $75.0 million, the minimum amount of net worth required is approximately $750.0 million, and debt-to-equity ratio limitations range from 10 to 1 to 16 to 1 and generally exclude non-recourse debt. We deliver compliance certificates on a monthly and quarterly basis to our lenders to certify to our continued compliance with the covenants.

If we fail to comply with any of these covenants, the lender has the right to terminate the facility and require immediate repayment. In addition, if we default under one facility, it would generally trigger a default under our other facilities. The material terms and features of our various credit facilities are as follows:

Asset-backed commercial paper facility. New Century Mortgage’s special-purpose, wholly-owned subsidiary, Von Karman Funding LLC, has a $2.0 billion asset-backed commercial paper facility. This facility allows for the funding and aggregation of mortgage loans using funds raised through the sale of short-term commercial paper. The interest and fees that we pay in connection with this facility are similar to the interest rates based on LIBOR that we pay to our other credit facility lenders. This facility will expire in September 2006. As of June 30, 2005, the balance outstanding under the facility was zero.

Bank of America line of credit. New Century Mortgage’s special-purpose subsidiary, New Century Funding A, has a $2.0 billion credit facility with Bank of America, $1.0 billion of which is uncommitted. The agreement allows for both funding of loan originations and aggregation of loans for up to four months pending their sale or securitization. The facility expires in August 2005 and bears interest based on a margin over the one-month LIBOR. As of June 30, 2005, the balance outstanding under the facility was $769.7 million. We expect to either renew or extend this facility prior to its expiration.

Barclays line of credit. In November 2004, we entered into a $1.0 billion repurchase agreement with Barclays Bank. The agreement allows for both funding of loan originations and aggregation of loans pending their sale or securitization. The facility expires in November 2005 and bears interest based on a margin over one-month LIBOR. As of June 30, 2005, the balance outstanding under the facility was $609.7 million. We expect to either renew or extend this facility prior its expiration.

Bear Stearns line of credit. We have an $800.0 million line of credit with Bear Stearns Mortgage Capital, $400.0 million of which is uncommitted. The facility expires in October 2005 and bears interest based on a margin over one-month LIBOR. As of June 30, 2005, the balance outstanding under this facility was $764.5 million. We expect to renew or extend this facility prior to its expiration.

IXIS line of credit. We have a repurchase agreement with IXIS Real Estate Capital. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. The facility expires in September 2005 and bears interest based on a margin over the one-month LIBOR. As of June 30, 2005, the maximum credit available under this facility was $700.0 million and the balance outstanding under this facility was $428.6 million. We expect to renew or extend this facility prior to its expiration.

Citigroup warehouse line of credit. New Century Mortgage’s special-purpose, wholly-owned subsidiary, New Century Funding SB-1, has a $150.0 million wet funding facility with Citigroup Global Markets Realty. This facility expires in September 2005 and bears interest based on a margin over the one-month LIBOR. As of June 30, 2005, the outstanding balance under the facility was zero. We expect to renew or extend this facility prior to its expiration.

Citigroup aggregation line of credit. We have a $650.0 million aggregation facility with Citigroup Global Markets Realty, which bears interest based on a margin over the one-month LIBOR. This facility expires in September 2005. We may increase the size of this facility to $800 million, provided, that the value of the loans outstanding at any one time under this facility and our $150 million warehouse line of credit set forth immediately above may not exceed $800 million in the aggregate. As of June 30, 2005, the outstanding balance under this facility was $668.5 million. We expect to renew or extend this facility prior to its expiration.

Citigroup commercial loan line of credit. We have a $250.0 million repurchase agreement with Citigroup Global Markets Realty. The agreement allows for both funding of commercial mortgage loan originations and aggregation of commercial mortgage loans for up to nine months pending their sale or securitization. This facility expires in December 2005 and bears interest based on a margin over the one-month LIBOR. As of June 30, 2005, the balance outstanding under this facility was $25.5 million.

Citigroup line of credit for delinquent and problem loans. We have a Master Loan and Security Agreement with Citigroup Global Markets Realty that is secured by delinquent or problem loans and by properties we obtain in foreclosures. This facility expires in December 2005 and bears interest based on a margin over the one-month LIBOR. As of June 30, 2005, the maximum credit available under this facility was $150.0 million and the balance outstanding under this facility was $1.1 million. We expect to renew or extend this facility prior to its expiration.

Credit Suisse First Boston line of credit. We have a $500.0 million repurchase agreement with Credit Suisse First Boston Mortgage Capital. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. This facility expires in November 2005 and bears interest based on a margin over the one-month LIBOR. As of June 30, 2005, the outstanding balance under the facility was $352.8 million. We expect to renew or extend this facility prior to its expiration.

Morgan Stanley line of credit. We have a $2.0 billion credit facility with Morgan Stanley Bank, Morgan Stanley Mortgage Capital and Concord Minutemen Capital Company. The agreement allows for both the funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. This facility expires in February 2007 and bears interest based on a margin over the one-month LIBOR. As of June 30, 2005, the balance outstanding under this facility was $705.9 million.

UBS Real Estate Securities line of credit. New Century Mortgage’s special-purpose subsidiary, New Century Funding I, has a $2.0 billion asset-backed note purchase and security agreement with UBS Real Estate Securities, $500 million of which is uncommitted. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. The facility expires in June 2006 and bears interest based on a margin over the one-month LIBOR. As of June 30, 2005, the balance outstanding under this facility was $1.3 billion.

Convertible Senior Notes

On July 8, 2003, New Century TRS closed a private offering of $175.0 million of convertible senior notes due July 3, 2008 pursuant to Rule 144A under the Securities Act of 1933. On July 14, 2003, the initial purchasers of the convertible senior notes exercised their option, in full, to acquire an additional $35.0 million principal amount of the convertible senior notes. The convertible senior notes bear interest at a rate of 3.50% per year, paid semi-annually, and, as of March 17, 2004, became convertible into New Century TRS common stock at a conversion price of $34.80 per share. The conversion price represents a 28.0% premium over the closing share price on July 8, 2003. Principal balance is not due until maturity. As a result of the merger, the convertible senior notes became convertible into shares of New Century common stock. On February 14, 2005, New Century, New Century TRS and the trustee under the indenture governing the convertible senior notes entered into a second supplemental indenture pursuant to which New Century agreed to fully and unconditionally guarantee the due and punctual payment of the convertible senior notes.

On November 22, 2004, New Century TRS commenced an offer, upon the terms and subject to the conditions described in the prospectus related to the offer and the accompanying letter of transmittal, to convert all the outstanding convertible senior notes into shares of New Century common stock, cash, or a combination of both. The offer and withdrawal rights expired at midnight, New York City time, on December 23, 2004. On December 24, 2004, New Century TRS accepted for payment $204.5 million, or approximately 97.4%, of the $210.0 million aggregate principal amount of the convertible senior notes then outstanding, which constituted all of the convertible senior notes validly tendered and not withdrawn. In the aggregate, the holders who tendered their convertible senior notes for conversion in the offer received 6,236,431 shares of New Century common stock, which included 359,796 shares for additional consideration and an additional $3.4 million in cash for accrued interest through that date. On June 27, 2005, a holder of our convertible senior notes proposed, and we agreed, to convert $500,000 principal amount of convertible senior notes into 15,014 shares of our common stock. In connection with the conversion, we made a cash payment to the holder of $51,104, which includes a conversion incentive fee and accrued interest through that date.

As of June 30, 2005, the number of shares of New Century common stock into which the remaining convertible senior notes were convertible into was 150,143, subject to certain adjustments under the terms of the convertible senior notes. For example, the terms of the convertible senior notes allow for the noteholder’s conversion rate to adjust if our dividend rate increases generally above a dividend yield of 1.75%, subject to certain other factors. As of June 30, 2005, the maximum number of shares of New Century common stock into which the remaining untendered convertible senior notes were convertible into was 176,637, subject to certain adjustments under the terms of the convertible senior notes. On July 29, 2005, concurrent with the payment of a cash dividend of $1.60 per share, the number of shares into which the remaining convertible senior notes were convertible was adjusted to 154,679.

Preferred Stock

In June 2005, we sold 4,500,000 shares of our Series A Cumulative Redeemable Preferred Stock, raising $109.0 million in net proceeds. The shares have a liquidation value of $25.00 per share and pay an annual coupon of 9.125% and are not convertible into any other securities. We may, at our option, redeem the Series A Cumulative Redeemable Preferred Stock, in the aggregate or in part, at any time on or after June 21, 2010. As such, this stock is not considered mandatorily or contingently redeemable under the provisions of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and is therefore classified as a component of equity.

Securitizations Structured as Financings

Prior to 2003, we realized net cash proceeds in our securitization transactions in an amount similar to whole loan sales, as a result of NIMS transactions closed concurrently with our securitizations. During the six months ended June 30, 2005, we completed three securitizations structured as financings, resulting in the recording of loans held for investment as an asset and financing on loans held for investment as a liability. We completed two securitizations structured as financings for the six months ended June 30, 2004. Without a concurrent NIMS transaction, securitizations structured as financings generally require an initial cash investment ranging from approximately 2% to 4% of the principal balance of the loans. Immediately following the securitization, we start to receive interest payments on the underlying mortgage loans and pay interest payments to the bondholders, creating positive cash flow. As the loans age, losses on the portfolio begin to reduce this cash flow.

For six months ended June 30, 2005, the initial cash investment in securitizations structured as financings was $318.3 million. For the six months ended June 30, 2004, the initial cash investment in securitizations structured as financings was $64.5 million. For the six months ended June 30, 2005 and 2004, we received $301.5 million and $128.7 million, respectively, in cash flows from these securitizations.

Other Borrowings

We periodically enter into equipment financing arrangements from time to time that are treated as notes payable for financial statement purposes. As of June 30, 2005 and December 31, 2004, the balances outstanding under these borrowing arrangements were $43.9 million and $37.6 million, respectively.

During the third quarter of 2003, we entered into a $20.0 million servicer advance agreement, which allows us to borrow up to 95% of servicing advances on our servicing portfolio. As of June 30, 2005, the balance outstanding under this facility was $5.6 million and is included in prepaids and other assets net of escrow advances. As of December 31, 2004, the balance outstanding under this facility was $6.5 million and was included in prepaids and other assets net of escrow advances. This facility expires in August 2005. We expect to renew or extend this facility prior to its expiration.

Off-Balance Sheet Arrangements

We are party to various transactions that have an off-balance sheet component. In connection with our off-balance sheet securitization transactions, as of June 30, 2005, there were $1.8 billion in loans owned by off-balance sheet trusts. The trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to us in the event that the loans in the various trusts do not perform as expected. Because these trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, we have included only our residual interest in these loans on our balance sheet. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these residual assets. See “—Loan Sales and Securitizations” for further discussion of our risks with respect to these off-balance sheet arrangements.

As of June 30, 2005, in connection with our strategy to mitigate interest rate risk in our mortgage loans held for investment and certain of our mortgage loans held for sale, we had approximately $105.1 billion notional amount of Euro Dollar futures contracts outstanding, expiring between September 2005 and June 2010. The notional amount of Euro Dollar futures contracts is greater than the outstanding balance of items they hedge because we have multiple Euro Dollar futures contracts at various maturities covering the same hedged items for different periods. The fair value of these Euro Dollar futures contracts was $4.5 million as of June 30, 2005 and is included in prepaid expenses and other assets.

Contractual Obligations

The following table summarizes our material contractual obligations as of June 30, 2005. The maturity of our financing on mortgage loans held for investment is based on certain prepayment assumptions (see “—Results of Operations” for further details).

		Payment Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(dollars in thousands)
Notes payable	$43,904	20,345	23,559	—	—
Operating leases	55,175	23,386	31,789	—	—
Credit facilities	5,627,207	5,627,207	—	—	—
Financing on mortgage loans held for investment	18,343,545	4,850,728	7,998,211	2,257,259	3,237,347

Stock Repurchases

For the quarters ended June 30, 2005 and 2004, we did not make any stock repurchases except for repurchases related to employee stocks options and restricted stock.

Cash Flow

For the six months ended June 30, 2005, our cash flow from operations increased by $225.2 million to $277.4 million, compared to $52.2 million for the same period in 2004. This increase was due primarily to (i) a $141.5 million increase in mortgage loans originated or acquired for sale, net of mortgage loan sales and increases in credit facilities, (ii) a $30.1 million increase in provision for losses on mortgage loans held for investment, (iii) a $59.3 million increase in principal payments on mortgage loans held for sale, and (iv) a $45.2 million increase in depreciation and amortization. These increases were partially offset by (i) an increase of $35.9 million in non-cash servicing gains, and (ii) a decrease of $15.3 million in cash received from residual interests in securitizations for the six months ended June 30, 2005, compared to the same period in 2004.

For the six months ended June 30, 2005, our cash flow used in investing activities increased by $2.7 billion to $5.5 billion compared to $2.7 billion for the same period in 2004. This increase in cash usage was due to the greater amount of cash used to acquire mortgage loans for investment, $8.2 billion for the six months ended June 30, 2005 compared to $3.5 billion in 2004, partially offset by $2.8 billion in payments received on our mortgage loans held for investment for the six months ended June 30, 2005, compared to $739.3 million for the same period in 2004.

For the six months ended June 30, 2005, cash from financing activities increased by $2.4 billion to $4.9 billion, compared to $2.5 billion for the six months ended June 30, 2004. This increase was due mainly to (i) larger net financing on mortgage loans held for investment of $8.6 billion in the six months ended June 30, 2005, compared to $5.0 billion for the same period in 2004, and (ii) proceeds from the issuance of preferred stock of $109.0 million for the six months ended June 30, 2005, partially offset by (i) higher repayments of securitization financing on mortgage loans held for investment of $2.6 billion for the six months ended June 30, 2005, compared to $640.6 million for the same period in 2004, (ii) higher dividend payments of $168.9 million for the six months ended June 30, 2005, compared to $12.1 million for the same period in 2004, and (iii) an increase in restricted cash to $282.2 million for the six months ended June 30, 2005, compared to $205.5 million for the same period in 2004.

Our loan origination and purchase and servicing programs require significant cash investments, including the funding of (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities; (ii) commissions paid to sales employees to originate loans; (iii) any difference between the amount funded per loan and the amount advanced under our credit facilities; (iv) our hedging activities; (v) servicing-related advance requirements; and (vi) income tax payments in our taxable REIT subsidiaries. We also require cash to fund securitizations structured as financings, ongoing operating and administrative expenses, dividend payments, and capital expenditures. Our sources of operating cash flow include (i) net interest income; (ii) cash premiums obtained in whole loan sales; (iii) mortgage origination income and fees; (iv) cash flows from residual interests in securitizations; and (v) servicing fee income.

Liquidity Strategy

We establish target levels of liquidity and capital based on a number of factors including our production volume, the condition of the secondary market for our loans and the size and composition of our balance sheet. As a result of our conversion to a REIT, we also consider those factors that enable us to qualify as a REIT under the requirements of the Code. Requirements for qualification as a REIT include various restrictions on ownership of New Century stock, requirements concerning distribution of our taxable income and certain restrictions on the nature of our assets and sources of our income. As a REIT, we must distribute at least 90% of our taxable income to our stockholders, 85% of which income we must distribute within the taxable year in order to avoid the imposition of an excise tax. The remaining balance may extend until timely filing of our tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income. If in any tax year we should not qualify as a REIT, we would be taxed as a corporation and distributions to stockholders would not be deductible in computing taxable income. If we were to fail to qualify as a REIT in any tax year, we would not be permitted to qualify for that year and the succeeding four years.

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

Cash and liquidity, which includes available borrowing capacity, was $750.9 billion at June 30, 2005, compared to $987.4 million at December 31, 2004. Available borrowing capacity represents the excess of mortgage loan collateral for our mortgage loans held for sale, net of the amount borrowed under our short term credit facilities.

RBC Mortgage Acquisition

During the second quarter of 2005, we announced that Home123 Corporation, one of our wholly-owned subsidiaries, entered into an agreement to purchase certain assets and assume certain related liabilities of U.S.-based RBC Mortgage Company, a unit of Royal Bank of Canada. While we expect the cash transaction to be slightly dilutive to our earnings-per-share in 2005, we expect the transaction to be accretive to our earnings-per-share within the first 12 months following its close, which is anticipated to occur in the third quarter of 2005, subject to customary closing conditions and regulatory approvals.

The purchase will extend our nationwide reach by approximately 135 branches and will establish us as a leader in the retail origination channel. RBC Mortgage also brings strong relationships with builders and realtors, as well as a large purchase business that will be significant to growing our business. Additionally, being a full-service mortgage provider allows us to build upon the success of our national Home123 branding and marketing campaign.

Quarterly Dividend

On May 16, 2005, we declared a quarterly cash dividend at the rate of $1.60 per share that was paid on July 29, 2005 to stockholders of record at the close of business on July 20, 2005. Any future declarations of dividends will be subject to our earnings, financial position, capital requirements, contractual restrictions and other relevant factors.

On August 3, 2005, we declared a quarterly cash dividend at the rate of $1.65 per share that will be paid on October 31, 2005 to stockholders of record at the close of business on October 20, 2005. Any future declarations of dividends will be subject to our earnings, financial position, capital requirements, contractual restrictions and other relevant factors.

We are required to pay to holders of our Series A Cumulative Redeemable Preferred Stock cumulative dividends from the date of original issuance on June 21, 2005 in the amount of $2.28125 per share each year, which is equivalent to 9.125% of the $25.00 liquidation preference per share. On August 3, 2005, we declared a cash dividend at the rate of $0.63368 per share that will be payable on September 30, 2005 to holders of our Series A Cumulative Redeemable Preferred Stock at the close of business on September 1, 2005. The dividend to be paid on September 30, 2005 will be for more than a full quarter. After September 30, 2005, dividends on our Series A Cumulative Redeemable Preferred Stock will be payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, or if not a business day, the prior preceding business day.

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

As of June 30, 2005:

	+ 50bp	+ 100bp	- 50bp	- 100bp
Change in fair value of residual interests in securitizations	$(1,915)	(2,129)	591	1,612
Change in fair value of derivatives related to residual interests in securitizations	N/A	N/A	N/A	N/A
Change in fair value of mortgage loans held for investment	(116,923)	(268,128)	111,304	221,133
Change in fair value of derivatives related to mortgage loans held for investment	109,813	219,625	(109,813)	(219,625)

Net change	$(9,025)	(50,632)	2,082	3,120

As of December 31, 2004:

	+ 50bp	+ 100bp	- 50bp	- 100bp
Change in fair value of residual interests in securitizations	$(550)	(1,869)	474	1,425
Change in fair value of derivatives related to residual interests in securitizations	1,138	2,275	(1,138)	(2,275)
Change in fair value of mortgage loans held for investment	(79,008)	(158,523)	68,012	138,502
Change in fair value of derivatives related to mortgage loans held for investment	66,013	132,025	(66,013)	(132,025)

Net change	$(12,407)	(26,092)	1,335	5,627

Item 4. Controls and Procedures

As of June 30, 2005, the end of our second quarter, our management, including our Chief Executive Officer, Vice Chairman – Finance, Chief Financial Officer and President and Chief Operating Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer, Vice Chairman – Finance, Chief Financial Officer and President and Chief Operating Officer concluded, as of June 30, 2005, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during the quarter ended June 30, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have previously disclosed our material litigation and regulatory issues in our Annual Report on Form 10-K, for the period ended December 31, 2004, in our Quarterly Report on Form 10-Q for the period ending March 31, 2005 and in our other filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Below are updates on those matters as to which there were material developments in 2005.

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

Overman. In September 2002, Robert E. Overman and Martin Lemp filed a class action complaint in the Superior Court of Alameda County, California, against New Century TRS and New Century Mortgage, U.S. Bancorp, Loan Management Services, Inc., and certain individuals affiliated with Loan Management Services. The complaint alleges violations of the California Consumers Legal Remedies Act, Unfair, Unlawful and Deceptive Business and Advertising Practices in violation of Business & Professions Code Sections 17200 and 17500, Fraud-Misrepresentation and Concealment and Constructive Trust/Breach of Fiduciary Duty and damages including restitution, compensatory and punitive damages, and attorneys’ fees and costs. The plaintiffs filed an amended complaint in July 2003 and, in September 2003, the judge granted New Century TRS’s and New Century Mortgage’s demurrer challenging their claims in part. The Consumers Legal Remedies Act claim was dismissed and the plaintiffs withdrew the Constructive Trust/Breach of Fiduciary Duty claim. New Century TRS and New Century Mortgage filed their answer to the plaintiffs’ amended complaint in September 2003. New Century TRS and New Century Mortgage then filed a Section 128.7 sanctions motion seeking dismissal of the case. On December 8, 2003, the court granted the motion for sanctions against the plaintiffs for filing a first amended complaint with allegations against New Century TRS and New Century Mortgage that were devoid of evidentiary support and ordered all those claims stricken without prejudice. On January 27, 2004, the court entered a judgment of dismissal without prejudice in favor of New Century TRS and New Century Mortgage. The plaintiffs filed a notice of appeal on February 20, 2004 from the judgment entered in New Century TRS and New Century Mortgage’s favor and the order granting New Century TRS and New Century Mortgage’s motion for sanctions. The plaintiffs also filed a motion with the appellate court to consolidate this appeal with three additional appeals they have sought in similar cases against other lenders. On May 28, 2004, the court denied the motion. The plaintiffs/appellants filed their opening appellate brief in July 2004. On June 10, 2005, the Court of Appeals dismissed plaintiff’s appeal for lack of appellate jurisdiction.

England. In April 2003, two former, short-term employees, Kimberly A. England and Gregory M. Foshee, filed a complaint seeking class action status against New Century TRS and New Century Mortgage, Worth Funding Incorporated (now known as New Century Credit Corporation) (“Worth”) and The Anyloan Company (“Anyloan”). The action was removed on May 12, 2003 from the 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana to the U.S. District Court for the Middle District of Louisiana in response to New Century TRS and New Century Mortgage, Worth and Anyloan’s Petition for Removal. The complaint alleges failure to pay overtime wages in violation of the federal Fair Labor Standards Act, or FLSA. The plaintiffs filed an additional action in Louisiana state court (19th Judicial District Court, Parish of East Baton Rouge) on September 18, 2003, adding James Gray as a plaintiff and seeking unpaid wages under state law, with no class claims. This second action was removed on October 3, 2003 to the U.S. District Court for the Middle District of Louisiana, and was ordered consolidated with the first action. In April 2004, the U.S. District Court unilaterally de-consolidated the James Gray individual action. In September 2003, the plaintiffs also filed a motion to dismiss their claims in Louisiana to enable them to join in a subsequently filed case in Minnesota entitled Klas vs. New Century Financial Corporation, et al. New Century TRS and New Century Mortgage, Worth and Anyloan opposed the motion and the court agreed with their position and refused to dismiss the plaintiffs’ case, as it was filed first. The Klas case has now been consolidated with this case and discovery is proceeding. New Century TRS and New Century Mortgage, Worth and Anyloan filed a motion to dismiss Worth and Anyloan as defendants. The court granted the motion to dismiss in April 2004. On June 28, 2004, New Century TRS and New Century Mortgage filed a motion to reject conditional certification of a collective action. New Century TRS and New Century Mortgage’s motion to reject the class was granted on June 30, 2005. The plaintiffs had 30 days to file individual actions against New Century TRS and New Century Mortgage, and 426 actions were filed. The parties agreed to mediate and mediation is set for October 20, 2005.

Lum. In December 2003, New Century Mortgage was served with a class action complaint filed by Elaine Lum in the Supreme Court of the State of New York in Riverhead, Suffolk County. The complaint alleged that certain payments New Century Mortgage makes to mortgage brokers, sometimes referred to as yield spread premiums, interfered with the contractual relationship between Ms. Lum and her broker. The complaint also sought damages related thereto for fraud, wrongful inducement/breach of fiduciary duty, violation of deceptive acts and practices, unjust enrichment and commercial bribing. The complaint sought class certification for similarly situated borrowers in the State of New York. New Century Mortgage filed a motion to dismiss on January 30, 2004. The judge granted New Century Mortgage’s motion and dismissed all claims on March 23, 2004. On April 12, 2004, the plaintiff filed a notice of appeal, seeking review of the court’s order granting the motion to dismiss. On July 20, 2005, the Appellate Division of the Supreme Court of the State of New York located in Brooklyn, New York, affirmed the order granting New Century Mortgage’s motion to dismiss the complaint. Plaintiff/appellant filed a motion with the appellate division for reargument and/or for leave to appeal to the Court of Appeals.

Warburton. In June 2004, New Century TRS and New Century Mortgage were named as defendants and served with a class action complaint filed by Joseph and Emma Warburton, as plaintiffs, in the United States District Court of New Jersey. The complaint alleges violations of the Real Estate Settlement Procedures Act, or RESPA, the Truth-in-lending Act, or TILA and the New Jersey Consumer Fraud Act, and unjust enrichment. The complaint also alleges certain other violations against defendants unrelated to New Century TRS and New Century Mortgage, including Foxtons, Inc., Foxtons North America, Foxtons Realtor and Foxtons Financial, Inc., referred to collectively as Foxtons, and Worldwide Financial Resources, Inc. The plaintiffs allege, among other things, that Foxtons, acting as their broker, charged fees and received a yield spread premium without disclosing the same to them until the time of closing. The class is defined as all persons in the state of New Jersey who have purchased, or sought to purchase, a home listed for sale by Foxtons and who have paid a prequalification application fee, or who have received and accepted an offer from Foxtons for a fixed interest rate mortgage loan that Foxtons failed to deliver as promised and who have suffered damages as a result. The complaint seeks to enjoin the wrongful conduct alleged, recovery of actual and statutory damages, and attorneys’ fees and costs. On July 28, 2004, New Century TRS and New Century Mortgage filed a motion to dismiss the complaint for failure to state a claim. On June 13, 2005, the court entered an order dismissing the federal claims (RESPA & TILA). On July 13, 2005, plaintiffs filed a motion for leave to file their first amended complaint in state court.

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

Henderson. In October 2004, Debbie Henderson, Florence Obani-Nwibari, Noble Obani-Nwibari, Emmer Hardy, James D. Hardy, Subbaiah Chalevendra, Rafael F. Herrara and Sandra G. Martinez filed a class action complaint against New Century Mortgage, First Horizon Home Loan Corporation, Master Financial, Inc., Mortgage Lenders Network USA, Inc., Hillsboro Title Company, Inc. and American Mortgage Corporation in the Circuit Court in St. Louis County, Missouri. The complaint alleges the unauthorized practice of law in violation of Missouri state law and RESPA for performing document preparation services in the state of Missouri for a fee by non-lawyers, and seeks to recover the fees charged for the document preparation, compensatory and punitive damages, attorneys’ fees and costs. On November 12, 2004 Mortgage Lenders Network, USA, Inc. filed a notice of removal that removed the case to the U.S. District Court, Eastern District of Missouri. The plaintiffs filed a motion to remand and the case was remanded back to the Circuit Court in St. Louis County, Missouri on February 4, 2005. New Century Mortgage filed a motion to dismiss on February 15, 2005. On July 11, 2005, the court granted New Century Mortgage’s motion to dismiss in its entirety.

Doherty. In November 2004, Nancy Doherty, Krysti Lyn Randall, Robert Elibasich and Alice Elibasich filed a class action complaint against New Century Mortgage, two New Century Mortgage employees and Nations Title Agency of Illinois in the Circuit Court of Cook County Illinois. The complaint alleges that the defendants violated Section 4.1a of the Illinois Interest Act by charging more than 3 points on a loan with an interest rate of 8% or higher. The complaint also alleges that the defendants engaged in unfair acts and practices, in purported violation of Section 2 of ICFA by charging the plaintiffs and others points in excess of the number permitted by the Illinois Interest Act and seeks restitution for such alleged overpayments. Individual plaintiff, Doherty, also alleges violation of Section 2 of ICFA, and asserts a claim for unjust enrichment by failing to refund excess recording fees to Doherty. The complaint seeks recovery of statutory, compensatory and punitive damages, restitution and attorneys’ fees and costs. New Century Mortgage filed a motion to stay the case pending a final decision in the U.S. Bank v. Clark case pending in the Illinois Supreme Court. The court granted New Century Mortgage’s motion to stay on January 20, 2005. Oral argument occurred in the Clark case on May 11, 2005 and the parties await a ruling.

Brown. In February 2005, Judy Brown filed a class action complaint against New Century Mortgage and loan originator Residential Loan Centers of America, Inc. in the Circuit Court of Cook County, Illinois. The complaint alleges that the defendants violated Section 4.1(a) of the Illinois Interest Act by charging more than 3% in charges on a loan with an interest rate of 8% or higher and violated the same provision by collecting payments on the loan. The proposed class is defined as all persons who entered into loans secured by their real property in Illinois with an interest rate of 8% or more and “charges” in excess of 3% of the principal, and for which one or more of the defendants knowingly contracted and/or received and/or are currently receiving payments. The complaint seeks an award of damages, interest, reasonable attorneys’ fees, costs and other relief. On May 23, 2005, New Century Mortgage filed a motion to consolidate the case with the Doherty case (above). On June 23, 2005, the plaintiffs refiled the motion for class certification for the second time and filed a motion for a protective order. On July 5, 2005, New Century Mortgage’s motion to consolidate with Doherty was granted.

Rubio. In March 2005, Daniel J. Rubio, a former employee of New Century Mortgage filed a class action complaint against New Century Mortgage in the Superior Court of Orange County, California. The complaint alleges failure to pay overtime wages, failure to provide meal and rest periods, and that New Century Mortgage engaged in unfair business practices in violation of the California Labor Code. The complaint seeks recovery of unpaid wages, interest, and attorneys’ fees and costs. New Century Mortgage was served on March 22, 2005. New Century Mortgage filed a motion to strike and demurrer to the complaint in May 2005. On July 8, 2005, the court overruled the demurrer and granted the motion to strike.

Bonner. In April 2005, Perrie Bonner and Darrell Bruce filed a class action lawsuit against New Century Mortgage and Home123 Corporation (“Home123”) in the U.S. District Court, Northern District of Indiana, Hammond Division alleging violations of the Fair Credit Reporting Act, or FCRA, claiming that New Century Mortgage and Home123 accessed consumer credit reports without authorization because the prescreened offers of credit did not qualify as firm offers of credit. The proposed class consists of all persons in Indiana, Illinois and Wisconsin who received the prescreened offers from April 20, 2003 to May 10, 2005. New Century Mortgage and Home 123 filed their answer to the complaint on June 30, 2005.

Phillips. In July 2005, Pamela Phillips filed a class action lawsuit against New Century TRS, New Century Mortgage and Home123 in the District Court, Central District of California. Plaintiff alleges violations of FCRA, claiming that New Century TRS, New Century Mortgage and Home123 accessed consumer credit reports without authorization because the prescreened offers of credit did not qualify as firm offers of credit. The case also alleges that certain disclosures were not made in a clear and conspicuous manner. The complaint seeks damages of not more than $1,000 for each alleged violation, declaratory relief, injunctive relief, interest, attorneys’ fees and costs.

We are also a party to various legal proceedings arising out of the ordinary course of our business. Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on our business, results of operation or financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 17, 2005. At the meeting, the stockholders approved the following matters:

1.	Re-election of three directors, and the election of one director, for three-year terms ending in 2008; and

2.	Approval of KPMG LLP as our independent auditors for 2005.

At the meeting, the stockholders did not approve an amendment to the New Century Financial Corporation 2004 Performance Incentive Plan that would have increased the number of shares issuable under the plan by 4,000,000 shares and amended certain other share limits under the plan.

The number of votes cast for or withheld and the number of abstentions cast as to each matter voted upon at the meeting are as follows:

Election of Directors

Name	For	Withheld
Marilyn A. Alexander	50,417,633	777,598
Harold A. Black, Ph.D	49,294,285	1,900,946
Brad A. Morrice	50,443,267	751,964
Michael M. Sachs	49,268,235	1,926,996

Other directors whose terms of office continued after the meeting are as follows: Robert K. Cole, Edward F. Gotschall, Fredric J. Forster, Donald E. Lange, William J. Popejoy and Richard A. Zona.

Approval of KPMG LLP as Independent Auditors

For	Against	Abstain
50,476,932	691,611	26,689

Approval of Amendment to 2004 Performance Incentive Plan

For	Against	Abstain
14,593,571	15,264,566	3,687,741

Item 6. Exhibits

(a)	Exhibits

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY FINANCIAL CORPORATION

DATE: August 9, 2005	By:	/s/ Robert K. Cole
Robert K. Cole Chairman and Chief Executive Officer

DATE: August 9, 2005	By:	/s/ Patti M. Dodge
Patti M. Dodge Executive Vice President and Chief Financial Officer

DATE: August 9, 2005	By:	/s/ Edward F. Gotschall
Edward F. Gotschall Vice Chairman - Finance

DATE: August 9, 2005	By:	/s/ Brad A. Morrice
Brad A. Morrice Vice Chairman, President and Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of April 21, 2004, by and among New Century TRS Holdings, Inc. (f/k/a New Century Financial Corporation), New Century Financial Corporation (f/k/a New Century REIT, Inc.) and NC Merger Sub, Inc.(1)

3.1	Articles of Amendment and Restatement of New Century Financial Corporation(2)

3.2	Articles Supplementary of New Century Financial Corporation (3)

3.3	Articles Supplementary of New Century Financial Corporation relating to 9.125% Series A Cumulative Redeemable Preferred Stock(4)

3.4	Amended and Restated Bylaws of New Century Financial Corporation(2)

3.5	Second Amended and Restated Bylaws of New Century Financial Corporation(5)

4.1	Specimen Stock Certificate (6)

31.1	Certification of Robert K. Cole pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Patti M. Dodge pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Edward F. Gotschall pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Brad A. Morrice pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert K. Cole pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Patti M. Dodge pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Edward F. Gotschall pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of Brad A. Morrice pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on April 22, 2004.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2004.
(3)	Incorporated by reference from our Current Report on From 8-K, as filed with the Securities and Exchange Commission on October 1, 2004.
(4)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 21, 2005.
(5)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2005.
(6)	Incorporated herein by reference to the joint filing of New Century Financial Corporation’s Form S-3 Registration Statement (333-119753) and New Century TRS’s Post-Effective Amendment No. 3 to the Registration Statement (No. 333-109727) on Form S-3, as filed with the Securities and Exchange Commission on October 14, 2004.