Form 10-Q
period 2005-09-30
NEW CENTURY FINANCIAL CORP
filed 2005-11-09
CIK 1287286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 001-32314

NEW CENTURY FINANCIAL CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MARYLAND	56-2451736
(State of Incorporation)	(I.R.S. Employer Identification No.)

18400 VON KARMAN, SUITE 1000,

IRVINE, CALIFORNIA 92612

(Address of principal executive offices)(Zip Code)

(949) 440-7030

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 31, 2005, the registrant had 56,634,524 shares of common stock outstanding.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

Certain information included in this Quarterly Report on Form 10-Q may include “forward-looking” statements under federal securities laws, and the company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such statements include, without limitation, (i) the company’s expectation that the acquisition of certain assets and related liabilities of RBC Mortgage Company will enable it to expand its mortgage product offerings to include conventional mortgage loans, loans insured by the Federal Housing Administration and loans guaranteed by the Veterans Administration, its retail presence on a nationwide basis and its channels of distribution, particularly into the realtor and builder channels; (ii) management’s projections with respect to the company’s loan loss allowances; (iii) the estimates and assumptions used by the company in determining the value of its residual interests in securitizations; (iv) the company’s estimates with respect to the cumulative losses of its securitizations; (v) the company’s prepayment curve and default estimates for its adjustable-rate and fixed-rate securities; (vi) the company’s estimated weighted average life of its securitizations; (vii) the company’s estimates with respect to the average life of its securitized loan pools; (viii) the company’s intention to apply any excess taxable REIT income at year-end to its regular first quarter 2006 dividend payment; (ix) the company’s intention to fund its stock repurchase program with excess corporate liquidity; (x) the company’s expectation that stock repurchases will be made on the open market through block trades or in privately negotiated sales; (xi) the company’s expectation that the number of shares to be purchased under the stock repurchase program and the timing of the repurchases will be based on the level of the company’s cash balances, general business conditions and other factors including alternative investment opportunities; (xii) the company’s right to terminate, suspend, reduce or increase the size of its stock repurchase program at any time; (xiii) the company’s belief that its REIT structure provides the most tax-efficient way to hold loans on its balance sheet; (xiv) the company’s expectation that it will retain approximately 20% of its total loan production for investment on its balance sheet through securitizations structured as financings for 2005; (xv) the company’s expectation that a significant source of its revenues will be interest income generated from its portfolio of mortgage loans held by its REIT and its qualified REIT subsidiaries; (xvi) the company’s expectation that it will also be able to continue to generate revenue through its taxable REIT subsidiaries from the sale of loans, servicing income and loan origination fees; (xvii) the company’s expectation that the primary components of its expenses will be interest expense on its credit facilities, securitizations and other borrowings, general and administrative expenses and payroll and related expenses arising from the company’s loan origination and servicing business; (xviii) the company’s belief that being a full-service mortgage provider will allow it to build upon the success of its Home123 branding and marketing campaign; (xix) the company’s expectation that the RBC Mortgage Company acquisition will be slightly dilutive to its earnings per share in 2005 (by approximately $0.10 per share) and accretive to its earnings per share for the 12 months following the acquisition; (xx) the company’s intention that it will continue to raise its interest rates with a view toward expanding its overall operating margin; (xxi) the company’s intention to manage its cost structure to remain efficient even if loan origination volume declines; (xxii) the company’s expectation that its overall margins will remain at low levels during the fourth quarter of 2005; (xxiii) the company’s intention to continue to focus on maximizing the net execution of its whole loan sales and, to the extent advantageous, execute securitizations structured as sales at the taxable REIT subsidiary level; (xxiv) the company’s expectation that it will continue its cost-cutting strategies; (xxv) the company’s expectation that its loan production will be sold through whole loan sales and, to a lesser extent, securitizations structured as sales for the remainder of 2005 and in the near term; (xxvi) the company’s intention to concentrate significant efforts on a successful integration of the former RBC Mortgage Company business that the company expects will ultimately allow it to offer a wider range of products to all of its customers and add strong builder and realtor relationships to its loan origination business; (xxvii) the company’s assumption that its cumulative credit losses are approximately 3% of the original balance of the loans; (xxvii) the company’s belief that its loan production volume may decrease as a result of higher interest rates on the mortgages its originates; (xxviii) the company’s expectation that any positive impact of its steps to improve its operating margins will most likely occur in the first and second quarters of 2006; (xxix) the company’s expectation that it may continue to utilize securitizations structured as sales in order to maximize the secondary market value of its loan production; (xxx) the company’s expectation that it will measure the profitability of the loan origination platform acquired from RBC Mortgage Company using operating margin as the most important metric; (xxxi) the company’s intention to integrate its product channels in the coming quarters; (xxxii) the company’s belief that its stricter underwriting guidelines and the stronger credit characteristics of its interest-only loans mitigate their perceived higher risk; (xxxiii) the company’s intention to reduce the production volume of its interest-only product to 25% of total loan production through pricing increases, underwriting changes and new product offerings; (xxxiv) the company’s expectation that given the actual and anticipated timing of its investments and securitizations, its reported earnings in the second half of 2005 will exceed its reported earnings in the first half of 2005; (xxxv) the company’s expectation that the volume of discounted loan sales will likely return to normal levels in the fourth quarter of 2005; (xxxvi) the company’s underlying assumptions used to value its residual interests in securitizations and to determine the discount rates of projected cash flows for its residual interests and for residual interests through NIMS transactions (as described in this Quarterly Report on Form 10-Q); (xxxvii) the estimates and assumptions required by the company’s accounting policies; (xxxviii) the company’s estimates and assumptions with respect to the interest rate environment; (xxxix) the company’s estimates and assumptions with respect to the economic environment; (xl) the company’s estimates and assumptions with respect to secondary market conditions; (xli) the company’s estimates and assumptions with respect to the performance of the loans underlying its residual assets and mortgage loans held for investment; (xlii) the company’s estimates with respect to losses incurred as a result of the recent Gulf Coast hurricanes; (xliii) the company’s expectations with respect to the renewal or extension of its credit facilities; (xliv) the company’s expectations regarding its target levels of liquidity and capital; (xlv) the company’s successful execution of its liquidation strategy; (xlvi) the company’s expectation that its liquidity, credit facilities and capital resources will be sufficient to fund its operations for the foreseeable future while enabling it to maintain its qualification as a REIT under the requirements of the Internal Revenue Code of 1986, as amended; (xlvii) the company’s expectation that it will access the capital markets when appropriate to support its business operations; (xlviii) the company’s intention to execute its stock repurchase program while maintaining its targeted cash and liquidity levels and preserving its flexibility to engage in a modest level of off-balance sheet securitizations if the company believes such transactions to be advantageous; (xlix) that the company’s future declarations of dividends will be subject to its earnings, financial position, capital requirements, contractual restrictions and other relevant factors; and (l) the company’s beliefs with respect to its legal proceedings.

The company cautions that these statements are qualified by important factors that could cause its actual results to differ materially from expected results in the forward-looking statements. Such factors include, but are not limited to, (i) the condition of the U.S. economy and financial system; (ii) the interest rate environment; (iii) the effect of increasing competition in the company’s sector; (iv) the condition of the markets for whole loans and mortgage-backed securities; (v) the stability of residential property values; (vi) the company’s ability to comply with the requirements applicable to REITs; (vii) the company’s ability to increase its portfolio income; (viii) the company’s ability to continue to maintain low loan acquisition costs; (ix) the potential effect of new state or federal laws and regulations; (x) the company’s ability to maintain adequate credit facilities to finance its business; (xi) the outcome of litigation or regulatory actions pending against the company; (xii) the company’s ability to adequately hedge the fair value of its assets and cash flows; (xiii) the accuracy of the assumptions regarding the company’s repurchase allowance and residual valuations, prepayment speeds and loan loss allowance; (xiv) the ability to finalize forward sale commitments; (xv) the ability to deliver loans in accordance with the terms of forward sale commitments; (xvi) the assumptions underlying the company’s risk management practices; and (xvii) the ability of the company’s servicing platform to maintain high performance standards. Additional information on these and other factors is contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2004, the company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005 and the company’s other periodic filings with the Securities and Exchange Commission.

The company assumes no, and hereby disclaims any, obligation to update the forward-looking statements contained in this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2005 and December 31, 2004

(Dollars in thousands, except share amounts)

	September 30, 2005 (unaudited)	December 31, 2004
Assets
Cash and cash equivalents	$530,059	842,854
Restricted cash	771,341	454,035
Mortgage loans held for sale	8,570,862	3,922,865
Mortgage loans held for investment, net of allowance of $177,759 and $90,227, respectively	18,330,313	13,195,324
Residual interests in securitizations	172,111	148,021
Mortgage servicing assets	54,310	8,249
Accrued interest receivable	112,151	66,208
Income taxes, net	111,335	180,840
Office property and equipment, net	80,085	47,266
Goodwill, net	93,211	12,717
Prepaid expenses and other assets	261,465	173,565

Total assets	$29,087,243	19,051,944

Liabilities and Stockholders’ Equity
Credit facilities on mortgage loans held for sale	$8,218,122	3,704,268
Financing on mortgage loans held for investment, net	18,226,819	13,105,973
Accounts payable and accrued liabilities	488,092	320,108
Convertible senior notes, net	4,931	5,392
Notes payable	45,318	37,638

Total liabilities	26,983,282	17,173,379

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized 10,000,000 shares; issued and outstanding 4,500,000 and zero shares at September 30, 2005 and December 31, 2004, respectively	45	—
Common stock, $0.01 par value, Authorized 300,000,000 shares; issued and outstanding 56,502,453 and 54,702,623 shares at September 30, 2005 and December 31, 2004, respectively	565	547
Additional paid-in capital	1,262,969	1,108,590
Accumulated other comprehensive income (loss)	48,084	(4,700)
Retained earnings, restricted	809,006	781,627

	2,120,669	1,886,064
Deferred compensation costs	(16,708)	(7,499)

Total stockholders’ equity	2,103,961	1,878,565

Total liabilities and stockholders’ equity	$29,087,243	19,051,944

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Dollars in thousands, except per share and share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income	$494,621	264,923	1,246,553	609,186
Interest expense	(290,899)	(106,784)	(671,535)	(230,054)

Net interest income	203,722	158,139	575,018	379,132
Provision for losses on mortgage loans held for investment	(38,542)	(25,769)	(105,655)	(62,750)

Net interest income after provision for losses	165,180	132,370	469,363	316,382
Other operating income:
Gain on sale of mortgage loans	176,241	203,390	454,697	620,417
Servicing income	10,203	7,568	23,556	21,217
Other income	4,986	2,950	12,257	3,779

Total other operating income	191,430	213,908	490,510	645,413

Operating expenses:
Personnel	146,575	99,038	423,158	289,004
General and administrative	49,823	40,783	133,922	105,166
Advertising and promotion	25,661	16,978	66,204	46,227
Professional services	11,580	7,367	29,063	20,433

Total operating expenses	233,639	164,166	652,347	460,830

Earnings before income taxes	122,971	182,112	307,526	500,965
Income tax expense	2,867	74,833	7,583	204,064

Net earnings	120,104	107,279	299,943	296,901
Dividends on preferred stock	2,567	—	2,852	—

Net earnings available to common stockholders	$117,537	107,279	297,091	296,901

Basic earnings per share	$2.10	3.21	5.37	8.93
Diluted earnings per share	$2.04	2.53	5.18	7.10
Basic weighted average shares outstanding	55,870,410	33,404,837	55,345,952	33,241,323
Diluted weighted average shares outstanding	57,598,055	42,908,655	57,421,474	42,362,084

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings	$120,104	107,279	299,943	296,901
Net unrealized gains (losses) on derivative instruments designated as hedges	66,977	(51,454)	44,371	(19,330)
Reclassification adjustment into earnings for realized losses on derivative instruments	2,375	705	9,862	—
Tax effect	(600)	20,977	(1,449)	7,891

Comprehensive income	$188,856	77,507	352,727	285,462

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2005

(In thousands, except per share amounts)

	Preferred shares outstanding	Preferred stock amount	Common shares outstanding	Common stock amount	Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained earnings, restricted	Deferred compensation	Total
Balance December 31, 2004	—	$—	54,703	$547	1,108,590	(4,700)	781,627	(7,499)	1,878,565
Proceeds from issuance of common stock	—	—	1,744	17	24,851	—	—	—	24,868
Proceeds from issuance of preferred stock	4,500	45	—	—	108,619	—	—	—	108,664
Cancelled shares related to stock awards	—	—	(224)	(2)	(11,743)	—	—		(11,745)
Conversion of convertible senior notes	—	—	15	—	500	—	—	—	500
Issuance of restricted stock, net	—	—	264	3	14,863	—	—	(14,866)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	5,657	5,657
Net earnings	—	—	—	—	—	—	299,943	—	299,943
Tax benefit related to non-qualified stock options	—	—	—	—	17,289	—	—	—	17,289
Other comprehensive income, net of tax	—	—	—	—	—	52,784	—	—	52,784
Dividends declared on common stock, $4.80 per share	—	—	—	—	—	—	(269,712)	—	(269,712)
Dividends on preferred stock, $0.63 per share	—	—	—	—	—	—	(2,852)	—	(2,852)

Balance September 30, 2005 (unaudited)	4,500	$45	56,502	$565	1,262,969	48,084	809,006	(16,708)	2,103,961

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net earnings	$299,943	296,901
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	95,411	17,433
Cash flows received from residual interests	15,021	43,391
Accretion of Net Interest Receivables, or “NIR”	(11,949)	(18,629)
NIR gains/discounts	36,106	(35,375)
Initial deposits to over-collateralization accounts	(70,913)	(20,040)
Retained bond	—	(3,510)
Servicing gains	(60,927)	(4,508)
Fair value adjustment of residual securities	7,645	6,361
Provision for losses on mortgage loans held for investment	105,655	62,750
Provision for repurchase losses	8,098	3,722
Mortgage loans originated or acquired for sale	(30,215,340)	(23,072,756)
Mortgage loan sales, net	25,453,537	22,464,159
Principal payments on mortgage loans held for sale	209,084	93,553
Increase in credit facilities on mortgage loans held for sale	4,513,854	510,371
Tax benefit related to non-qualified stock options	17,289	—
Net change in other assets and liabilities	39,746	(74,708)

Net cash provided by operating activities	442,260	269,115

Cash flows from investing activities:
Mortgage loans originated or acquired for investment, net	(10,273,642)	(7,622,891)
Principal payments on mortgage loans held for investment	4,984,710	1,442,366
Purchases of office property and equipment	(46,761)	(20,020)
Acquisition of net assets	(80,573)	—
Sale of mortgage servicing rights	8,477	15,184

Net cash used in investing activities	(5,407,789)	(6,185,361)

Cash flows from financing activities:
Proceeds from issuance of financing on mortgage loans held for investment, net	9,792,230	7,410,872
Repayments of financing on mortgage loans held for investment	(4,688,033)	(1,365,980)
Proceeds from issuance of preferred stock	108,664	—
Proceeds from notes payable	23,097	22,769
Repayment of notes payable	(15,417)	(10,485)
Change in restricted cash	(317,306)	(242,468)
Payment of dividends on common stock	(259,067)	(18,930)
Payment of dividends on preferred stock	(2,852)	—
Net proceeds from issuance of stock	25,368	7,968
Purchase of common stock	(13,950)	—

Net cash provided by financing activities	4,652,734	5,803,746

Net decrease in cash and cash equivalents	(312,795)	(112,500)
Cash and cash equivalents, beginning of period	842,854	278,598

Cash and cash equivalents, end of period	$530,059	166,098

Supplemental cash flow disclosure:
Interest paid	$280,871	217,811
Income taxes paid (refunded)	(72,509)	284,595
Supplemental non-cash financing activity:
Restricted stock issued	14,866	5,782
Accrued dividends	93,183	7,838

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2005 and 2004

1. Basis of Presentation

New Century TRS Holdings, Inc. (formerly known as New Century Financial Corporation), a Delaware corporation (“New Century TRS”), was incorporated on November 17, 1995. New Century Mortgage Corporation, a wholly-owned subsidiary of New Century TRS (“New Century Mortgage”), commenced operations in February 1996 and is a mortgage finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by first and second mortgages on single-family residences. NC Capital Corporation, a wholly-owned subsidiary of New Century Mortgage (“NC Capital”), was formed in December 1998 to conduct the secondary marketing activities of New Century (as defined below). New Century Credit Corporation (formerly known as Worth Funding Incorporated), a wholly-owned subsidiary of New Century (“New Century Credit”), was acquired in March 2000 by New Century Mortgage. NC Residual IV Corporation, a wholly-owned subsidiary of New Century (“NCRIV”), was formed in September 2004 to hold a portfolio of mortgage loans held for investment. After consummation of the Merger (defined below), New Century purchased New Century Credit from New Century Mortgage. The terms “New Century,” “Company,” “we,” “our,” and “us” refer to New Century Financial Corporation, except where the context otherwise requires.

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

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into New Century TRS, with New Century TRS as the surviving corporation, (ii) each outstanding share of New Century TRS’s common stock was converted into the right to receive one share of common stock, par value of $0.01 per share, of New Century, (iii) New Century TRS became a wholly-owned subsidiary of New Century and changed its name from “New Century Financial Corporation” to “New Century TRS Holdings, Inc.,” and (iv) “New Century REIT, Inc.” changed its name to “New Century Financial Corporation.” The Merger was consummated and became effective on October 1, 2004, and was accounted for on an “as if pooling basis.” These condensed consolidated financial statements give retroactive effect to the Merger for the periods presented. Accordingly, under “as if pooling accounting,” the assets and liabilities of New Century TRS transferred to New Century in connection with the Merger have been accounted for at historical amounts as if New Century TRS was transferred to New Century as of the earliest date presented and the condensed consolidated financial statements of New Century prior to the Merger include the results of operations of New Century TRS. Stockholders’ equity amounts presented for years prior to the formation of New Century are those of New Century TRS, adjusted for the Merger exchange rate.

On September 29, 2004, in contemplation of the Merger, New Century TRS requested that The Nasdaq Stock Market, Inc. suspend the listing of the shares of New Century TRS’s common stock on the Nasdaq National Market prior to the commencement of trading on October 1, 2004. Shares of New Century’s common stock, which were issued in exchange for then outstanding shares of New Century TRS common stock on a one-for-one basis in connection with the Merger, were approved for listing on the New York Stock Exchange, Inc. and commenced trading on October 1, 2004 under the ticker symbol “NEW.”

On September 2, 2005, Home123 Corporation, an indirect wholly-owned subsidiary of the Company (“Home123”), purchased certain assets and assumed certain related liabilities of RBC Mortgage Company, or RBC Mortgage. Such net assets are primarily related to the RBC Mortgage origination platform. The Company expects that the acquisition will enable it to expand its mortgage product offerings to include conventional mortgage loans, loans insured by the Federal Housing Administration and loans guaranteed by the Veterans Administration, its retail presence on a nationwide basis and its channels of distribution.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2005 and 2004

The purchase price for the net assets was $80.6 million, and was accounted for using the purchase method. Of the aggregate amount, $7.6 million was the fair value of assets acquired and $4.7 million was the fair value of liabilities assumed. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. Goodwill of $77.7 million was recorded at Home123. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed.

The notes to the financial statements, where applicable, discuss the results of operations of the origination platform acquired by the Company from RBC Mortgage in September 2005. Where the results are discussed, “newly-acquired” operations refer to the operations of the origination platform acquired from RBC Mortgage and “historical” operations refer to the operations of New Century that existed prior to the RBC Mortgage transaction.

The accompanying condensed consolidated financial statements include the consolidated financial statements of the Company’s wholly-owned subsidiaries, New Century TRS, New Century Credit, NCRIV and Home123. All material intercompany balances and transactions are eliminated in consolidation.

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in New Century’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Reclassification

Certain amounts from the prior year’s presentation have been reclassified to conform to the current year’s presentation.

Recent Accounting Developments

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 2003 except for mandatory redeemable financial instruments of nonpublic entities. The Company applied the provisions of SFAS 150 when the Company’s 9.125% Series A Cumulative Redeemable Preferred Stock was issued in the second quarter of 2005.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Securities and Exchange Commission (“SEC”) registrants originally would have been required to adopt SFAS 123R’s provisions at the beginning of their first interim period after June 15, 2005. On April 14, 2005, the SEC announced that registrants could delay adoption of SFAS 123R’s provisions until the beginning of their next fiscal year. The Company currently expects to adopt SFAS 123R on January 1, 2006, using the “modified prospective” transition method. The scope of SFAS 123R includes a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost must be recognized in the income statement over the vesting period of the award. Under the “modified prospective” transition method, awards that are granted, modified or settled beginning at the date of adoption will be measured and accounted for in accordance with SFAS 123R. In addition, expense must be recognized in the statement of income for unvested awards that were granted prior to the date of adoption. The expense will be based on the fair value determined at the grant date.

The notes to financial statements disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements. The Company currently provides pro forma disclosure as to the impact of SFAS 123 or SFAS 123R in footnote 1 of the Notes to Condensed Consolidated Financial Statements—Stock-Based Compensation.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2005 and 2004

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks.

Restricted Cash

As of September 30, 2005, restricted cash totaled $771.3 million, and included $57.0 million in cash held in a margin account associated with the Company’s interest rate risk management activities, $694.2 million in cash held in custodial accounts associated with its mortgage loans held for investment, $20.0 million in cash held in a cash reserve account in connection with its asset-backed commercial paper facility, and $166,000 in cash held in trust accounts on behalf of borrowers. As of December 31, 2004, restricted cash totaled $454.0 million, and included $58.2 million in cash held in a margin account associated with its interest rate risk management activities, $375.8 million in cash held in custodial accounts associated with its mortgage loans held for investment, and $20.0 million in cash held in a cash reserve account in connection with its asset-backed commercial paper facility.

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

In a securitization structured as a sale, the Company sells a pool of loans to a trust for a cash purchase price and a certificate evidencing its residual interest ownership in the trust. The trust raises the cash portion of the purchase price by selling senior certificates representing senior interests in the loans in the trust. Following the securitization, purchasers of senior certificates receive the principal collected, including prepayments, on the loans in the trust. In addition, they receive a portion of the interest on the loans in the trust equal to the specified “investor pass-through interest rate” on the principal balance. The Company receives the cash flows from the Residuals after payment of servicing fees, guarantor fees and other trust expenses if the specified over-collateralization requirements are met. Over-collateralization requirements are generally based on a percentage of the original or current unpaid principal balance of the loans and may be increased during the life of the transaction depending upon actual delinquency or loss experience. A NIMS transaction, through which certificates are sold that represent a portion of the spread between the coupon rate on the loans and the investor pass-through interest rate, may also occur

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2005 and 2004

concurrently with or shortly after a securitization. A NIMS transaction allows the Company to receive a substantial portion of the gain in cash at the closing of the NIMS transaction, rather than over the actual life of the loans.

The Annual Percentage Rate, or APR, on the mortgage loans is relatively high in comparison to the investor pass-through interest rate on the certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company estimates the future rate of prepayments, prepayment penalties that it will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company estimates average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.68% to 4.71% for adjustable-rate securities and 1.45% to 5.22% for fixed-rate securities. The estimated cumulative losses of the two securitizations completed in 2005 was 2.7%. The Company bases these estimates on historical loss data for the loans, the specific characteristics of the loans, and the general economic environment. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.76% at September 30, 2005. The Company estimates prepayments by evaluating historical prepayment performance of its loans and the impact of current trends. The Company uses a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). These prepayment curve and default estimates have resulted in weighted average lives of between 2.26 to 2.58 years for the Company’s adjustable-rate securities and 2.38 to 3.47 years for its fixed-rate securities. The estimated weighted average life of the two securitizations completed in 2005 was 2.56 years.

During the nine months ended September 30, 2005, the Company completed two securitizations structured as sales totaling $3.0 billion. The gain on sale recorded for the two securitizations was $71.6 million and the Company’s retained interests totaled $34.8 million.

During the nine months ended September 30, 2005, the Residuals provided $15.0 million in net cash flow to the Company. The Company performs an evaluation of the Residuals quarterly, taking into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. During the quarter ended September 30, 2005, the Company increased its prepayment rate assumptions based upon actual performance and made minor adjustments to certain other assumptions, resulting in a $3.2 million decrease in the fair value for the quarter that is recorded as a reduction to gain on sale of mortgage loans.

The bond and certificate holders and their securitization trusts have no recourse to the Company for failure of mortgage loan borrowers to pay when due. The Company’s Residuals are subordinate to the bonds and certificates until the bond and certificate holders are fully paid.

The Company is party to various transactions that have an off-balance sheet component. In connection with the Company’s off-balance sheet securitization transactions, as of September 30, 2005, there were $3.7 billion in loans owned by the off-balance sheet trusts. The trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to the Company in the event that the loans in the various trusts do not perform as expected. Because these trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, the Company has included only its residual interest in these loans on its condensed consolidated balance sheet. The performance of the loans in the trusts will impact the Company’s ability to realize the current estimated fair value of these residual assets.

Derivative Instruments Designated as Hedges

The Company accounts for certain Euro Dollar futures and interest rate cap contracts designated and documented as cash flow hedges pursuant to the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Pursuant to SFAS 133, these contracts have been designated as hedging the exposure to variability of cash flows from the Company’s variable rate financing on mortgage loans held for investment attributable to changes in interest rates. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported in other comprehensive income and the ineffective portion be reported in current earnings. Additionally, certain Euro Dollar futures contracts were designated as hedges of the fair values of certain mortgage loans held for investment and certain mortgage loans held for sale pursuant to SFAS 133. Fair value hedge accounting requires that for a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk be reported in current earnings.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2005 and 2004

Comprehensive income

Comprehensive income includes unrealized gains and losses that are excluded from the Company’s consolidated statement of earnings and are reported as a separate component in stockholders’ equity as accumulated other comprehensive income (loss). The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges.

The following table presents a summary of the activity for the accumulated other comprehensive income (loss) for the nine months ended September 30, 2005 (dollars in thousands):

Balance, beginning of period	$(4,700)
Net unrealized gain on derivative instruments designated as hedges	44,371
Reclassification adjustment into earnings for realized loss on derivative instruments	9,862
Tax effect	(1,449)

Balance, end of period	$48,084

Income Taxes

The Company is a REIT for federal income tax purposes and is not generally required to pay federal and most state income taxes if it meets the REIT requirements of the Internal Revenue Code of 1986, as amended, or the Code. Also, each of the Company’s subsidiaries that meet the requirements of the Code to be a qualified REIT subsidiary, or a QRS, are not generally required to pay federal and most state income taxes. However, the Company must recognize income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” (“SFAS 109”) for each of its taxable REIT subsidiaries, or TRS, whose income is fully taxable at regular corporate rates.

SFAS 109 requires that inter-period income tax allocation be based on the asset and liability method. Accordingly, the Company recognizes the tax effects of temporary differences between its tax and financial reporting bases of assets and liabilities that will result in taxable or deductible amounts in future periods.

Stock-Based Compensation

The Company has elected to follow APB 25 and related interpretations in accounting for employee stock options rather than the fair value accounting allowed by SFAS 123. APB 25 provides that compensation expense relative to the Company’s employee stock options is recorded over the vesting period if the current market price of the underlying stock exceeds the exercise price on the date of grant. Under SFAS 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2005 and 2004

disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

The fair value of each stock option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of stock options granted and the weighted average underlying assumptions used to estimate those values for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Fair value	$10.87	26.21	9.23	19.66
Expected life (years)	4.5	4.5	4.5	4.5
Risk-free interest rate	3.9%	3.4	4.2	3.3
Volatility	59.4%	59.5	60.5	52.8
Expected annual dividend yield	12.5%	1.6	13.7	1.8

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2005 and 2004

As of September 30, 2005 and 2004, there were stock options outstanding for the purchase of 3,998,657 and 5,352,422 shares, respectively, of the Company’s common stock. The following table shows the pro forma net income as if the fair value method of SFAS 123 had been used to account for stock-based compensation expense (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic net earnings available to common shareholders:
As reported	$117,537	107,279	297,091	296,901
Compensation expense, net of related tax effects	(1,782)	(1,562)	(4,971)	(4,066)

Pro forma	$115,755	105,717	292,120	292,835

Diluted net earnings available to common shareholders:
As reported	$117,507	108,576	297,156	300,705
Compensation expense, net of related tax effects	(1,782)	(1,562)	(4,971)	(4,066)

Pro forma	$115,725	107,014	292,185	296,639

Basic earnings per share:
As reported	$2.10	3.21	5.37	8.93
Pro forma	2.07	3.16	5.28	8.81
Diluted earnings per share:
As reported	$2.04	2.53	5.18	7.10
Pro forma	2.03	2.53	5.15	7.10
Basic weighted average shares outstanding:
As reported	55,870	33,405	55,346	33,241
Pro forma	55,870	33,405	55,346	33,241
Diluted weighted average shares outstanding:
As reported	57,598	42,909	57,421	42,362
Pro forma	56,909	42,241	56,747	41,754

2. Mortgage Loans Held for Sale

A summary of mortgage loans held for sale, at the lower of cost or market at September 30, 2005 and December 31, 2004, is as follows (dollars in thousands):

	September 30, 2005	December 31, 2004
First trust deeds	$7,881,625	3,677,255
Second trust deeds	643,228	197,362
Net deferred origination costs and other	46,009	48,248

	$8,570,862	3,922,865

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2005 and 2004

At September 30, 2005, the Company had mortgage loans held for sale of approximately $58.6 million on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $2.8 million for the nine months ended September 30, 2005.

3. Mortgage Loans Held for Investment

For the three and nine months ended September 30, 2005, the Company securitized $2.1 billion and $11.0 billion in loans, respectively, through transactions structured as financings, resulting in an increase in its mortgage loans held for investment. As of September 30, 2005, the balance of mortgage loans held for investment included $30.8 million of mortgage loans held for investment that were not yet securitized. A summary of the components of mortgage loans held for investment at September 30, 2005 and December 31, 2004 is as follows (dollars in thousands):

	September 30, 2005	December 31, 2004
Mortgage loans held for investment:
Unpaid principal balance of mortgage loans	$18,358,892	13,169,595
Allowance for loan losses	(177,759)	(90,227)
Net deferred origination costs	149,180	115,956

	$18,330,313	13,195,324

At September 30, 2005, the Company had mortgage loans held for investment of approximately $479.2 million on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $20.0 million for the nine months ended September 30, 2005.

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Beginning balance	$145,565	61,307	90,227	26,251
Additions	38,542	25,769	105,655	62,750
Charge-offs	(6,348)	(2,420)	(18,123)	(4,345)

	$177,759	84,656	177,759	84,656

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2005 and 2004

4. Residual Interests in Securitizations

Residual interests in securitizations consisted of the following components at September 30, 2005 and December 31, 2004 (dollars in thousands):

	September 30, 2005	December 31, 2004
Over-collateralization account	$220,859	158,755
Net interest receivable (NIR)	(48,748)	(10,734)

	$172,111	148,021

Residual interests in securitizations are recorded at estimated fair value, which is based on estimated discounted cash flows. The over-collateralization account in the table above represents the current, un-discounted balance of the over-collateralization accounts at period end. The net interest receivable, or NIR, balance represents the difference between the estimated discounted cash flows less the un-discounted value of the over-collateralization accounts, resulting in the presentation above.

The following table summarizes the activity in the over-collateralization, or OC, accounts for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Nine Months Ended September 30,
	2005	2004
Balance, beginning of period	$158,755	169,905
Initial deposits to OC accounts	70,913	—
Additional deposits to OC accounts	1,834	20,880
Release of cash from OC accounts	(10,643)	(10,052)

Balance, end of period	$220,859	180,733

The following table summarizes activity in the NIR accounts for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Nine Months Ended September 30,
	2005	2004
Balance, beginning of period	$(10,734)	9,593
NIR gains (discounts)	(36,106)	35,375
Cash received from NIRs	(6,212)	(34,179)
Accretion of NIRs	11,949	18,629
Fair value adjustment	(7,645)	(6,361)

Balance, end of period	$(48,748)	23,057

During the nine months ended September 30, 2005, the Company completed two securitizations structured as sales totaling $3.0 billion. During the nine months ended September 30, 2004, the Company completed two securitizations structured as sales, related to its investment in Carrington Mortgage Credit Fund I, LP (“Carrington”). Purchasers of securitization bonds

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2005 and 2004

and certificates have no recourse against the other assets of the Company, other than the assets of the trust. The value of the Company’s retained interests is subject to credit, prepayment and interest rate risk on the transferred financial assets.

5. Mortgage Servicing Assets

Mortgage servicing assets represent the estimated fair value of our mortgage loan servicing rights. The following table summarizes activity in the mortgage servicing assets for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Nine Months Ended September 30,
	2005	2004
Balance, beginning of period	$8,249	1,900
Additions	60,927	4,508
Sales of servicing rights	(8,477)	—
Amortization	(6,389)	(1,113)

Balance, end of period	$54,310	5,295

The Company records mortgage servicing assets when it sells loans on a servicing-retained basis and when it sells loans through whole loan sales to an investor in the current period and sells the servicing rights to a third party in a subsequent period.

The addition of $60.9 million for the nine months ended September 30, 2005 includes: (i) $35.8 million of servicing rights retained by the Company in certain of its whole loan sales to Carrington, (ii) $8.7 million of servicing rights related to the securitization structured as a sale completed in June 2005 (which was subsequently sold to a third party in August 2005 for $8.5 million) and (iii) $16.4 million of servicing rights related to the securitization structured as a sale completed in September 2005 (which will be sold to a third party in November 2005 for $16.4 million).

6. Goodwill

Goodwill is recorded in connection with the acquisition of new subsidiaries or net assets and is included in prepaid expenses and other assets. As of September 30, 2005 and December 31, 2004, the Company had goodwill of $93.2 million and $12.7 million, respectively. No impairment was recognized during the nine months ended September 30, 2005.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2005 and 2004

7. Credit Facilities and Other Short-Term Borrowings

Credit facilities and other short-term borrowings consist of the following at September 30, 2005 and December 31, 2004 (dollars in thousands):

	September 30, 2005	December 31, 2004
A $2.0 billion asset-backed commercial paper facility for Von Karman Funding LLC, a wholly-owned subsidiary of New Century Mortgage, expiring in September 2006, secured by mortgage loans held for sale and cash generated through the sale of loans, bearing interest based on a margin over one-month LIBOR.	$—	—

A $2.0 billion master repurchase agreement ($1 billion of which is uncommitted) among New Century Mortgage, NC Capital, NC Residual II, New Century Credit and Bank of America, N.A. expiring in September 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	1,089,106	975,119

A $1.0 billion master repurchase agreement among New Century Mortgage, Home 123 and Bank of America expiring in September 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	76,504	—

A $1.0 billion master repurchase agreement among New Century Credit, NC Residual II Corporation, a wholly-owned subsidiary of NC Capital (“NC Residual II”), New Century Mortgage, NC Capital and Barclays Bank PLC expiring in November 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. This facility was temporarily increased to $2.0 billion until October 2005. The Company expects to either renew or extend this facility prior to its expiration.	1,399,878	43,917

An $800 million aggregation uncommitted facility from Bear Stearns Mortgage Capital Corporation expiring in November 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to either renew or extend this facility prior to its expiration.	358,471	428,397

An $850 million master repurchase agreement among New Century Credit, New Century Mortgage, NC Capital, NC Residual II, Home123 and IXIS Real Estate Capital Inc. expiring in October 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	605,338	617,141

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2005 and 2004

	September 30, 2005	December 31, 2004
A $150 million master repurchase agreement between New Century Funding SB-1, a Delaware business trust and wholly-owned subsidiary of New Century Mortgage, and Citigroup Global Markets Reality Corp., successor to Salomon Brothers Reality Corp., expiring in December 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to either renew or extend this facility prior to its expiration.	—	—

A $650 million repurchase agreement among New Century Credit, NC Capital and Citigroup Global Markets expiring in December 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company has the ability to increase the size of this facility to $800 million provided that the value of the loans outstanding at any one time under this facility and the $150 million facility set forth immediately above may not exceed $800 million in the aggregate. The Company expects to renew or extend the termination date for this facility prior to its expiration.	556,124	260,025

A $150 million master loan and security agreement among New Century Mortgage, NC Capital, New Century and Citigroup Global Markets expiring in December 2005, secured by delinquent loans and REO properties, bearing interest based on a margin over one-month LIBOR. The Company expects to either renew or extend this facility prior to its expiration.	74,919	959

A $250 million repurchase agreement between New Century Mortgage and Citigroup Global Markets expiring in December 2005, secured by small balance commercial mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	43,658	54,398

A $1.0 billion master loan and security agreement among New Century Credit, New Century Mortgage, NC Capital, Home123 and Credit Suisse First Boston Mortgage Capital LLC expiring in November 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to renew or extend this facility prior to its expiration.	665,797	—

A $1.0 billion master repurchase agreement among New Century Credit, New Century Mortgage, NC Capital, Home123 and Deutsche Bank Securities Inc. expiring in September 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	489,183	—

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2005 and 2004

	September 30, 2005	December 31, 2004
A $2.0 billion master loan and security agreement among New Century Credit, New Century Mortgage, NC Capital, NC Residual II, Morgan Stanley Bank, Concord Minutemen Capital Company, LLC and Morgan Stanley Mortgage Capital Inc. expiring in February 2007, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	1,110,629	959,822

A $2.0 billion asset-backed note purchase and security agreement ($500 million of which is uncommitted) between New Century Funding I, a special-purpose vehicle established as a Delaware statutory trust, which is a wholly-owned subsidiary of New Century Mortgage, and UBS Real Estate Securities Inc. expiring in June 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	1,763,745	1,141,167

Less: Credit facility amounts reclassified to financing on mortgage loans held for investment	(15,230)	(776,677)

	$8,218,122	3,704,268

The various credit facilities contain certain restrictive financial and other covenants that require the Company to, among other things, restrict dividends, maintain certain levels of net worth, liquidity, available borrowing capacity and debt-to-net worth ratios and comply with regulatory and investor requirements. The Company was in compliance with these covenants at September 30, 2005.

8. Financing on Mortgage Loans Held for Investment

When the Company sells loans through securitizations structured as financings, the related bonds are added to its balance sheet. As of September 30, 2005 and December 31, 2004, the financing on mortgage loans held for investment consisted of the following (dollars in thousands):

	September 30, 2005	December 31, 2004
Securitized bonds	$18,254,838	12,379,524
Short-term financing on retained bonds	4,884	23,616
2003-NC5 NIM bond	—	7,583
2005-NC3 NIM bond	22,827	—
Debt issuance costs	(70,960)	(81,427)
Credit facility amounts reclassified from warehouse credit facilities	15,230	776,677

Total financing on mortgage loans held for investment	$18,226,819	13,105,973

The Company’s maturity of financing on mortgage loans held for investment is based on certain prepayment assumptions. The Company estimates the average life of its various securitized loan pools to be between 1.8 and 3.9 years. The following table

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2005 and 2004

reflects the estimated maturity of the financing on mortgage loans held for investment as of September 30, 2005 (dollars in thousands):

Due in less than 1 year	$5,298,181
Due in 2 years	5,254,780
Due in 3 years	2,259,611
Thereafter	5,414,247

$18,226,819

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

On November 22, 2004, New Century TRS commenced an offer, upon the terms and subject to the conditions described in the prospectus related to the offer and the accompanying letter of transmittal, to convert all the outstanding convertible senior notes into shares of New Century common stock, cash, or a combination of both. The offer and withdrawal rights expired at midnight, New York City time, on December 23, 2004. On December 24, 2004, New Century TRS accepted for payment $204.5 million, or approximately 97.4%, of the $210.0 million aggregate principal amount of the convertible senior notes then outstanding, which constituted all of the convertible senior notes validly tendered and not withdrawn. In the aggregate, the holders who tendered their convertible senior notes for conversion in the offer received 6,236,431 shares of New Century common stock, which included 359,796 shares for additional consideration and an additional $3.4 million in cash for accrued interest through that date. On June 27, 2005, a holder of New Century TRS’s convertible senior notes proposed, and the Company agreed, to convert $500,000 principal amount of convertible senior notes into 15,014 shares of its common stock. In connection with the conversion, the Company made a cash payment to the holder of $51,104, which included a conversion incentive fee and accrued interest through that date.

As of September 30, 2005, the number of shares of New Century’s common stock into which the remaining convertible senior notes were convertible was 154,679, subject to certain adjustments under the terms of the convertible senior notes. For example, the terms of the convertible senior notes allow for the conversion rate to adjust if the Company’s dividend rate increases generally above a dividend yield of 1.75%, subject to certain other factors. As of September 30, 2005, the maximum number of shares of New Century’s common stock into which the remaining untendered convertible senior notes were convertible was 176,637, subject to certain adjustments under the terms of the convertible senior notes. On October 31, 2005, concurrent with the payment of a cash dividend of $1.65 per share, the number of shares into which the remaining convertible senior notes were convertible was adjusted to 159,009.

10. Series A Cumulative Redeemable Preferred Stock Offering

In June 2005, the Company sold 4,500,000 shares of its Series A Cumulative Redeemable Preferred Stock, including 300,000 shares to cover overallotments. The offering provided $108.7 million in net proceeds. The shares have a liquidation value of $25.00 per share and pay an annual coupon of 9.125% and are not convertible into any other securities. The Company may, at its option, redeem the Series A Cumulative Redeemable Preferred Stock, in the aggregate or in part, at any time on or after June 21, 2010. As such, this stock is not considered mandatorily or contingently redeemable under the

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2005 and 2004

provisions of SFAS 150 and is therefore classified as a component of equity. The Company paid preferred stock dividends for the second and third quarters on September 30, 2005, and, as a result, accrued preferred stock dividends were zero as of September 30, 2005.

11. Interest Income

The following table presents the components of interest income for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest on mortgage loans held for investment	$342,105	148,308	905,652	325,117
Interest on mortgage loans held for sale - Historical	144,440	112,382	319,470	270,445
Interest on mortgage loans held for sale - Newly-acquired	1,436	—	1,436	—
Residual interest income	4,022	4,193	11,949	13,551
Other interest income	2,618	40	8,046	73

	$494,621	264,923	1,246,553	609,186

12. Interest Expense

The following table presents the components of interest expense for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest on financing on mortgage loans held for investment	$196,376	62,347	474,742	128,762
Interest on credit facilities and other short-term borrowings - Historical	84,815	41,013	181,871	90,699
Interest on credit facilities and other short-term borrowings - Newly-acquired	1,115	—	1,115	—
Interest on convertible senior notes	67	2,126	190	6,376
Other interest expense	8,526	1,298	13,617	4,217

	$290,899	106,784	671,535	230,054

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2005 and 2004

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

In 2003, the Company began applying hedge accounting as defined by SFAS 133 for certain derivative financial instruments used to hedge cash flows related to its financing on mortgage loans held for investment. In June 2004, the Company began applying hedge accounting for certain derivative financial instruments to hedge the fair value of certain of its mortgage loans held for investment and certain of its mortgage loans held for sale. The Company designates certain derivative financial instruments, Euro Dollar futures and interest rate cap contracts as hedge instruments under SFAS 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented.

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

When hedge accounting is discontinued because the Company determines that the derivative no longer qualifies as an effective hedge, the derivative will continue to be recorded on the condensed consolidated balance sheet at its fair value. Any change in the fair value of a derivative no longer qualifying as an effective hedge is recognized in current period earnings. When a hedge is terminated, it is derecognized at the time of termination. For terminated cash flow hedges or cash flow hedges that no longer qualify as effective, the effective position previously recorded is recorded in earnings when the hedged item affects earnings.

Cash Flow Hedge Instruments - For derivative financial instruments designated as cash flow hedge instruments, the Company evaluates the effectiveness of these hedges against the variable rate interest payments related to its financing on mortgage loans held for investment being hedged to ensure there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the cash flows as a result of changes in the benchmark LIBOR interest rate, which affect the interest payments related to its financing on mortgage loans held for investment (variable rate debt) being hedged, the Company uses derivatives classified as cash flow hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income during the current period, and reclassified into earnings in the period(s) during which the hedged transaction affects earnings pursuant to SFAS 133. The ineffective portion and/or remaining gain or loss on the derivative instrument is recognized in earnings in the current period. During the three and nine months ended September 30, 2005, the Company recognized a gain of $2.2 million and $5.8 million, respectively, from the ineffective portion of these hedges. For the three and nine months ended September 30, 2004, the Company recorded a charge to earnings of approximately $0.7 million and zero, respectively, for the ineffective portion of these hedges.

As of September 30, 2005, the Company had open Euro Dollar futures contracts that were designated as hedging the variability in expected cash flows from the variable rate debt related to its financing on mortgage loans held for investment. The fair value of these contracts at September 30, 2005 was a $79.5 million asset and is included in prepaid expenses and other assets. The fair value of these contracts at September 30, 2004 was a $21.5 million liability, and is included in accounts payable and accrued liabilities. For the three and nine months ended September 30, 2005, the Company recognized a gain of $11.3 million and $31.9 million, respectively, attributable to cash flow hedges, which has been recorded as a reduction of interest expense related to the Company’s financing on mortgage loans held for investment. Additionally, certain Euro Dollar futures contracts were terminated during the fourth quarter of 2004 in connection with the transfer of certain assets from New Century TRS to New Century. The fair value of the contracts at the termination date of ($30.9) million is being amortized from other comprehensive income over the original hedge period, as the hedged transaction affects future earnings. The

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2005 and 2004

amortization of $3.2 million and $9.3 million, respectively, for the three and nine months ended September 30, 2005 have been recorded as an increase in interest expense related to the Company’s financing on mortgage loans held for investment. As of September 30, 2005, the related other comprehensive income balance was ($21.6) million.

Fair Value Hedge Instruments - For derivative financial instruments designated as fair value hedge instruments, the Company evaluates the effectiveness of these hedges against the fair value of the asset being hedged to ensure that there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the fair value of the hedged assets as a result of changes in the benchmark LIBOR interest rate, the Company uses derivatives classified as fair value hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying fair value hedges, changes in the fair value of the derivative instruments and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in current earnings pursuant to SFAS 133. For the three and nine months ended September 30, 2005, the Company recognized a gain of $6.2 million and $11.0 million, respectively, which was substantially offset by changes in the fair value of the hedged assets. The gain (loss) has been included as a component of gain on sale of mortgage loans.

As of September 30, 2005, the Company had open Euro Dollar futures contracts that were designated as fair value hedges. The fair value of these contracts at September 30, 2005 was a $0.5 million liability and is included in accounts payable and accrued liabilities. The fair value of these contracts was substantially offset by changes in the fair value of the hedged assets.

Interest Rate Cap - Certain of the Company’s securitizations structured as financings are subject to interest rate cap contracts, or caplets, designated and documented as cash flow hedges, used to mitigate interest rate risk. The change in the fair value of these interest rate cap contracts is recorded in other comprehensive income each period. Amounts are reclassified out of other comprehensive income as the hedged transactions impact earnings. For the three and nine months ended September 30, 2005, the Company recorded interest expense of $1.3 million and $6.3 million, respectively, related to the amortization of the caplets. The related net change to other comprehensive income due to the amortization and change in fair value of the caplets was $0.2 million. At September 30, 2004, such caplets were not designated as hedges. The fair value of these caplets was $1.1 million at September 30, 2005 and is included in prepaid expenses and other assets.

During the nine months ended September 30, 2004, certain of the Company’s securitizations structured as financings were subject to interest rate cap contracts, not designated and documented as hedges, used to mitigate interest rate risk. The change in the fair value of these interest rate cap contracts is recorded through earnings each period, and is included as a component of interest expense. For the three and nine months ended September 30, 2004, the Company recognized a loss of $0.4 million and $0.7 million, respectively, related to the change in fair value of these cap contracts. The fair value of these cap contracts at September 30, 2004 was $0.2 million and is included in prepaid expenses and other assets. At September 30, 2005, all cap contracts were designated as hedges.

Non-designated Hedge Instruments - For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the period in which the changes occur. The change in the fair value of Euro Dollar futures contracts not designated and documented as hedges used to hedge the fair value of the Company’s residual assets is recorded through earnings each period, and is included as a component of gain on sale. During the three and nine months ended September 30, 2005, the Company recognized a loss of $3.0 million and $2.6 million, respectively, related to the change in fair value of these contracts. For the three and nine months ended September 30, 2004, the Company recognized a loss of $0.6 million and a gain $0.4 million, respectively, related to the change in the fair value of these contracts. The fair value of these contracts at September 30, 2004 was a $0.3 million liability and is included in accounts payable and accrued liabilities.

Interest Rate Locks - The Company is exposed to interest rate risk from the time an interest rate lock commitment (“IRLC”) is made to a residential mortgage applicant to the time the related mortgage loan is sold. Such interest rate risk is primarily related to the Company’s newly-acquired operations. During this period, the Company is exposed to losses if the mortgage interest rates rise, because the value of the IRLC or mortgage loan declines. IRLCs are derivative instruments under SFAS 133 and are recorded at fair value with the changes in fair value recognized in current period earnings as a component of gain on sale of loans. To manage this interest rate risk, the Company utilizes primarily forward sales commitments. The forward sales commitments are derivatives under SFAS 133 and are recorded at fair value with the changes in fair value recognized in current period earnings as a component of gain on sales of loans. The aggregate fair value of derivative loan commitments on

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2005 and 2004

the consolidated balance sheet was a net asset of $2.9 million at September 30, 2005, and is included in prepaids and other assets. The change in fair value that was recognized in the earnings during the third quarter was a gain of $2.8 million, and is included as a component of gain on sale of mortgage loans.

14. Income Taxes

Commencing in 2004, New Century has operated so as to qualify as a REIT for federal income tax purposes and filed a separate federal income tax return that does not include the operations of the Company’s non-REIT, or TRS, companies. Provided at least 90% of the taxable income of the REIT is distributed to stockholders in the manner prescribed by the Code, no income taxes are due on the income distributed in the form of dividends by the REIT. Effective tax rates for all periods reported upon in 2005 will therefore differ substantially from rates in 2004 when most of the operations of the Company were taxable. The table below outlines the calculation of tax expense and a comparison of the components comprising the differences in the tax rate for the consolidated group for the three and nine months ended 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005			2004	2005			2004
	REIT	TRS	Total	Non-REIT	REIT	TRS	Total	Non-REIT
Earnings before income taxes	$104,413	18,558	122,971	182,112	248,234	59,292	307,526	500,965
Taxable REIT earnings in excess of GAAP Earnings	39,234	29,559	68,793	N/A	104,639	328	104,967	N/A

Taxable REIT and taxable TRS income	143,647	48,117	191,764	182,112	352,873	59,620	412,493	500,965
Expected dividend paid deduction for REIT level companies	(143,647)	N/A	(143,647)	N/A	(352,873)	N/A	(352,873)	N/A

Taxable income after REIT dividend paid deduction	$—	48,117	48,117	182,112	—	59,620	59,620	500,965

Income tax expense by entity	—	(2,867)	(2,867)	(74,833)	—	(7,583)	(7,583)	(204,064)
Add back earnings before income taxes	104,413	18,558	122,971	182,112	248,234	59,292	307,526	500,965

Net earnings by entity	$104,413	15,691	120,104	107,279	248,234	51,709	299,943	296,901

Combined tax rate			2.33%	41.09%			2.47%	40.73%

For the nine months ended September 30, 2005, the Company’s taxable REIT income exceeded its dividends paid to date on its common and preferred stock by approximately $80 million and net earnings by approximately $27 million.

The Code makes available procedures and tax elections to allow a REIT to carry over such excess earnings into the first quarter of the next tax year to more evenly match its taxable income to generally accepted accounting principles income and facilitate a more orderly and evenly distributed dividend program. Properly employed, these elections allow a REIT to avoid paying either excise or regular income tax on any taxable earnings thus carried forward into 2006.

Accordingly, in order to more closely match its taxable REIT income and the long-term performance characteristics of its portfolio loan assets with its dividend program, the Company intends to apply any excess taxable REIT income at year-end to the regular first quarter 2006 dividend payment. Therefore, the Company has accrued no tax on the additional earnings of $80 million at September 30, 2005.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2005 and 2004

The Company’s third quarter 2005 results include a tax benefit adjustment of $14.8 million, or $0.26 per share, from finalizing amendments to its federal and state tax returns prompted by the completion of a recent Internal Revenue Service examination.

Additionally, during the third quarter of 2005, the Company executed mortgage subservicing agreements by and between its TRS and QRS. These agreements reduced the taxable income in the TRS by approximately $24.0 million for the three and nine months ended September 30, 2005. Such reduction resulted in tax savings of approximately $9.9 million in those periods.

15. Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic:
Net earnings	$120,104	107,279	299,943	296,901
Less: Preferred stock dividends	2,567	—	2,852	—

Net earnings available to common stockholders	$117,537	107,279	297,091	296,901

Weighted average number of common shares outstanding	55,870	33,405	55,346	33,241

Earnings per share	$2.10	3.21	5.37	8.93

Diluted:
Net earnings available to common stockholders	$117,537	107,279	297,091	296,901
Add: Interest and amortization of debt issuance costs on convertible senior notes, net of tax	(30)	1,297	65	3,804

Diluted net earnings	$117,507	108,576	297,156	300,705

Weighted average number of common shares outstanding	55,870	33,405	55,346	33,241
Dilutive effect of convertible senior notes, stock options and restricted stock	1,728	9,504	2,075	9,121

	57,598	42,909	57,421	42,362

Earnings per share	$2.04	2.53	5.18	7.10

For the three and nine months ended September 30, 2005, the Company has included the effect of approximately 155,000 and 160,000 shares of common stock, respectively, issuable upon conversion of its convertible senior notes in the computation of diluted earnings per share. For the three and nine months ended September 30, 2004, the Company has included the effect of approximately 6.0 million shares of common stock issuable upon conversion of its convertible senior notes in the computation of diluted earnings per share. Diluted earnings have been adjusted to add the interest expense and amortization of debt issuance costs recorded related to the convertible senior notes, net of the applicable income tax effect.

For the three months ended September 30, 2005 and 2004, options to purchase 1,100,000 and 437,000 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the nine months ended September 30, 2005 and 2004, options to purchase 489,000 and 24,000 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

16. Consolidating Financial Information

On February 14, 2005, New Century and New Century TRS entered into a second supplemental indenture in connection with New Century’s agreement to guarantee the payment of New Century TRS’s obligations with respect to its convertible senior notes (see Note 9—Convertible Senior Notes Private Offering).

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidating Schedule – Balance Sheet

September 30, 2005

(Dollars in thousands)

The following is consolidating information as to the financial condition, results of operations and cash flows of New Century:

	New Century Financial Corporation	New Century Residual IV Corporation	New Century Credit Corporation	New Century TRS Holdings, Inc.	Eliminations	Consolidated
Assets
Cash and cash equivalents	$332,768	—	1,000	196,291	—	530,059
Restricted cash	—	583,146	—	188,195	—	771,341
Mortgage loans held for sale, net	—	—	—	8,570,862	—	8,570,862
Mortgage loans held for investment, net	—	15,797,551	30,845	2,611,568	(109,651)	18,330,313
Residual interests in securitizations	—	—	—	172,111	—	172,111
Mortgage servicing assets	—	—	—	54,310	—	54,310
Accrued interest receivable	—	85,039	(122)	27,234	—	112,151
Income taxes, net	—	—	—	111,335	—	111,335
Office property and equipment, net	—	—	—	80,085	—	80,085
Goodwill, net	—	—	—	93,211	—	93,211
Prepaid expenses and other assets	385	106,582	73,169	29,529	51,800	261,465
Due to (from) affiliates	241,883	(146,290)	(27,954)	(67,639)	—	—
Investment in subsidiary	1,625,204	—	—	—	(1,625,204)	—

Total assets	$2,200,240	16,426,028	76,938	12,067,092	(1,683,055)	29,087,243

Liabilities and Stockholders’ Equity
Credit facilities on mortgage loans held for sale	$—	—	—	8,218,122	—	8,218,122
Financing on mortgage loans held for investment, net	—	15,614,811	15,230	2,607,368	(10,590)	18,226,819
Accounts payable and accrued liabilities	96,279	37,486	3,878	350,449	—	488,092
Convertible senior notes, net	—	—	—	4,931	—	4,931
Notes payable	—	—	—	45,318	—	45,318

Total liabilities	96,279	15,652,297	19,108	11,226,188	(10,590)	26,983,282

Commitments and contingencies
Stockholders’ equity:
Preferred stock	45	—	—	—	—	45
Common stock	565	—	—	—	—	565
Additional paid-in capital	1,246,261	450,152	3,000	—	(453,152)	1,246,261
Accumulated other comprehensive income (loss)	48,084	65,645	—	(17,561)	(48,084)	48,084
Retained earnings, restricted	809,006	257,934	54,830	858,465	(1,171,229)	809,006

Total stockholders’ equity	2,103,961	773,731	57,830	840,904	(1,672,465)	2,103,961

Total liabilities and stockholders’ equity	$2,200,240	16,426,028	76,938	12,067,092	(1,683,055)	29,087,243

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidating Schedule – Balance Sheet

December 31, 2004

(Dollars in thousands)

	New Century Financial Corporation	New Century Residual IV Corporation	New Century Credit Corporation	New Century TRS Holdings, Inc.	Eliminations	Consolidated
Assets
Cash and cash equivalents	$742,239	—	1,000	99,615	—	842,854
Restricted cash	9,000	274,408	—	170,627	—	454,035
Mortgage loans held for sale, net	—	—	—	3,922,865	—	3,922,865
Mortgage loans held for investment, net	—	8,582,010	806,479	3,834,614	(27,779)	13,195,324
Residual interests in securitizations	—	—	—	148,021	—	148,021
Mortgage servicing assets	—	—	—	8,249	—	8,249
Accrued interest receivable	—	43,374	1,328	21,506	—	66,208
Income taxes, net	—	—	—	180,840	—	180,840
Office property and equipment, net	—	—	—	47,266	—	47,266
Goodwill, net	—	—	—	12,717	—	12,717
Prepaid expenses and other assets	213	40,062	1,694	113,349	18,247	173,565
Due to (from) affiliates	(30,568)	44,288	39,006	(52,726)	—	—
Investment in subsidiary	1,240,315	—	—	—	(1,240,315)	—

Total assets	$1,961,199	8,984,142	849,507	8,506,943	(1,249,847)	19,051,944

Liabilities and Stockholders’ Equity
Credit facilities on mortgage loans held for sale	$—	—	—	3,704,268	—	3,704,268
Financing on mortgage loans held for investment, net	—	8,467,650	776,676	3,861,647	—	13,105,973
Accounts payable and accrued liabilities	82,634	8,277	59,853	169,344	—	320,108
Convertible senior notes, net	—	—	—	5,392	—	5,392
Notes payable	—	—	—	37,638	—	37,638

Total liabilities	82,634	8,475,927	836,529	7,778,289	—	17,173,379
Commitments and contingencies
Stockholders’ equity:
Common stock	547	—	—	—	—	547
Additional paid-in capital	1,101,091	450,152	3,000	—	(453,152)	1,101,091
Accumulated other comprehensive income (loss)	(4,700)	23,608	—	(28,307)	4,699	(4,700)
Retained earnings, restricted	781,627	34,455	9,978	756,961	(801,394)	781,627

Total stockholders’ equity	1,878,565	508,215	12,978	728,654	(1,249,847)	1,878,565

Total liabilities and stockholders’ equity	$1,961,199	8,984,142	849,507	8,506,943	(1,249,847)	19,051,944

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidating Schedule – Statements of Income

For the Three Months Ended

September 30, 2005 and 2004

(Dollars in thousands)

	September 30, 2005						September 30, 2004
	New Century Financial Corporation	New Century Residual IV Corporation	New Century Credit Corporation	New Century TRS Holdings, Inc.	Eliminations	Consolidated	New Century TRS Holdings, Inc.
Interest income	$2,477	298,912	8,880	200,909	(16,557)	494,621	264,923
Interest expense	—	(145,079)	(4,827)	(134,865)	(6,128)	(290,899)	(106,784)

Net interest income	2,477	153,833	4,053	66,044	(22,685)	203,722	158,139
Provision for losses on mortgage loans held for investment	—	(38,500)	—	(42)	—	(38,542)	(25,769)

Net interest income after provision for losses	2,477	115,333	4,053	66,002	(22,685)	165,180	132,370
Other operating income:
Gain on sale of mortgage loans	—	—	—	164,966	11,275	176,241	203,390
Servicing fees received (paid)	—	7,452	(142)	2,893	—	10,203	7,568
Other income	—	444	3,824	718	—	4,986	2,950
Equity in net earnings of subsidiary	120,463	—	—	—	(120,463)	—	—

Total other operating income	120,463	7,896	3,682	168,577	(109,188)	191,430	213,908

Operating expenses:
Personnel	1,946	—	—	144,629	—	146,575	99,038
General and administrative	798	—	—	49,025	—	49,823	40,783
Advertising and promotion	—	—	—	25,661	—	25,661	16,978
Professional services	92	—	—	11,488	—	11,580	7,367

Total operating expenses	2,836	—	—	230,803	—	233,639	164,166

Earnings before income taxes	120,104	123,229	7,735	3,776	(131,873)	122,971	182,112
Income tax expense	—	—	—	2,867	—	2,867	74,833

Net earnings	$120,104	123,229	7,735	909	(131,873)	120,104	107,279

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidating Schedule – Statements of Income

For the Nine Months Ended

September 30, 2005 and 2004

(Dollars in thousands)

	September 30, 2005						September 30, 2004
	New Century Financial Corporation	New Century Residual IV Corporation	New Century Credit Corporation	New Century TRS Holdings, Inc.	Eliminations	Consolidated	New Century TRS Holdings, Inc.
Interest income	$7,051	716,789	55,309	507,084	(39,680)	1,246,553	609,186
Interest expense	(5,200)	(313,764)	(18,935)	(327,508)	(6,128)	(671,535)	(230,054)

Net interest income	1,851	403,025	36,374	179,576	(45,808)	575,018	379,132
Provision for losses on mortgage loans held for investment	—	(104,201)	—	(1,454)	—	(105,655)	(62,750)

Net interest income after provision for losses	1,851	298,824	36,374	178,122	(45,808)	469,363	316,382
Other operating income:
Gain on sale of mortgage loans	—	—	—	446,618	8,079	454,697	620,417
Servicing fees received (paid)	—	(20,515)	(638)	44,709	—	23,556	21,217
Other income	—	1,331	9,116	1,810	—	12,257	3,779
Equity in net earnings of subsidiary	313,852	—	—	—	(313,852)	—	—

Total other operating income	313,852	(19,184)	8,478	493,137	(305,773)	490,510	645,413

Operating expenses:
Personnel	8,155	—	—	415,003	—	423,158	289,004
General and administrative	7,251	—	—	126,671	—	133,922	105,166
Advertising and promotion	—	—	—	66,204	—	66,204	46,227
Professional services	354	—	—	28,709	—	29,063	20,433

Total operating expenses	15,760	—	—	636,587	—	652,347	460,830

Earnings before income taxes	299,943	279,640	44,852	34,672	(351,581)	307,526	500,965
Income tax expense	—	—	—	7,583	—	7,583	204,064

Net earnings	$299,943	279,640	44,852	27,089	(351,581)	299,943	296,901

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Unaudited Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2005 and 2004

(Dollars in thousands)

	September 30, 2005						September 30, 2004
	New Century Financial Corporation	New Century Residual IV Corporation	New Century Credit Corporation	New Century TRS Holdings, Inc.	Eliminations	Consolidated	New Century TRS Holdings, Inc.
Cash flows from operating activities:
Net earnings	$299,943	279,640	44,852	27,089	(351,581)	299,943	296,901
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	2,958	20,805	—	71,648	—	95,411	17,433
Cash flows received from residual interests	—	—	—	15,021	—	15,021	43,391
Accretion of NIRs	—	—	—	(11,949)	—	(11,949)	(18,629)
NIR gains	—	—	—	36,106	—	36,106	(35,375)
Initial deposits to over-collateralization accounts	—	—	—	(70,913)	—	(70,913)	(20,040)
Retained bond	—	—	—	—	—	—	(3,510)
Servicing gains	—	—	—	(60,927)	—	(60,927)	(4,508)
Fair value adjustment of residual securities	—	—	—	7,645	—	7,645	6,361
Provision for losses on mortgage loans held for investment	—	104,201	—	1,454	—	105,655	62,750
Provision for repurchase losses	—	—	—	8,098	—	8,098	3,722
Mortgage loans originated or acquired for sale	—	—	—	(30,215,340)	—	(30,215,340)	(23,072,756)
Mortgage loan sales, net	—	—	—	25,453,537	—	25,453,537	22,464,159
Principal payments on mortgage loans held for sale	—	—	—	209,084	—	209,084	93,553
Increase in credit facilities on mortgage loans held for sale	—	—	—	4,513,854	—	4,513,854	510,371
Due to (from) affiliates	(272,451)	190,578	66,960	14,913	—	—	—
Tax benefit related to non-qualified stock options	—	—	—	17,289	—	17,289	—
Net change in other assets and liabilities	6,268	16,452	(126,000)	187,169	(44,143)	39,746	(74,708)
Equity in undistributed earnings of subsidiaries	(313,852)	—	—	—	313,852	—	—

Net cash provided by (used in) operating activities	(277,134)	611,676	(14,188)	203,778	(81,872)	442,260	269,115

Cash flows from investing activities:
Mortgage loans originated or acquired for investment, net	—	(11,218,723)	780,779	82,430	81,872	(10,273,642)	(7,622,891)
Principal payments on mortgage loans held for investment, net	—	3,769,560	(5,145)	1,220,295	—	4,984,710	1,442,366
Purchases of office property and equipment	—	—	—	(46,761)	—	(46,761)	(20,020)
Acquisition of net assets	—	—	—	(80,573)	—	(80,573)	—
Sale of mortgage servicing rights	—	—	—	8,477	—	8,477	15,184

Net cash provided by (used in) investing activities	—	(7,449,163)	775,634	1,183,868	81,872	(5,407,789)	(6,185,361)

Cash flows from financing activities:
Proceeds from issuance of financing on mortgage loans held for investment, net	—	10,575,715	(761,446)	(22,039)	—	9,792,230	7,410,872
Repayments of financing on mortgage loans held for investment	—	(3,429,490)	—	(1,258,543)	—	(4,688,033)	(1,365,980)
Proceeds from issuance of preferred stock	108,664	—	—	—	—	108,664	—
Proceeds from notes payable	—	—	—	23,097	—	23,097	22,769
Repayments of notes payable	—	—	—	(15,417)	—	(15,417)	(10,485)
Change in restricted cash	9,000	(308,738)	—	(17,568)	—	(317,306)	(242,468)
Payment of dividends on common stock	(259,067)	—	—	—	—	(259,067)	(18,930)
Payment of dividends on preferred stock	(2,852)	—	—	—	—	(2,852)	—
Net proceeds from issuance of stock	25,868	—	—	(500)	—	25,368	7,968
Purchase of common stock	(13,950)	—	—	—	—	(13,950)	—

Net cash provided by (used in) financing activities	(132,337)	6,837,487	(761,446)	(1,290,970)	—	4,652,734	5,803,746

Net increase (decrease) in cash and cash equivalents	(409,471)	—	—	96,676	—	(312,795)	(112,500)
Cash and cash equivalents, beginning of period	742,239	—	1,000	99,615	—	842,854	278,598

Cash and cash equivalents, end of period	$332,768	—	1,000	196,291	—	530,059	166,098

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2005 and 2004

17. Subsequent Events

On November 2, 2005, the Company’s board of directors authorized a stock repurchase program of up to an aggregate of 5 million shares of its common stock over the following 12 months. The Company expects to fund these repurchases with excess corporate liquidity. Stock repurchases may be made on the open market through block trades or in privately negotiated sales in accordance with applicable law. The number of shares to be purchased and the timing of the purchases will be based upon the level of the Company’s cash balances, general business conditions and other factors including alternative investment opportunities. The Company may terminate, suspend, reduce or increase the size of the stock repurchase program at any time.

18. Segment Reporting

The Company has three operating segments: portfolio, mortgage loan operations and servicing. Management tracks and evaluates these three segments separately in deciding how to allocate resources and assess performance.

The portfolio segment reflects the Company’s investment in its mortgage loan portfolio, which produces net interest income. The mortgage loan operations segment reflects purchases and originations of residential mortgage loans. The mortgage loan operations segment records (i) interest income, interest expense, provision for mortgage loan losses on the mortgage loans it holds prior to selling its loans to the portfolio segment or in the whole loan market, (ii) interest income, interest expense, provision for mortgage loan losses on mortgage loans it holds in its portfolio and (iii) gain on sale of mortgage loans. The Company’s recently acquired RBC Mortgage operations are included in the mortgage loan operations segment. They have not had a material impact on the Company’s three or nine month results of operations or financial position. The servicing segment services loans, seeking to ensure that loans are repaid in accordance with their terms and the Company earns a servicing fee based upon the dollar amount of the servicing portfolio.

For its portfolio segment, management evaluates mortgage assets at the segment level. As such, the quarter end balances of these assets are included herein.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2005 and 2004

For the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30, 2005
	Qualified REIT Subsidiary	Taxable REIT Subsidiary
	Portfolio	Portfolio	Mortgage Loan Operations	Servicing and other	Total
Interest income	$293,706	52,414	148,501	—	494,621
Interest expense	(159,022)	(37,354)	(94,523)	—	(290,899)

Net interest income	134,684	15,060	53,978	—	203,722
Provision for losses on mortgage loans held for investment	(38,500)	(42)	—	—	(38,542)

Net interest income after provision for losses	96,184	15,018	53,978	—	165,180
Other operating income:
Gain (loss) on sale of mortgage loans	(514)	—	176,755	—	176,241
Servicing & other	11,579	—	(26,075)	29,685	15,189

Total other operating income	11,065	—	150,680	29,685	191,430

Operating expenses	2,836	—	219,242	11,561	233,639

Earnings (loss) before income taxes	$104,413	15,018	(14,584)	18,124	122,971

Funding volume	$—	—	16,711,598	—	16,711,598

Securitizations structured as financings	$2,080,230	—	—	—	2,080,230

Mortgage assets at September 30, 2005	$15,718,745	2,611,568	8,570,862	—	26,901,175

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2005 and 2004

	Three Months Ended September 30, 2004
	Taxable REIT Subsidiary
	Portfolio	Mortgage Loan Operations	Servicing and other	Total
Interest income	$148,308	116,615	—	264,923
Interest expense	(62,347)	(44,437)	—	(106,784)

Net interest income	85,961	72,178	—	158,139
Provision for losses on mortgage loans held for investment	(25,769)	—	—	(25,769)

Net interest income after provision for losses	60,192	72,178	—	132,370
Other operating income:
Gain on sale of mortgage loans	—	203,390	—	203,390
Servicing & other	—	(11,645)	22,163	10,518

Total other operating income	—	191,745	22,163	213,908

Operating expenses	—	156,865	7,301	164,166

Earnings before income taxes	$60,192	107,058	14,862	182,112

Funding volume	$—	10,003,424	—	10,003,424

Securitizations structured as financings	$4,165,116	—	—	4,165,116

Mortgage assets at September 30, 2004	$10,890,455	3,937,062	—	14,827,517

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2005 and 2004

	Nine Months Ended September 30, 2005
	Qualified REIT Subsidiary	Taxable REIT Subsidiary
	Portfolio	Portfolio	Mortgage Loan Operations	Servicing and other	Total
Interest income	$739,469	178,132	328,952	—	1,246,553
Interest expense	(360,569)	(114,173)	(196,793)	—	(671,535)

Net interest income	378,900	63,959	132,159	—	575,018
Provision for losses on mortgage loans held for investment	(104,201)	(1,454)	—	—	(105,655)

Net interest income after provision for losses	274,699	62,505	132,159	—	469,363
Other operating income:
Gain on sale of mortgage loans	—	—	454,697	—	454,697
Servicing & other	(10,705)	—	(36,694)	83,212	35,813

Total other operating income (loss)	(10,705)	—	418,003	83,212	490,510

Operating expenses	15,760	—	603,279	33,308	652,347

Earnings (loss) before income taxes	$248,234	62,505	(53,117)	49,904	307,526

Funding volume	$—	—	40,407,335	—	40,407,335

Securitizations structured as financings	$10,961,958	—	—	—	10,961,958

Mortgage assets at September 30, 2005	$15,718,745	2,611,568	8,570,862	—	26,901,175

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

September 30, 2005 and 2004

	Nine Months Ended September 30, 2004
	Taxable REIT Subsidiary
	Portfolio	Mortgage Loan Operations	Servicing and other	Total
Interest income	$325,117	284,069	—	609,186
Interest expense	(128,762)	(101,292)	—	(230,054)

Net interest income	196,355	182,777	—	379,132
Provision for losses on mortgage loans held for investment	(62,750)	—	—	(62,750)

Net interest income after provision for losses	133,605	182,777	—	316,382
Other operating income:
Gain on sale of mortgage loans	—	620,417	—	620,417
Servicing & other	—	(24,363)	49,359	24,996

Total other operating income	—	596,054	49,359	645,413

Operating expenses	—	441,687	19,143	460,830

Earnings before income taxes	$133,605	337,144	30,216	500,965

Funding volume	$—	30,695,647	—	30,695,647

Securitizations structured as financings	$7,622,892	—	—	7,622,892

Mortgage assets at September 30, 2004	$10,890,455	3,937,062	—	14,827,517

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2004. As such, a reading of the Annual Report on Form 10-K is necessary to an informed understanding of the following discussions.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes contained elsewhere herein. As used herein, except where the context suggests otherwise, for time periods on and after October 1, 2004, the terms “the company,” “our,” “its,” “we,” “the group,” and “us” refer to New Century Financial Corporation and its consolidated subsidiaries and, for the time periods before October 1, 2004, the terms “the company,” “our,” “its,” “we,” “the group,” and “us” mean New Century TRS Holdings, Inc. and its consolidated subsidiaries.

General

New Century Financial Corporation is a real estate investment trust, or REIT, that, through its taxable REIT subsidiaries, operates one of the nation’s largest full-service mortgage finance companies. We began originating and purchasing loans in 1996, and, in the fourth quarter of 2004, we began operating our business as a REIT. We formally elected to be taxed as a REIT with the filing of our 2004 tax returns. We converted to a REIT because we believe that the REIT structure provides the most tax-efficient way to hold mortgage loans on our balance sheet.

We originate and purchase primarily first mortgage loans nationwide. Historically, we have focused on lending to individuals whose borrowing needs are generally not fulfilled by traditional financial institutions because they do not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers. We originate and purchase mortgage loans on the basis of the borrower’s ability to repay the loan, the borrower’s historical pattern of debt repayment and the amount of equity in the borrower’s property, as measured by the borrower’s loan-to-value ratio, or LTV. We believe we have developed a comprehensive and sophisticated process of credit evaluation and risk-based pricing. We recently acquired a mortgage origination platform from RBC Mortgage Company, or RBC Mortgage, that expands our offerings to include conventional mortgage loans, loans insured by the Federal Housing Administration and loans guaranteed by the Veterans Administration. A significant portion of the conventional loans, which are generally referred to as “conforming loans,” qualify for inclusion in guaranteed mortgage securities backed by Fannie Mae or Freddie Mac. Some of the conventional loans we produce either have an original loan amount in excess of the Fannie Mae and Freddie Mac loan limit for one-family loans or otherwise do not meet Fannie Mae or Freddie Mac guidelines.

We have historically sold our loans through both whole loan sales and securitizations structured as sales. Since 2003, we have retained a portion of our loan production for investment on our balance sheet through securitizations structured as financings rather than sales. For 2005, we expect to retain approximately 20% of our total loan production for investment on our balance sheet through securitizations structured as financings. For the remainder of 2005 and in the near term, we expect that our loan production will be sold through whole loan sales and, to a lesser extent, securitizations structured as sales.

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

As a result of the merger and the related capital-raising activities, we expect that a significant source of our revenue prospectively will be interest income generated from our portfolio of mortgage loans held by our REIT and our qualified REIT subsidiaries. We also expect to continue to generate revenue through our taxable REIT subsidiaries from the sale of loans, servicing income and loan origination fees. We expect the primary components of our expenses to be (i) interest expense on our credit facilities, securitizations, and other borrowings, (ii) general and administrative expenses and (iii) payroll and related expenses arising from our loan origination and servicing businesses.

RBC Mortgage Acquisition

During the third quarter of 2005, Home123 Corporation, one of our wholly-owned subsidiaries, purchased certain assets and assumed certain related liabilities of RBC Mortgage. We initially announced the transaction in May 2005. We expect that the acquisition will enable us to expand our mortgage product offerings, our retail presence on a nationwide basis and our channels of distribution, particularly into the realtor and builder channels. Additionally, we believe that being a full-service mortgage provider allows us to build upon the success of our national Home123 branding and marketing campaign.

The newly-acquired RBC Mortgage origination platform, which is more heavily weighted towards purchase financing as opposed to refinancing transactions, includes approximately 140 branches nationwide and originates residential mortgage loans, consisting primarily of “Alt-A,” “jumbo” and “conforming” mortgages, as well as home equity lines of credit. While we expect this acquisition to be slightly dilutive to our earnings per share in 2005, we expect it to be accretive to our earnings per share for the 12 months following the acquisition.

The following discussion of the results of operations include the origination platform acquired by us from RBC Mortgage in September 2005. Where the results are discussed, “newly-acquired” operations refer to the operations of the origination platform acquired from RBC Mortgage and “historical” operations refer to the operations of New Century that existed prior to the RBC Mortgage transaction.

Executive Summary

For the first nine months of 2005, our strategy has been to continue to deploy the capital we raised in 2004 by building our REIT portfolio while trying to maintain and grow the profitability of our origination operations at our taxable REIT subsidiaries. We have now fully deployed that capital.

However, during this period our industry has experienced significant narrowing of margins as we and our competitors have kept the interest rates we offer to our customers at historically low levels while the underlying LIBOR indexes that determine our financing costs have continued to rise. As a result, our whole loan sale pricing and the execution for securitizations structured as financings and sales have deteriorated compared to our expectations earlier in the year.

During the third quarter of 2005, we began to increase our interest rates to keep pace with, or even exceed, the increases in underlying rates. We intend to continue this approach with a view to preserving or expanding our overall operating margin. We are also striving to manage our cost structure to remain efficient even if loan origination volume declines.

During the fourth quarter of 2005, we expect that our overall margins will remain at low levels. We will continue to focus on maximizing the net execution of our whole loan sales and, to the extent advantageous, execute securitizations structured as sales at the taxable REIT subsidiary, or TRS, level. We also expect to continue our cost-cutting strategies. To the extent we have extra cash and liquidity, our board of directors has authorized us to buy back our stock rather than add to our mortgage loan portfolios in the near term.

The other major development in our business in recent months has been the completion of our acquisition of certain assets of RBC Mortgage, consisting primarily of its origination platform. This acquisition expands our loan origination channel and product mix. We are concentrating significant efforts on a successful integration that we expect will ultimately allow us to offer a wider range of products to all of our customers and add strong builder and realtor relationships to our loan origination business.

Overview

Our two key business components are: (i) our mortgage loan portfolio held by our REIT and our taxable REIT subsidiaries; and (ii) our origination, sales, and servicing activities conducted through certain of our taxable REIT subsidiaries.

REIT and TRS Mortgage Loan Portfolios

The largest component of our revenue is derived from the income we earn on our portfolio of mortgage loans held for investment, which totaled $18.3 billion at September 30, 2005.

During 2003, we shifted our strategy to address the cyclical nature of our earnings with the goal of generating a more stable long-term earnings stream. Our principal strategy to achieve this goal is to hold loans on our balance sheet. Because our credit facilities are short-term in nature and generally do not allow loans to be financed through the facility for longer than 180 days, a securitization structure offers the most attractive means to finance loans on our balance sheet. To support the goal of matching the timing of cash flows with the recognition of earnings on our loans, we began to structure our securitizations as financings rather than sales during 2003. In a securitization structured as a financing, we make an initial cash investment so that the securitization trusts begin to return cash flow to us in the first month following securitization. Therefore, we require cash and capital to make the initial investment, as well as to support the loans on our balance sheet. During 2003 and 2004, we retained between 20% and 25% of our loan production through securitizations. During the first nine months of 2005, we retained approximately 27% of our loan production to support our balance sheet strategy to deploy the capital raised in 2004 by growing our portfolio of mortgage loans held for investment. For 2005, we expect to retain approximately 20% of our total loan production for investment on our balance sheet. Additionally, for the remainder of 2005 and in the near term, we expect that our loan production will be sold through whole loan sales and, to a lesser extent, securitizations structured as sales.

Our portfolio of mortgage loans held for investment generally consists of a representative cross-section of our overall loan production volume. This portfolio earns net interest income over its life, which is generally three years, on a weighted-average basis. The net interest income we earn from our portfolio is influenced by a variety of factors, including the performance of the loans and the level and direction of interest rates.

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

Originations and Sales

The second major component of our business is our ability to originate and purchase mortgage loans at a reasonable cost and to sell a portion of those loans in the secondary mortgage market at prices that result in an attractive operating margin. We measure our operating margin as the sum of the price we receive for our loans, plus the net interest we earn for the period of time we hold the loans, less the cost to originate the loans. For the past several years, our secondary marketing strategy has included a combination of both whole loan sales and securitizations of our loans.

Loan origination volumes in our industry have historically fluctuated from year to year and are affected by such external factors as home values, the level of interest rates and consumer debt, and the overall condition of the economy. In addition, the premiums we receive from the secondary market for our loans have also fluctuated and are influenced by each of these factors, but predominantly the interest rate environment. As a consequence, the business of originating and selling loans is cyclical. In light of our current strategy to raise interest rates, our loan production volume may decrease as a result of higher interest rates on the mortgages we originate.

The operating margin of our origination franchise has three components: (i) net interest income; (ii) gain on sale of mortgage loans; and (iii) loan origination or acquisition costs. We use the operating margin as our principal metric to measure the value of our origination franchise.

Net interest income on mortgage loans held for investment—We record interest income on loans securitized in transactions structured as financings and interest expense on the bonds issued in the financing transaction over the life of the securitizations. During the nine months ended September 30, 2004, the difference between these interest rates was approximately 4.1%. This margin has decreased to 3.3% for the nine months ended September 30, 2005 as the financing rate on the bonds has increased more rapidly than our average coupon on the mortgage loans held for investment.

Net interest income on mortgage loans held for sale—We typically hold our mortgage loans held for sale for an average period of 30 to 50 days before they are sold in the secondary market or securitized. During that time, we earn the coupon rate of interest paid by the borrower and we pay interest to the lenders that provide our financing facilities. During 2004, the difference between these interest rates was approximately 4.5%. During the nine months ended September 30, 2005, this margin has decreased to 2.9% as short-term rates have increased more rapidly than our average coupon rates. We manage the timing of our sales to optimize the net interest income we earn on the loans, while preserving the ability to sell the loans at the maximum price.

Gain on sale of mortgage loans—Gain on sale of mortgage loans is affected by the condition of the secondary market for our loans. During the latter half of 2004 and the first nine months of 2005, as interest rates began to rise, the underlying factors that affect secondary market pricing remained somewhat stable. However, as short-term rates rose faster than long-term rates (a flatter yield curve), the prices we received for our loans began to decline relative to historic levels. Further, as a result of competitive pressures, we have not previously raised the interest rates we charge our borrowers to the degree that underlying short-term rates have increased, reducing gain on sale margins in the first nine months of 2005 compared to the first nine months of 2004. More recently, we have taken steps to strategically increase our rates in an effort to improve our operating margins. Any positive impact of these steps will most likely occur in the first and second quarters of 2006 and, therefore, we expect the gain on sale of mortgage loans for the fourth quarter of 2005 to remain at lower margins until our rate increases take effect. During the first nine months of 2005, we completed two securitizations structured as sales totaling $3.0 billion. We may continue to utilize securitizations structured as sales in order to maximize the secondary market value of our loan production.

Loan origination or acquisition cost—We also measure and monitor the cost to originate our loans. We typically refer to this as our loan acquisition costs. Loan acquisition costs include the fees paid to wholesale brokers and correspondents, direct loan origination costs, including commissions and corporate overhead costs, less points and fees received from borrowers, divided by total loan production volume. Loan acquisition costs do not include profit-based compensation, servicing division overhead, parent company expenses and startup operations. During 2004 and through the first quarter of 2005, our loan acquisition costs remained relatively stable and generally fluctuated inversely with our loan production volume. As a result of the competitive environment and its impact on the value of our loans, in 2005 we began implementing cost-cutting measures designed to reduce our loan acquisition costs. The cost-cutting measures we implemented in the first quarter of 2005, which included changes to our sales compensation, controlling growth in non-sales overhead and more closely scrutinizing our discretionary spending, together with an increase in our loan production, have resulted in a significant reduction of our loan acquisition costs during the second and third quarters of 2005.

These two components of our business account for most of our operating revenues and expenses. Our origination platform provides the source of the loan volume to conduct both parts of our business.

While we have just begun originating loans through the loan origination platform acquired from RBC Mortgage, we expect to measure its profitability using operating margin as the most important metric. We sold a nominal amount of loans through this channel during the nine months ended September 30, 2005. The fourth quarter of 2005 will reflect a full quarter of the newly-acquired lending operations.

Loan Originations and Purchases

Our historical loan origination channel focuses on lending to individuals whose borrowing needs are generally not fulfilled by traditional financial institutions because they do not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers. The newly-acquired loan origination platform acquired from RBC Mortgage originates residential mortgage loans, which consist primarily of “Alt-A,” “jumbo” and “conforming” mortgages, as well as home equity lines of credit. While we will likely maintain separate channels focusing on mortgage brokers, correspondents, realtors, builders and direct-to-consumer in the near term, we plan to integrate our product channels in the coming quarters.

As of September 30, 2005, our historical wholesale division operated through 29 regional operating centers and originated or purchased $35.7 billion in loans during the nine months ended September 30, 2005. Our historical retail division originated loans through 83 sales offices, including our centralized telemarketing unit, and originated $3.9 billion in loans during the nine months ended September 30, 2005. Our newly-acquired wholesale division operated through 5 operating centers and originated $360.6 million in loans during the nine months ended September 30, 2005, all of which occurred in September 2005. Our newly-acquired retail division operated through 133 sales offices and originated $494.0 million in loans during the nine months ended September 30, 2005, all of which occurred in September 2005.

During the nine months ended September 30, 2005, approximately $20.3 billion, or 50.3%, of our mortgage loan production consisted of cash-out refinancings, where the borrowers refinanced their existing mortgages and received cash representing a portion of the equity in their homes. For the same period, approximately $16.5 billion, or 40.8%, of our mortgage loan production consisted of home purchase finance loans. The remainder of our loan production, $3.6 billion, or 8.9%, consisted of transactions in which borrowers refinanced their existing mortgages to obtain a better interest rate, a lower payment or different loan maturity, or rate and term refinance transactions. For the nine months ended September 30, 2004, total originations consisted of $18.5 billion, or 60.2%, of cash-out refinancings, $10.7 billion, or 34.8%, of home purchase financings, and $1.5 billion, or 5.0%, of rate and term refinance transactions. Market and economic conditions, as well as our focus on increasing our home purchase business, have resulted in the shift in mix between cash-out refinancings and our home purchase business.

We have experienced considerable growth of our interest-only product. During the nine months ended September 30, 2005, originations of interest-only loans totaled $13.7 billion, or 34.0%, of total originations. Interest-only originations during the nine months ended September 30, 2004 totaled $5.7 billion, or 18.6%, of total originations during the period. We believe our stricter underwriting guidelines and the stronger credit characteristics of these loans mitigate their perceived higher risk.

In September 2005, we began to strategically increase the pricing on our loans to achieve targeted margins. Additionally, we have implemented pricing strategies to reduce the production volume of our interest-only product to 25% of total loan production through pricing increases, underwriting changes and new product offerings, including a 40-year mortgage product.

For the nine months ended September 30, 2005, full documentation loans as a percentage of originations totaled $21.6 billion, or 53.5%, limited documentation loans totaled $1.2 billion, or 3.0%, and stated documentation loans totaled $17.6 billion, or 43.5%. Full documentation loans generally require applicants to submit two written forms of verification of stable income for at least 12 months. Limited documentation loans generally require applicants to submit 12 consecutive monthly bank statements on their individual bank accounts. Stated income documentation loans are based upon stated monthly income if the applicant meets certain criteria. For the nine months ended September 30, 2004, full documentation loans as a percentage of total originations totaled $15.9 billion, or 51.7%, limited documentation loans totaled $1.4 billion, or 4.7%, and stated documentation loans totaled $13.4 billion, or 43.6%. Generally, economic and market conditions determine product mix, including product introductions and offerings by competitors. As these factors change, product mix, including required documentation, fluctuates as well. We designed our underwriting standards and quality assurance programs to insure that loan quality is consistent and meets our guidelines, even as the documentation type mix varies.

The following table sets forth selected information relating to loan originations and purchases during the periods shown (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Wholesale originations - Historical	$14,498,442	8,980,919	35,703,147	27,762,167
Wholesale originations - Newly-acquired	360,643	—	360,643	—
Retail originations - Historical	1,358,536	1,022,505	3,849,568	2,933,480
Retail originations - Newly-acquired	493,977	—	493,977	—

Total originations and purchases	16,711,598	10,003,424	40,407,335	30,695,647
Fixed-rate mortgages	4,779,182	1,900,910	10,138,759	8,560,522
Adjustable-rate mortgages:
Traditional	6,017,294	5,905,870	16,532,587	16,440,678
Interest Only	5,915,122	2,196,644	13,735,989	5,694,447

Total originations and purchases	16,711,598	10,003,424	40,407,335	30,695,647
Purchases	7,240,542	3,968,950	16,467,197	10,672,303
Refinances:
Cash-out refinances	7,898,753	5,627,128	20,340,406	18,477,283
Rate/term refinances	1,572,303	407,346	3,599,732	1,546,061

Total originations and purchases	16,711,598	10,003,424	40,407,335	30,695,647
Full documentation	9,239,966	4,929,039	21,589,751	15,876,137
Limited documentation	276,062	470,544	1,198,654	1,448,757
Stated documentation	7,195,570	4,603,841	17,618,930	13,370,753

Total originations and purchases	$16,711,598	10,003,424	40,407,335	30,695,647
Average principal balance of loans originated and purchased	$181	172	181	172
Weighted average FICO score of loans originated and purchased	636	627	632	628
Percent of loans secured by first mortgages	79.2%	95.4%	80.8%	96.1%
Weighted average LTV ratio(1)	81.1%	81.1%	81.2%	81.1%
Weighted average interest rates:
Fixed-rate mortgages - initial rate	7.5%	8.0%	7.6%	7.2%
Adjustable-rate mortgages - initial rate	7.1%	7.1%	7.1%	6.9%
Adjustable-rate mortgages - margin over index	5.8%	5.5%	5.7%	5.5%
Total originations and purchases	7.2%	7.3%	7.2%	7.0%
Percentage of loans originated in top two credit grades - Historical	85.6%	84.9%	87.6%	85.6%
Percentage of loans originated in bottom two credit grades - Historical	2.1%	3.6%	2.3%	3.2%

(1)	Weighted average LTV is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.

Secondary Market Transactions

Historically, one of our major components of revenue has been the recognition of gain on sale of our loans through whole loan sales and securitizations structured as sales. In a whole loan sale, we recognize and receive a cash gain upon sale. In a securitization structured as a sale for financial reporting purposes, we typically recognize a gain on sale at the time the loans are sold, and receive cash flows over the actual life of the loans.

Since the first quarter of 2003, we have structured many of our securitizations as financings rather than sales. Such structures do not result in gain on sale at the time of the transaction, but rather yield interest income as the payments on the underlying mortgages are received. The following table sets forth secondary marketing transactions for the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Premium whole loan sales	$9,900,693	70.7%	$7,972,016	63.8%	$22,285,831	61.2%	$21,685,162	72.1%
Securitizations structured as sales (1)	1,999,959	14.3%	297,653	2.4%	2,989,181	8.2%	634,801	2.1%

Total premium sales	11,900,652	85.0%	8,269,669	66.2%	25,275,012	69.4%	22,319,963	74.2%
Discounted whole loan sales	32,081	0.2%	53,522	0.4%	178,525	0.5%	144,197	0.5%

Total sales	11,932,733	85.2%	8,323,191	66.6%	25,453,537	69.9%	22,464,160	74.7%
Securitizations structured as financings	2,080,230	14.8%	4,165,116	33.4%	10,961,958	30.1%	7,622,892	25.3%

Total secondary market transactions	$14,012,963	100.0%	$12,488,307	100.0%	$36,415,495	100.0%	$30,087,052	100.0%

(1)	During the nine months ended September 30, 2004, we completed two securitizations structured as sales totaling $634.8 million related to our investment in Carrington Mortgage Credit Fund I, LP.

During the second and third quarters of 2005, we closed two securitizations structured as sales, which resulted in recognition of gain on sale income and an increase in our residual interests in securitizations. During the remainder of 2005 and in the near term, we expect that our loan production will be sold through whole loan sales and, to a lesser extent, securitizations structured as sales. Whole loan sales and securitizations structured as sales provide greater current period earnings compared to investments in securitizations structured as financings, which recognize income over time. Given the actual and anticipated timing of our investments and securitizations, we expect that our reported earnings in the second half of 2005 will exceed our reported earnings in the first half of 2005.

Although securitizations structured as sales may provide greater current period earnings compared to whole loan sales, the securitizations generally provide less cash at closing than do whole loan sales. Pursuing securitizations structured as sales in the fourth quarter of 2005 may limit the amount of extra cash and liquidity we have to pursue our stock repurchase program. Likewise, aggressive execution of our stock repurchase program may limit the degree to which we can use securitizations structured as sales in the fourth quarter.

Whole Loan Sales

During the three months ended September 30, 2005, whole loans sales and securitizations structured as sales accounted for $11.9 billion, or 85.2%, of our total secondary market transactions. The weighted average premiums received on whole loans sales was 2.05% of the original principal balance of the loans sold, including certain hedge gains and premiums received for servicing rights for the three months ended September 30, 2005. For the same period in 2004, whole loans sales and securitizations structured as sales accounted for $8.3 billion, or 66.6%, of our total secondary market transactions and the weighted average premiums received was 3.31%, including premiums received for servicing rights.

During the nine months ended September 30, 2005, whole loan sales and securitizations structured as sales accounted for $25.5 billion, or 69.9%, of our total secondary market transactions. The weighted average premiums received on whole loans sales was 2.36% of the original principal balance of the loans sold, including certain hedge gains and premiums received for servicing rights for the nine months ended September 30, 2005. For the same period in 2004, whole loans sales and securitizations structured as sales accounted for $22.5 billion, or 74.7%, of our total secondary market transactions and the weighted average premiums received was 3.77%, including premiums received for servicing rights. No hedge gains related to whole loans sales were recognized in 2004. As short-term interest rates have risen faster than long-term interest rates (a flatter yield curve), the prices we received for our loans began to decline relative to historic levels. Further, as a result of competitive pressures, we have not previously raised the interest rates we charge our borrowers to the same degree that short-term rates have increased, reducing gain on sale margins in the three and nine months ended September 30, 2005 compared to the same periods in 2004.

Securitizations Structured as Financings

During the three months ended September 30, 2005, we completed one securitization totaling $2.1 billion, and during the nine months ended September 30, 2005, we completed four securitizations totaling $11.0 billion, which we structured as financings for accounting purposes under Statement of Financial Accounting Standards No. 140, or SFAS 140. The “portfolio-based” accounting treatment for securitizations structured as financings and recorded on-balance sheet is designed to more closely match the recognition of income with the receipt of cash payments. Because we do not record gain on sale revenue in the period in which the securitization structured as a financing occurs, the use of such portfolio-based accounting structures will result in lower income in the period in which the securitization occurs than would a traditional securitization structured as a sale. However, the recognition of income as interest payments are received on the underlying mortgage loans is expected to result in higher income recognition in future periods than would a securitization structured as a sale. During the three and nine months ended September 30, 2004, we completed two securitizations totaling $4.2 billion and four securitizations totaling $7.6 billion, respectively, which we structured as financings. The increase in securitizations structured as financings in 2005 is the result of our strategy to retain more of our volume on our balance sheet in order to build our REIT portfolio.

Securitizations Structured as Sales

During the three months ended September 30, 2005, we completed a $2.0 billion securitization structured as a sale resulting in a gain on sale of $50.4 million. During the three months ended September 30, 2004, we completed a $297.7 million securitization structured as a sale, related to our investment in Carrington Mortgage Credit Fund I, LP (described below). During the nine months ended September 30, 2005, we completed two securitizations totaling $3.0 billion, structured as sales resulting in a gain on sale of $71.6 million. The mortgage servicing rights related to the securitization structured as a sale in the second quarter of 2005 were sold in the third quarter of 2005. The mortgage servicing rights related to the securitization structured as a sale in the third quarter of 2005 will be sold in the fourth quarter of 2005. During the nine months ended September 30, 2004, we completed $634.8 million in securitizations structured as sales, related to our investment in Carrington Mortgage Credit Fund I, LP (described below). Purchasers of securitization bonds and certificates have no recourse against our other assets, other than the assets of the trust. The value of our retained interests is subject to credit, prepayment and interest rate risk on the transferred financial assets.

In the first quarter of 2004, we invested $2.0 million in Carrington Capital Management, LLC (the “LLC”) and $25 million in Carrington Mortgage Credit Fund I, LP (“Carrington”), which is sponsored by the LLC. Carrington acquires individual and pooled single-family residential nonprime loans and securitizes them in transactions structured as sales. Carrington then sells certain securities to the mortgage-backed securities market and retains other securities for investment. Carrington may acquire additional assets (including regular and residual interests, whole loans, participation certificates, grantor trust and trust certificates, warehousing and servicing interests) in either the primary or secondary markets. As of September 30, 2004, we were the majority investor in Carrington, requiring us to consolidate Carrington’s results in our financial statements for financial reporting purposes. In May 2004, Carrington executed a securitization transaction structured as a sale rather than a financing, resulting in the addition of a residual interest totaling $35.7 million. Further, as the securitization was a sale to third parties, we recognized a gain of $13.5 million, which represents the premium paid to us by Carrington to acquire the pool of loans to securitize. This premium was based on market rates for similar transactions at the time of execution. During the fourth quarter of 2004 and through September 30, 2005, Carrington raised additional capital, reducing our ownership position as of September 30, 2005 to approximately 8%. Therefore, as of September 30, 2005, we include Carrington in our financial statements as an equity investment.

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

On a quarterly basis, we review the underlying assumptions to value each residual interest and adjust the carrying value of the securities based on actual experience and industry trends. To determine the residual asset value, we project cash flow for each security. To project cash flow, we use base assumptions for the constant prepayment rate, or CPR, and losses for each product type based on historical performance. We update each security to reflect actual performance to date and we adjust base assumptions for CPR and losses based on historical experience to project performance of the security from that date forward. We then use the LIBOR forward curve to project future interest rates and compute cash flow projections for each security. We then discount the projected cash flows at a rate commensurate with the risk involved. At September 30, 2005, we used discount rates of 12% for residual interests and 14% for residual interests through net interest margin security, or NIMS, transactions.

During the nine months ended September 30, 2005 and 2004, as a result of our quarterly evaluation of the residual interests, we recorded a $7.7 million decrease and a $6.4 million increase in the fair value of the residual assets, respectively, which is included as a component of gain on sale of mortgage loans. These fair value adjustments represent the change in the estimated present value of future cash flows from the residual interests. During the third quarter of 2005, changes in the prepayment assumptions on certain loans underlying our residual interests resulted in a reduction in fair value of $3.2 million, which is recorded in gain on sale of mortgage loans.

Discounted Loan Sales

During the three and nine months ended September 30, 2005, we sold $32.1 million and $178.5 million, respectively, in loans at a discount to their outstanding principal balance. These loans consisted of repurchased loans, loans with documentation defects or loans that whole loan buyers rejected because of certain characteristics. For the three and nine months ended September 30, 2004, discounted sales totaled $53.5 million and $144.2 million, respectively. On a percentage basis, discounted sales decreased from 0.4% of total secondary market transactions for the three months ended September 30, 2004 to 0.2% for the three months ended September 30, 2005. On a percentage basis, discounted loan sales were 0.5% of total secondary market transactions for the nine months ended September 30, 2005 and 2004. While the volume of discounted sales for 2005 and 2004 is lower than normal levels, we will likely see a return to normal levels in the fourth quarter of 2005. The severity of the discount increased from 2.3% for the three months ended September 30, 2004 to 3.5% for the three months ended September 30, 2005. The severity of the discount decreased from 5.5% for the nine months ended September 30, 2004 to 3.9% for the nine months ended September 30, 2005, as a result of a stronger and more active secondary market for these types of loans as well as the characteristics of the mortgage loans being sold.

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

Allowance for Losses on Mortgage Loans Held for Investment

For our mortgage loans held for investment, we establish an allowance for loan losses based on our estimate of losses inherent and probable as of the balance sheet date. We charge off uncollectible loans at the time of liquidation. We evaluate the adequacy of this allowance each quarter, giving consideration to factors such as the current performance of the loans, credit characteristics of the loan portfolio, the value of the underlying collateral and the general economic environment. In order to estimate an appropriate allowance for losses on loans held for investment, we estimate losses using “static pooling,” which stratifies the loans held for investment into separately identified vintage pools. Using historic experience and taking into consideration the factors above, we estimate an allowance for credit losses, which we believe is adequate for known and inherent losses in the portfolio of mortgage loans held for investment. We charge the loss provision to our consolidated statement of income. We charge losses incurred on mortgage loans held for investment to the allowance.

The allowance for losses on mortgage loans held for investment as a percentage of mortgage loans held for investment as of September 30, 2005 was approximately 0.97% of the unpaid principal balance of the loans compared to 0.73% as of December 31, 2004.

Residual Interests in Securitizations

Residual interests in securitizations are recorded as a result of the sale of loans through securitizations that we structure as sales rather than financings, also referred to as “off-balance sheet securitizations.” We may also sell residual interests in securitizations through NIMS.

In a securitization structured as a sale, we sell a pool of loans to a trust for cash and a certificate evidencing our residual interest ownership in the trust. The trust raises the cash portion of the purchase price by selling senior certificates representing senior interests in the loans in the trust. Following the securitization, purchasers of senior certificates receive the principal collected, including prepayments, on the loans in the trust. In addition, they receive a portion of the interest on the loans in the trust equal to the specified “investor pass-through interest rate” on the principal balance. We receive the cash flows from the residual interests after payment of servicing fees, guarantor fees and other trust expenses if the specified over-collateralization requirements are met. Over-collateralization requirements are generally based on a percentage of the original or current unpaid principal balance of the loans and may be increased during the life of the transaction depending upon actual delinquency or loss experience. A NIMS transaction, through which certificates are sold that represent a portion of the spread between the coupon rate on the loans and the investor pass-through interest rate, may also occur concurrently with or shortly after a securitization. A NIMS transaction allows us to receive a substantial portion of the gain in cash at the closing of the NIMS transaction, rather than over the actual life of the loans.

The Annual Percentage Rate, or APR, on the mortgage loans is relatively high in comparison to the investor pass-through interest rate on the certificates. Accordingly, the residuals described above are a significant asset. In determining the value of the residuals, we estimate the future rate of prepayments, prepayment penalties that we will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. We estimate average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.68% to 4.71% for adjustable-rate securities and 1.45% to 5.22% for fixed-rate securities. The estimated cumulative losses for the two securitizations completed in 2005 was 2.7%. We base these estimates on historical loss data for the loans, the specific characteristics of the loans and the general economic environment. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.76% at September 30, 2005. We estimate prepayments by evaluating historical prepayment performance of our loans and the impact of current trends. We use a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). These prepayment curve and default estimates have resulted in weighted average lives of between 2.26 to 2.58 years for our adjustable-rate securities and 2.38 to 3.47 years for our fixed-rate securities. The estimated weighted average life for the two securitizations completed in 2005 was 2.56 years.

During the nine months ended September 30, 2005, the residuals provided us with $15.0 million in net cash flow. We perform an evaluation of the residuals quarterly, taking into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. During the three months ended September 30, 2005, we increased our prepayment rate assumptions based upon actual performance and made minor adjustments to certain other assumptions, resulting in a $3.2 million decrease in the fair value for the quarter that is recorded as a reduction to the gain on sale of mortgage loans.

During the three months ended September 30, 2005, we completed a $2.0 billion securitization structured as a sale resulting in a gain on sale of $50.4 million. In addition, our retained interest was $28.6 million. During the nine months ended September 30, 2005, we completed $3.0 billion in securitizations structured as sales resulting in a gain on sale of $71.6 million. In addition, our retained interests were $34.8 million.

The bond and certificate holders and their securitization trusts have no recourse to us for failure of mortgage loan borrowers to pay when due. Our residuals are subordinate to the bonds and certificates until the bond and certificate holders are fully paid.

We are party to various transactions that have an off-balance sheet component. In connection with our off-balance sheet securitization transactions, there were $3.7 billion in loans owned by the off-balance sheet trusts as of September 30, 2005. The trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to us in the event that the loans in the various trusts do not perform as expected. Because these trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, we have included only our residual interest in these loans on our balance sheet. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these residual assets.

Allowance for Repurchase Losses

The allowance for repurchase losses on loans sold relates to expenses incurred due to the potential repurchase of loans or indemnification of losses based on alleged violations of representations and warranties that are customary to the business. Generally, repurchases are required within 90 days from the date the loans are sold. Occasionally, we may repurchase loans after 90 days have elapsed. Provisions for losses are charged to gain on sale of loans and credited to the allowance while actual losses are charged to the allowance. As of September 30, 2005 and December 31, 2004, the repurchase allowance totaled $5.9 million and $6.3 million, respectively, and approximately $10.0 billion and $8.3 billion of loans, respectively, were subject to repurchase, generally representing loans sold during the prior quarter.

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

Income Taxes

Commencing in 2004, we have operated so as to qualify as a REIT for federal income tax purposes and are generally not required to pay federal and most state income taxes if we meet the REIT requirements of the Internal Revenue Code of 1986, as amended, or the Code. Also, each of our subsidiaries that meet the requirements of the Code to be a qualified REIT subsidiary, or a QRS, is generally not required to pay federal and most state income taxes. However, we must recognize income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” or SFAS 109, for our taxable REIT subsidiaries, whose income is fully taxable at regular corporate rates.

SFAS 109 requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of the existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Derivative Instruments Designated as Hedges

We account for certain Euro Dollar futures and interest rate cap contracts designated and documented as cash flow hedges pursuant to the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133. Pursuant to SFAS 133, these contracts have been designated as hedging the exposure to variability of cash flows from our financing on mortgage loans held for investment attributable to changes in interest rates. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a cash flow hedge be reported in other comprehensive income and the ineffective portion be reported in current earnings. Additionally, certain Euro Dollar futures contracts have been designated as hedges of the fair values of certain mortgage loans held for investment and certain mortgage loans held for sale, pursuant to SFAS 133. Fair value hedge accounting requires that for a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk be reported in current earnings.

Securitizations Structured as Financings

Since January 1, 2003, we have completed a total of 14 securitizations, which totaled $26.0 billion, structured as financings under SFAS 140.

These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS 140. The securitization trusts do not meet the qualifying special purpose entity criteria under SFAS 140 and related interpretations due to their ability to enter into derivative contracts. Additionally, we have the option to purchase loans from the trusts at our discretion. Accordingly, the loans, which we refer to as “mortgage loans held for investment,” remain on our balance sheet, retained interests are not created, and financing for mortgage loans held for investment replaces the credit facility debt originally financing the mortgage loans. We record interest income on securitized loans and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discount related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

Results of Operations

Consolidated net income for the three and nine months ended September 30, 2005 was $120.1 million and $300.0 million, respectively, compared to $107.3 million and $296.9 million for the three and nine months ended September 30, 2004. Diluted earnings per share for the three and nine months ended September 30, 2005 were $2.04 and $5.18, respectively, compared to $2.53 and $7.10 for the three and nine months ended September 30, 2004.

On September 2, 2005, we purchased certain assets and assumed certain related liabilities of RBC Mortgage, creating our newly-acquired lending division. This transaction added approximately 140 branch offices, 5 processing centers and 2,100 associates to our operations. The transaction is expected to be dilutive to 2005 earnings by approximately $0.10 per share, as most of the integration costs will be reflected in 2005. The impact of this acquisition was not material to our results for the three or nine months ended September 30, 2005.

The following table sets forth our results of operations as a percentage of total net interest income and other operating income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Net interest income	57.1%	45.7	59.9	39.4
Provision for losses on mortgage loans held for investment	(10.8)	(7.4)	(11.0)	(6.5)
Other operating income:
Gain on sale of mortgage loans	49.4	58.7	47.4	64.5
Servicing income	2.9	2.2	2.4	2.2
Other income	1.4	0.8	1.3	0.4

Total net interest income and other operating income	100.0	100.0	100.0	100.0
Total operating expenses	65.5	47.4	68.0	47.9

Earnings before income taxes	34.5	52.6	32.0	52.1
Income taxes	0.8	21.6	0.8	21.2

Net earnings	33.7%	31.0	31.2	30.9

As our portfolio of mortgage loans held for investment through securitizations structured as financings increases, a greater percentage of our revenues are derived from interest income and a lesser percentage from gain on sale of loans.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Originations and Purchases

The following table sets forth selected information relating to loan originations and purchases during the periods shown (dollars in thousands):

	Nine Months Ended September 30, 2005
	Historical			Newly-acquired
	Wholesale Division	Retail Division	Total	Wholesale Division	Retail Division	Total	Total
Fixed-rate mortgages	$7,875,034	1,747,603	9,622,637	210,639	305,483	516,122	10,138,759
Adjustable-rate mortgages:
Traditional	14,990,355	1,511,718	16,502,073	8,410	22,104	30,514	16,532,587
Interest Only	12,837,758	590,247	13,428,005	141,594	166,390	307,984	13,735,989

Total originations and purchases	35,703,147	3,849,568	39,552,715	360,643	493,977	854,620	40,407,335
Purchases	15,728,588	228,116	15,956,704	157,333	353,160	510,493	16,467,197
Refinances:
Cash-out refinances	17,203,315	3,047,745	20,251,060	62,004	27,342	89,346	20,340,406
Rate/term refinances	2,771,244	573,707	3,344,951	141,306	113,475	254,781	3,599,732

Total originations and purchases	35,703,147	3,849,568	39,552,715	360,643	493,977	854,620	40,407,335
Full documentation	18,173,919	2,839,376	21,013,295	225,952	350,504	576,456	21,589,751
Limited documentation	1,082,386	116,268	1,198,654	—	—	—	1,198,654
Stated documentation	16,446,842	893,924	17,340,766	134,691	143,473	278,164	17,618,930

Total originations and purchases	$35,703,147	3,849,568	39,552,715	360,643	493,977	854,620	40,407,335
Average principal balance of loans originated and purchased	$185	149	181	207	168	182	181
Weighted average FICO score of loans originated and purchased	632	613	631	719	718	718	632
Weighted average LTV ratio(1)	81.5%	78.8%	81.3%	73.6%	78.2%	76.3%	81.2%
Weighted average interest rates:
Fixed-rate mortgages	7.9%	6.9%	7.7%	6.1%	6.1%	6.1%	7.6%
Adjustable-rate mortgages - initial rate	7.1%	7.2%	7.1%	4.7%	5.7%	5.3%	7.1%
Adjustable-rate mortgages - margin over index	5.8%	5.9%	5.8%	2.5%	3.1%	2.9%	5.7%
Total originations and purchases	7.3%	7.1%	7.2%	5.8%	6.0%	5.9%	7.2%

	Nine Months Ended September 30, 2004
	Historical
	Wholesale Division	Retail Division	Total
Fixed-rate mortgages	7,302,190	1,258,332	8,560,522
Adjustable-rate mortgages:
Traditional	14,965,144	1,475,534	16,440,678
Interest Only	5,494,833	199,614	5,694,447

Total originations and purchases	27,762,167	2,933,480	30,695,647
Purchases	10,535,681	136,622	10,672,303
Refinances:
Cash-out refinances	16,070,340	2,406,943	18,477,283
Rate/term refinances	1,156,146	389,915	1,546,061

Total originations and purchases	27,762,167	2,933,480	30,695,647
Full documentation	13,683,951	2,192,187	15,876,138
Limited documentation	1,294,633	154,124	1,448,757
Stated documentation	12,783,583	587,169	13,370,752

Total originations and purchases	27,762,167	2,933,480	30,695,647
Average principal balance of loans originated and purchased	176	141	172
Weighted average FICO score of loans originated and purchased	630	607	628
Weighted average LTV ratio(1)	81.4%	78.1%	81.1%
Weighted average interest rates:
Fixed-rate mortgages	7.3%	6.8%	7.2%
Adjustable-rate mortgages - initial rate	6.9%	6.9%	6.9%
Adjustable-rate mortgages - margin over index	5.5%	5.6%	5.5%
Total originations and purchases	7.0%	6.9%	7.0%

(1)	Weighted average LTV is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.

We originated and purchased $40.4 billion in loans for the nine months ended September 30, 2005, compared to $30.7 billion for the nine months ended September 30, 2004. Historical originations and purchases totaled $39.6 billion, consisting of $35.7 billion of wholesale and $3.9 billion of retail originations and purchases, representing 97.9% of total originations and purchases for the nine months ended September 30, 2005. Newly-acquired originations and purchases totaled $854.6 million, consisting of $360.6 million of wholesale and $494.0 million of retail originations and purchases, representing 2.1% of total originations and purchases for the nine months ended September 30, 2005. For the same period in 2004, historical wholesale and retail originations and purchases totaled $27.8 billion and $2.9 billion, respectively, representing 90.4% and 9.6%, respectively, of total originations and purchases for that period.

The increase in originations for the first nine months of 2005 was primarily the result of incremental volume generated by our growth strategies, as well as overall growth in nonprime industry volume. In addition, in connection with our recent purchase of certain assets and certain related liabilities of RBC Mortgage, we began originating loans under this production channel in September 2005, which contributed $854.6 million of additional loan production. The increase in the percentage of total loans originated by our historical retail franchise is consistent with our initiative to expand our presence in the retail market. In May 2004, we acquired the rights to Home123®, a new brand identity and customer value proposition for our historical and newly-acquired retail division. The Home123 brand rollout began in early 2005 with Internet, direct mail and television advertising, and we have transitioned all of our retail-branch offices to the Home123 brand.

Traditionally, the nonprime mortgage market has focused on cash-out refinancings and home purchase business, rather than interest rate-driven refinancings. As a result, the nonprime market segment has historically been less interest rate sensitive, and therefore less volatile, than the prime mortgage market.

Secondary Market Transactions

Our total secondary market transactions increased to $36.4 billion for the nine months ended September 30, 2005, from $30.1 billion for the corresponding period in 2004, an increase of 20.9%. This increase was primarily the result of higher loan production volume in 2005 as compared to 2004. Total loan sales for the nine months ended September 30, 2005 was $25.4 billion, compared to $22.5 billion for the nine months ended September 30, 2004. Total loans sold through securitizations structured as financings for the nine months ended September 30, 2005 was $11.0 billion, compared to $7.6 billion for the nine months ended September 30, 2004.

Interest Income

Our interest income increased by 104.6% to $1.2 billion for the nine months ended September 30, 2005, compared to $609.2 million for the same period in 2004. This increase was primarily the result of higher average balances of mortgage loans held for investment and held for sale in addition to an increase in the weighted average interest rates of the mortgage loans during 2005. The average balance on mortgage loans held for investment increased by $10.6 billion to $17.0 billion for the nine months ended September 30, 2005, compared to $6.4 billion for the same period in 2004. The weighted average interest rate on mortgage loans held for investment increased from 6.74% for the nine months ended September 30, 2004 to 7.11% for the nine months ended September 30, 2005. The average balance on mortgage loans held for sale increased by $1.0 billion to $6.1 billion for the nine months ended September 30, 2005, compared to $5.1 billion for the same period in 2004. The weighted average interest rate on mortgage loans held for sale increased from 7.01% for the nine months ended September 30, 2004 to 7.04% for the nine months ended September 30, 2005. The increase in mortgage loans held for investment and held for sale in 2005 was the result of higher overall loan production volume coupled with our strategy to retain a larger portion of our mortgage loan production on our balance sheet in connection with our conversion to a REIT.

Interest Expense

Our interest expense increased by 191.8% to $671.5 million for the nine months ended September 30, 2005, from $230.1 million for the same period in 2004. This increase was the result of higher average outstanding balances of our financing on mortgage loans held for investment and credit facilities due to greater loan production volume, as well as an increase in the associated financing costs, consistent with increases in the overall interest rate environment. The average balance for the financing on mortgage loans held for investment increased by $10.2 billion to $16.7 billion for the nine months ended September 30, 2005, compared to $6.5 billion for the same period in 2004. The weighted average interest rate for the financing on mortgage loans held for investment increased from 2.64% for the nine months ended September 30, 2004 to 3.80% for the nine months ended September 30, 2005. The average balance on our credit facilities increased by $0.8 billion to $5.9 billion for the nine months ended September 30, 2005, compared to $5.1 billion for the same period in 2004. The weighted average interest rate for our credit facilities increased from 2.38% for the nine months ended September 30, 2004 to 4.14% for the nine months ended September 30, 2005.

The following table presents for the years indicated:

•	the average balance of our mortgage loans held for investment, held for sale, cash, and the liabilities financing our assets;

•	the average interest rates earned or paid;

•	the actual amount of interest income and expense; and

•	the overall interest margin earned on our balance sheet.

Interest-earning asset and interest-bearing liability balances used in the calculation represent annual average balances computed using the average of each month’s daily average balance during the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Nine Months Ended September 30,
	2005			2004
	Average Balance	Avg. Yield	Income	Average Balance	Avg. Yield	Income
Interest-earning assets:
Mortgage loans held for investment	$16,982,661	7.11%	$905,652	$6,433,144	6.74%	$325,117
Mortgage loans held for sale-Historical	6,052,544	7.04%	319,470	5,144,812	7.01%	270,445
Mortgage loans held for sale-Newly-acquired	33,291	5.75%	1,436	—	0.00%	—
Residual interests in securitizations	148,317	10.74%	11,949	166,645	10.84%	13,551
Cash and investments	981,234	1.09%	8,046	284,434	0.03%	73

Total	$24,198,047	6.87%	$1,246,553	$12,029,035	6.75%	$609,186

	Average Balance	Avg. Cost	Expense	Average Balance	Avg. Cost	Expense
Interest-bearing liabilities:
Financing on mortgage loans held for investment (1)	$16,650,175	3.80%	$474,742	$6,492,816	2.64%	$128,762
Credit facilities-Historical	5,863,957	4.14%	181,871	5,076,988	2.38%	90,699
Credit facilities-Newly-acquired	32,613	4.56%	1,115	—	0.00%	—
Convertible senior notes	5,332	4.75%	190	210,000	4.05%	6,376
Notes payable	36,455	5.78%	1,581	25,935	5.47%	1,063
Other interest (2)	—	0.00%	12,036	—	0.00%	3,154

Total	$22,588,532	3.96%	$671,535	$11,805,739	2.60%	$230,054

Net interest spread/income		2.91%	$575,018		4.15%	$379,132

(1)	Includes impact of derivative instruments accounted for as hedges.

(2)	Other interest is comprised of interest related costs associated with our servicing operation.

Provision for losses on mortgage loans held for investment

We establish an allowance for loan losses based on our estimate of losses inherent and probable in our portfolio as of our balance sheet date. The allowance for losses on mortgage loans held for investment increased to $177.8 million as of September 30, 2005 from $90.2 million as of December 31, 2004, due to the increase in the portfolio of mortgage loans held for investment and the related provision for loan losses of $105.7 million for the nine months ended September 30, 2005. The provision for loan losses for the nine months ended September 30, 2004 was $62.8 million. Mortgage loans held for investment grew from $13.2 billion at December 31, 2004 to $18.3 billion at September 30, 2005.

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Nine Months Ended September 30,
	2005	2004
Beginning balance	$90,227	26,251
Additions	105,655	62,750
Charge-offs	(18,123)	(4,345)

	$177,759	84,656

Non-Performing Assets

Non-performing assets consist of loans on which we have ceased accruing interest. At September 30, 2005, we had mortgage loans held for sale totaling approximately $58.6 million for which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $2.8 million for the nine months ended September 30, 2005. At September 30, 2005, we had mortgage loans held for investment totaling approximately $479.2 million for which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $20.0 million for the nine months ended September 30, 2005.

Other Operating Income

Gain on sale—Gain on sale of loans decreased from $620.4 million for the nine months ended September 30, 2004 to $454.7 million for the nine months ended September 30, 2005, a 26.7% decrease. The decrease in gain on sale of loans was primarily the result of a reduction in net execution from 3.77% for the nine months ended September 30, 2004 to 2.36% for the same period in 2005. Loan sale volume increased slightly from $22.5 billion for the nine months ended September 30, 2004 to $25.5 billion for the same period in 2005. Net execution represents the premium paid to us by third-party investors in whole loan sale transactions. Net execution does not include premiums we pay to originate the loans, fair value adjustments or net deferred origination fees, components of the gain on sale calculation. Each of the components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

	Nine Months Ended September 30,
	2005	2004
Cash gain from loan sale transactions	$483,689	817,946
Gain from securitization of loans	67,315	19,405
Hedging loss on securitization	(3,029)	—
Non-cash gain from servicing asset	51,786	4,508
Cash gain on sale of servicing rights	8,477	215
Securitization expenses	(5,149)	—
Accrued interest	(15,613)	—
Hedging gains (losses) on pipeline	11,036	(2,480)
Provision for repurchase losses	(8,098)	(3,722)
Fair value adjustment of residual securities	(7,645)	(6,361)
Non-refundable loan fees (1)	215,641	155,791
Premiums paid (2)	(216,882)	(200,609)
Origination costs	(129,600)	(164,700)
Hedging gains	2,769	424

Gain on sale of mortgage loans	$454,697	620,417

(1)	Non-refundable loan fees represent points and fees collected from borrowers.

(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Servicing income—Our servicing income was $23.6 million for the nine months ended September 30, 2005, compared to $21.2 million for the nine months ended September 30, 2004. This increase was due to a larger balance of loans serviced with retained servicing rights and loans serviced for others on an interim basis during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. We only recognize servicing fees on the loans that are sold on a servicing-retained basis and the loans serviced for others on an interim basis pending transfer to investors.

As of September 30, 2005, the balance of our mortgage loan servicing portfolio was $40.5 billion, which included $17.2 billion of mortgage loans held for investment, $7.7 billion of mortgage loans held for sale, $7.5 billion of mortgage loans with retained servicing rights, and $8.1 billion of mortgage loans interim serviced pending transfer to the permanent investor. As of September 30, 2004, the balance of our mortgage loan servicing portfolio was $21.8 billion, which included $9.2 billion of mortgage loans held for investment, $3.9 billion of mortgage loans held for sale, $0.8 billion of mortgage loans with retained servicing rights, and $7.9 billion of mortgage loans interim serviced pending transfer to the permanent investor.

Other Operating Expenses

Our other operating expenses for the nine months ended September 30, 2005 and 2004 are summarized below (dollars in thousands):

	Nine Months Ended September 30,
	2005	2004
Operating expenses:
Personnel	$423,158	289,004
General and administrative	133,922	105,166
Advertising and promotion	66,204	46,227
Professional services	29,063	20,433

Total operating expenses	$652,347	460,830

Our overall expenses increased by $191.5 million, or 41.6%, to $652.3 million for the nine months ended September 30, 2005, compared to $460.8 million for the same period in 2004. These increases were due primarily to increases in loan production volume for the nine months ended September 30, 2005, since most of our expenses are variable in nature and generally trend to our volume. Total loan production for the nine months ended September 30, 2005 increased 31.6% to $40.4 billion compared to $30.7 billion for the same period in 2004. The growth in our servicing portfolio primarily accounts for the rest of the increase in operating expenses.

Our personnel expenses for the nine months ended September 30, 2005 and 2004 are summarized below (dollars in thousands):

	Nine Months Ended September 30,
	2005	2004
Personnel expenses
Incentive bonus and commission	$255,738	246,127
Base salaries	204,961	149,959
Payroll taxes and benefits	92,059	57,618
Deferral of loan origination costs	(129,600)	(164,700)

Total personnel expenses	$423,158	289,004

Our personnel expenses increased by $134.2 million, or 46.4%, to $423.2 million for the nine months ended September 30, 2005, compared to $289.0 million for the same period in 2004. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses that are variable expenses dependent upon loan production volume and profits.

Our average workforce increased from 4,394 for the nine months ended September 30, 2004 to 5,594 for the nine months ended September 30, 2005, an increase of 27.3%. Total loan production for the nine months ended September 30, 2005 was $40.4 billion compared to $30.7 billion for the same period in 2004, an increase of 31.6%. The remainder of the increase was primarily due to growth in retail loan production, our servicing platform and the mortgage loan portfolio.

Our average workforce for the nine months ended September 30, 2005 and 2004 is summarized below:

	Nine Months Ended September 30,
	2005	2004
Average workforce
Historical lending	4,121	3,448
Newly-acquired lending	221	—
Servicing division	335	208
Corporate administration	917	738

Average workforce	5,594	4,394

Our advertising and promotion expenses increased by $20.0 million, or 43.3%, to $66.2 million for the nine months ended September 30, 2005, compared to $46.2 million for the same period in 2004. This increase was primarily due to the increase in total loan production volume for the nine months ended September 30, 2005, the development and rollout of the Home123 brand for our retail division, and the rollout of our New Shade of Blue Chip corporate branding campaign. Historical retail loan production volume for the nine months ended September 30, 2005 increased by 31.2% and, because advertising expense is disproportionately weighted to the retail franchise, the increase in advertising expense was higher than the overall increase in loan production volume.

Income Taxes

Our income taxes decreased to $7.6 million for the nine months ended September 30, 2005 from $204.1 million for the comparable period in 2004. This decrease was due to a lower effective tax rate as a result of our conversion to a REIT in October of 2004, whereby $352.9 million of our pretax income was attributable to the REIT and is not subject to income tax. During the third quarter of 2005, we executed mortgage subservicing agreements by and between our TRS and QRS. While these intercompany agreements did not have an impact on our consolidated income, the taxable income in the TRS was reduced by approximately $24.0 million for the three and nine months ended September 30, 2005. Such reduction resulted in tax savings of approximately $9.9 million in those periods. In addition, during the third quarter of 2005, we recorded a tax benefit adjustment of $14.8 million from finalizing amendments to our federal and state tax returns prompted by the completion of a recent Internal Revenue Service examination.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Originations and Purchases

The following table sets forth selected information relating to loan originations and purchases during the periods shown (dollars in thousands):

	Three Months Ended September 30, 2005
	Historical			Newly-acquired
	Wholesale Division	Retail Division	Total	Wholesale Division	Retail Division	Total	Total
Fixed-rate mortgages	$3,596,311	666,749	4,263,060	210,639	305,483	516,122	4,779,182
Adjustable-rate mortgages:
Traditional	5,504,666	482,114	5,986,780	8,410	22,104	30,514	6,017,294
Interest Only	5,397,465	209,673	5,607,138	141,594	166,390	307,984	5,915,122

Total originations and purchases	14,498,442	1,358,536	15,856,978	360,643	493,977	854,620	16,711,598
Purchases	6,630,798	99,251	6,730,049	157,333	353,160	510,493	7,240,542
Refinances:
Cash-out refinances	6,737,743	1,071,664	7,809,407	62,004	27,342	89,346	7,898,753
Rate/term refinances	1,129,901	187,621	1,317,522	141,306	113,475	254,781	1,572,303

Total originations and purchases	14,498,442	1,358,536	15,856,978	360,643	493,977	854,620	16,711,598
Full documentation	7,616,944	1,046,566	8,663,510	225,952	350,504	576,456	9,239,966
Limited documentation	248,152	27,910	276,062	—	—	—	276,062
Stated documentation	6,633,346	284,060	6,917,406	134,691	143,473	278,164	7,195,570

Total originations and purchases	$14,498,442	1,358,536	15,856,978	360,643	493,977	854,620	16,711,598
Average principal balance of loans originated and purchased	$185	150	181	207	168	182	181
Weighted average FICO score of loans originated and purchased	633	614	631	719	718	718	636
Weighted average LTV ratio(1)	81.6%	79.0%	81.3%	73.6%	78.2%	76.3%	81.1%
Weighted average interest rates:
Fixed-rate mortgages	7.8%	7.0%	7.7%	6.1%	6.1%	6.1%	7.5%
Adjustable-rate mortgages - initial rate	7.1%	7.2%	7.1%	4.7%	5.7%	5.3%	7.1%
Adjustable-rate mortgages - margin over index	5.9%	6.0%	5.9%	2.5%	3.1%	2.9%	5.8%
Total originations and purchases	7.3%	7.1%	7.3%	5.8%	6.0%	5.9%	7.2%

	Three Months Ended September 30, 2004
	Historical
	Wholesale Division	Retail Division	Total
Fixed-rate mortgages	1,602,797	298,113	1,900,910
Adjustable-rate mortgages:
Traditional	5,268,538	637,332	5,905,870
Interest Only	2,109,584	87,060	2,196,644

Total originations and purchases	8,980,919	1,022,505	10,003,424
Purchases	3,913,072	55,878	3,968,950
Refinances:
Cash-out refinances	4,785,976	841,152	5,627,128
Rate/term refinances	281,871	125,475	407,346

Total originations and purchases	8,980,919	1,022,505	10,003,424
Full documentation	4,160,604	768,435	4,929,039
Limited documentation	417,555	52,989	470,544
Stated documentation	4,402,760	201,081	4,603,841

Total originations and purchases	8,980,919	1,022,505	10,003,424
Average principal balance of loans originated and purchased	176	140	172
Weighted average FICO score of loans originated and purchased	630	600	627
Weighted average LTV ratio(1)	81.5%	78.1%	81.1%
Weighted average interest rates:
Fixed-rate mortgages	8.1%	7.4%	8.0%
Adjustable-rate mortgages - initial rate	7.1%	7.2%	7.1%
Adjustable-rate mortgages - margin over index	5.5%	5.6%	5.5%
Total originations and purchases	7.3%	7.2%	7.3%

(1)	Weighted average LTV is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.

We originated and purchased $16.7 billion in loans for the three months ended September 30, 2005, compared to $10.0 billion for the three months ended September 30, 2004. Historical originations and purchases totaled $15.9 billion, consisting of $14.5 billion of wholesale and $1.4 billion of retail originations and purchases, representing 94.9% of total originations and purchases for the three months ended September 30, 2005. Newly-acquired originations and purchases were $854.6 million, consisting of $360.6 million of wholesale and $494.0 million of retail originations and purchases, representing 5.1% of total originations and purchases for the three months ended September 30, 2005. For the same period in 2004, historical wholesale and retail originations and purchases totaled $9.0 billion and $1.0 billion, respectively, representing 89.8% and 10.2%, respectively, of total originations and purchases for that period.

The increase in originations in the third quarter of 2005 was primarily the result of incremental volume generated by our growth strategies, as well as the growth in overall nonprime volume. In addition, in connection with our recent purchase of certain assets and certain related liabilities of RBC Mortgage, we began originating loans under this production channel in September 2005, which contributed $854.6 million of additional loan production.

Traditionally, the nonprime mortgage market has focused on cash-out refinancings and home purchase business, rather than interest rate driven refinancings. As a result, the nonprime market segment has historically been less interest rate sensitive, and therefore less volatile, than the prime mortgage market.

Secondary Market Transactions

Our total secondary market transactions increased to $14.0 billion for the three months ended September 30, 2005, from $12.5 billion for the corresponding period in 2004, an increase of 12.0%. This increase was primarily the result of higher loan production volume in 2005 as compared to 2004. Total loan sales for the three months ended September 30, 2005 were $11.9 billion compared to $8.3 billion for the three months ended September 30, 2004, an increase of 43.4%. Total loans sold through securitizations structured as financings for the three months ended September 30, 2005 was $2.1 billion, compared to $4.2 billion for the three months ended September 30, 2004.

Interest Income

Our interest income increased by 86.7% to $494.6 million for the three months ended September 30, 2005, compared to $264.9 million for the same period in 2004. This increase was primarily the result of higher average balances of mortgage loans held for investment and held for sale in addition to an increase in the weighted average interest rates of the mortgage loans during 2005. The average balance on mortgage loans held for investment increased by $10.1 billion to $19.2 billion for the three months ended September 30, 2005, compared to $9.1 billion for the same period in 2004. The weighted average interest rate on mortgage loans held for investment increased from 6.55% for the three months ended September 30, 2004 to 7.12% for the three months ended September 30, 2005. The average balance on mortgage loans held for sale increased by $1.8 billion to $8.0 billion for the three months ended September 30, 2005, compared to $6.2 billion for the same period in 2004. The weighted average interest rate on mortgage loans held for sale decreased from 7.28% for the three months ended September 30, 2004 to 7.24% for the three months ended September 30, 2005. The increase in mortgage loans held for investment and held for sale in 2005 was the result of higher overall loan production volume coupled with our strategy to retain a larger portion of our mortgage loan production on our balance sheet in connection with our conversion to a REIT.

Interest Expense

Our interest expense increased by 172.4% to $290.9 million for the three months ended September 30, 2005, from $106.8 million for the same period in 2004. This increase was the result of higher average outstanding balances of our financing on mortgage loans held for investment and credit facilities due to greater loan production volume, as well as an increase in the associated financing costs, consistent with increases in the overall interest rate environment. The average balance for the financing on mortgage loans held for investment increased by $9.6 billion to $18.8 billion for the three months ended September 30, 2005, compared to $9.2 billion for the same period in 2004. The weighted average interest rate for the financing on mortgage loans held for investment increased from 2.71% for the three months ended September 30, 2004 to 4.17% for the three months ended September 30, 2005. The average balance on our credit facilities was $7.7 billion and $6.3 billion for the three months ended September 30, 2005 and 2004, respectively. The weighted average interest rate for our credit facilities increased from 2.61% for the three months ended September 30, 2004 to 4.43% for the three months ended September 30, 2005.

The following table presents for the years indicated:

•	the average balance of our mortgage loans held for investment, held for sale, cash, and the liabilities financing our assets;

•	the average interest rates earned or paid;

•	the actual amount of interest income and expense; and

•	the overall interest margin earned on our balance sheet.

Interest-earning asset and interest-bearing liability balances used in the calculation represent annual average balances computed using the average of each month’s daily average balance during the three months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,
	2005			2004
	Average Balance	Avg. Yield	Income	Average Balance	Avg. Yield	Income
Interest-earning assets:
Mortgage loans held for investment	$19,228,796	7.12%	$342,105	$9,057,764	6.55%	$148,308
Mortgage loans held for sale-Historical	7,981,390	7.24%	144,440	6,171,953	7.28%	112,382
Mortgage loans held for sale-Newly-acquired	99,874	5.75%	1,436	—	0.00%	—
Residual interests in securitizations	154,970	10.38%	4,022	152,688	10.98%	4,193
Cash and investments	1,109,897	0.94%	2,618	377,651	0.04%	40

Total	$28,574,927	6.92%	$494,621	$15,760,056	6.72%	$264,923

	Average Balance	Avg. Cost	Expense	Average Balance	Avg. Cost	Expense
Interest-bearing liabilities:
Financing on mortgage loans held for investment (1)	$18,835,231	4.17%	$196,376	$9,214,941	2.71%	$62,347
Credit facilities-Historical	7,655,334	4.43%	84,815	6,287,138	2.61%	41,013
Credit facilities-Newly-acquired	97,839	4.56%	1,115	—	0.00%	—
Convertible senior notes	5,000	5.36%	67	210,000	4.05%	2,126
Notes payable	41,097	6.73%	691	30,235	5.72%	432
Other interest (2)	—	0.00%	7,835	—	0.00%	866

Total	$26,634,501	4.37%	$290,899	$15,742,314	2.71%	$106,784

Net interest spread/income		2.55%	$203,722		4.01%	$158,139

(1)	Includes impact of derivative instruments accounted for as hedges.

(2)	Other interest is comprised of interest related costs associated with our servicing operation.

Provision for losses on mortgage loans held for investment

The allowance for losses on mortgage loans held for investment increased to $177.8 million as of September 30, 2005 from $90.2 million as of December 31, 2004, due to the increase in the portfolio of mortgage loans held for investment and the related provision for loan losses of $38.5 million for the three months ended September 30, 2005. The provision for loan losses for the three months ended September 30, 2004 was $25.8 million. Mortgage loans held for investment grew from $13.2 billion at December 31, 2004 to $18.3 billion at September 30, 2005.

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the three months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,
	2005	2004
Beginning balance	$145,565	61,307
Additions	38,542	25,769
Charge-offs	(6,348)	(2,420)

	$177,759	84,656

Non-Performing Assets

At September 30, 2005, we had mortgage loans held for sale totaling approximately $58.6 million for which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $1.2 million for the three months ended September 30, 2005. At September 30, 2005, we had mortgage loans held for investment totaling approximately $479.2 million for which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $6.4 million for the three months ended September 30, 2005.

Other Operating Income

Gain on sale—Gain on sale of loans decreased from $203.4 million for the three months ended September 30, 2004 to $176.2 million for the three months ended September 30, 2005, a 13.4% decrease. The decrease in gain on sale of loans was the result of a reduction in net execution from 3.31% for the three months ended September 30, 2004 to 2.05% for the same period in 2005. Loan sale volume increased from $8.3 billion for the three months ended September 30, 2004 to $11.9 billion for the same period in 2005. Each of the components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

	Three Months Ended September 30,
	2005	2004
Cash gain from loan sale transactions	$181,259	263,886
Gain from securitization of loans	47,842	5,953
Hedging loss on securitization	(3,029)	—
Non-cash gain from servicing asset	16,366	4,508
Cash gain on sale of servicing rights	8,477	215
Hedging gains (losses) on pipeline	6,273	(2,480)
Securitization expenses	(3,202)	—
Accrued interest	(10,620)	—
Provision for repurchase losses	(2,025)	(539)
Fair value adjustment of residual securities	(3,226)	409
Non-refundable loan fees (1)	85,604	51,200
Premiums paid (2)	(90,047)	(69,149)
Origination costs	(60,200)	(50,000)
Hedging gains (losses)	2,769	(613)

Gain on sale of mortgage loans	$176,241	203,390

(1)	Non-refundable loan fees represent points and fees collected from borrowers.

(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Servicing income—Servicing income was $10.2 million for the three months ended September 30, 2005, compared to $7.6 million for the three months ended September 30, 2004, an increase of 34.2%. This increase was due primarily to a larger balance of loans serviced with retained servicing rights and loans serviced for others on an interim basis during the three months ended September 30, 2005 compared to the three months ended September 30, 2004. We only receive servicing fees on the loans that are sold on a servicing-retained basis and the loans serviced for others on an interim basis pending transfer to investors.

As of September 30, 2005, the balance of our mortgage loan servicing portfolio was $40.5 billion, which included $17.2 billion of mortgage loans held for investment, $7.7 billion of mortgage loans held for sale, $7.5 billion of mortgage loans with retained servicing rights, and $8.1 billion of mortgage loans that were serviced on an interim basis pending transfer to the permanent investor. As of September 30, 2004, the balance of our mortgage loan servicing portfolio was $21.8 billion, which included $9.2 billion of mortgage loans held for investment, $3.9 billion of mortgage loans held for sale, $0.8 billion of mortgage loans with retained servicing rights, and $7.9 billion of mortgage loans interim serviced pending transfer to the permanent investor.

Other Operating Expenses

Our other operating expenses for the three months ended September 30, 2005 and 2004 are summarized below (dollars in thousands):

	Three Months Ended September 30,
	2005	2004
Operating expenses:
Personnel	$146,575	99,038
General and administrative	49,823	40,783
Advertising and promotion	25,661	16,978
Professional services	11,580	7,367

Total operating expenses	$233,639	164,166

Our overall expenses increased by $69.5 million, or 42.3%, to $233.6 million for the three months ended September 30, 2005, compared to $164.2 million for the same period in 2004. These increases were due primarily to increases in loan production volume for the three months ended September 30, 2005, since most of our expenses are variable and generally trend to our volume, as well as the acquisition of the RBC Mortgage platform in September 2005. Total loan production for the three months ended September 30, 2005 was $16.7 billion compared to $10.0 billion for the same period in 2004, an increase of 67.1%.

Our personnel expenses for the three months ended September 30, 2005 and 2004 are summarized below (dollars in thousands):

	Three Months Ended September 30,
	2005	2004
Personnel expenses
Incentive bonus and commission	$103,250	77,518
Base salaries	77,037	53,200
Payroll taxes and benefits	26,488	18,320
Deferral of loan origination costs	(60,200)	(50,000)

Total personnel expenses	$146,575	99,038

Our personnel expenses increased by $47.6 million, or 48.1%, to $146.6 million for the three months ended September 30, 2005, compared to $99.0 million for the same period in 2004. The increase was primarily due to the growth in the number of employees, as well as higher commission and bonus expenses that are variable expenses dependent upon loan production volume and profits.

Our average workforce increased from 4,842 for the three months ended September 30, 2004 to 6,085 for the three months ended September 30, 2005, an increase of 25.7%. The increase was primarily due to the acquisition of certain assets of RBC Mortgage, including its origination platform, the increase of our historical loan production, our servicing platform and the mortgage loan portfolio.

Our average workforce for the three months ended September 30, 2005 and 2004 is summarized below:

	Three Months Ended September 30,
	2005	2004
Average workforce
Historical lending	4,165	3,806
Newly-acquired lending	662	—
Servicing division	361	234
Corporate administration	897	802

Average workforce	6,085	4,842

Our advertising and promotion expense increased by $8.7 million, or 51.1%, to $25.7 million for the three months ended September 30, 2005, compared to $17.0 million for the same period in 2004. This increase was primarily due to the increase in total loan production volume for the three months ended September 30, 2005.

Income Taxes

Our income taxes decreased to $2.9 million for the three months ended September 30, 2005 from $74.8 million for the comparable period in 2004. This decrease was due to a lower effective tax rate as a result of our conversion to a REIT in October of 2004, whereby $143.6 million of our pretax income was attributable to the REIT and is not subject to income tax. During the third quarter of 2005, we executed mortgage subservicing agreements by and between our TRS and QRS. While these intercompany agreements did not have an impact on our consolidated income, the taxable income in the TRS was reduced by approximately $24.0 million for the three and nine months ended September 30, 2005. Such reduction resulted in tax savings of approximately $9.9 million in those periods. In addition, during the third quarter of 2005, we recorded a tax benefit adjustment of $14.8 million from finalizing amendments to our federal and state tax returns prompted by the completion of a recent Internal Revenue Service examination.

Liquidity and Capital Resources

Credit Facilities

We need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. We need separate credit arrangements to finance these loans until we have aggregated one or more pools for sale or securitization. The amount of credit we seek to have available is based on our expectation of future origination volume.

We have credit facilities with Bank of America, N.A., Barclays Bank PLC, Bear Stearns Mortgage Capital Corporation, IXIS Real Estate Capital Inc. (formerly known as CDC Mortgage Capital Inc.), Citigroup Global Markets Realty Corp., Credit Suisse First Boston Mortgage Capital LLC, Deutsche Bank Securities Inc., Morgan Stanley Mortgage Capital Inc., and UBS Real Estate Securities Inc. and we also have an asset-backed commercial paper facility. We use these facilities to finance the actual funding of our loan originations and purchases and to aggregate pools of mortgage loans pending sale through securitizations or whole loan sales. We typically sell all of our mortgage loans within one to three months of their funding and pay down the credit facilities with the proceeds.

Our credit facilities contain certain customary covenants, which, among other provisions, require us to maintain specified levels of liquidity, net worth and debt-to-equity ratios, restrict indebtedness and investments and require compliance with applicable laws. The minimum level of liquidity required under our credit facilities is $125.0 million, the minimum amount of net worth required is approximately $750.0 million, and debt-to-equity ratio limitations range from 12 to 1 to 16 to 1 and generally exclude non-recourse debt. We deliver compliance certificates on a monthly and quarterly basis to our lenders to certify to our continued compliance with the covenants.

If we fail to comply with any of these covenants, the lender has the right to terminate the facility and require immediate repayment. In addition, if we default under one facility, it would generally trigger a default under our other facilities. The material terms and features of our various credit facilities are as follows:

Asset-backed commercial paper facility. Von Karman Funding LLC, a special-purpose, wholly-owned subsidiary of New Century Mortgage Corporation, or New Century Mortgage, has a $2.0 billion asset-backed commercial paper facility. This facility allows for the funding and aggregation of mortgage loans using funds raised through the sale of short-term commercial paper. The interest and fees that we pay in connection with this facility are similar to the interest rates based on LIBOR that we pay to our other credit facility lenders. This facility will expire in September 2006. As of September 30, 2005, the balance outstanding under the facility was zero.

Bank of America line of credit. We have a $2.0 billion credit facility with Bank of America, $1.0 billion of which is uncommitted. The agreement allows for both funding of loan originations and aggregation of loans for up to four months pending their sale or securitization. The facility expires in September 2006 and bears interest based on a margin over the one-month LIBOR. As of September 30, 2005, the balance outstanding under the facility was $1.1 billion.

Bank of America line of credit. We have a $1.0 billion line of credit/repurchase agreement with Bank of America, which will be used solely for mortgage loan products originated through our newly-acquired loan production channel. The facility expires in September 2006 and bears interest based on a margin over the one-month LIBOR. As of September 30, 2005, the balance outstanding under the facility was $76.5 million.

Barclays line of credit. In November 2004, we entered into a $1.0 billion repurchase agreement with Barclays Bank. The agreement allows for both funding of loan originations and aggregation of loans pending their sale or securitization. The facility expires in November 2005 and bears interest based on a margin over one-month LIBOR. As of September 30, 2005, the balance outstanding under the facility was $1.4 billion. This facility was temporarily increased to $2.0 billion until October 2005. We expect to either renew or extend this facility prior its expiration.

Bear Stearns line of credit. We have an $800.0 million line of credit with Bear Stearns Mortgage Capital, $400.0 million of which is uncommitted. The facility expires in November 2005 and bears interest based on a margin over one-month LIBOR. As of September 30, 2005, the balance outstanding under this facility was $358.5 million. We expect to renew or extend this facility prior to its expiration.

IXIS line of credit. We have a repurchase agreement with IXIS Real Estate Capital. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. The facility expires in October 2006 and bears interest based on a margin over the one-month LIBOR. As of September 30, 2005, the maximum credit available under this facility was $850.0 million and the balance outstanding under this facility was $605.3 million.

Citigroup warehouse line of credit. Our special-purpose, wholly-owned subsidiary, New Century Funding SB-1, has a $150.0 million wet funding facility with Citigroup Global Markets Realty. This facility expires in December 2005 and bears interest based on a margin over the one-month LIBOR. As of September 30, 2005, the outstanding balance under the facility was zero. We expect to renew or extend this facility prior to its expiration.

Citigroup aggregation line of credit. We have a $650.0 million aggregation facility with Citigroup Global Markets Realty, which bears interest based on a margin over the one-month LIBOR. This facility expires in December 2005. We may increase the size of this facility to $800 million, provided that the value of the loans outstanding at any one time under this facility and our $150 million warehouse line of credit set forth immediately above may not exceed $800 million in the aggregate. As of September 30, 2005, the outstanding balance under this facility was $556.1 million. We expect to renew or extend this facility prior to its expiration.

Citigroup line of credit for delinquent and problem loans. We have a master loan and security agreement with Citigroup Global Markets Realty that is secured by delinquent or problem loans and by properties we obtain in foreclosures. This facility expires in December 2005 and bears interest based on a margin over the one-month LIBOR. As of September 30, 2005, the maximum credit available under this facility was $150.0 million and the balance outstanding under this facility was $74.9 million. We expect to renew or extend this facility prior to its expiration.

Citigroup commercial loan line of credit. We have a $250.0 million repurchase agreement with Citigroup Global Markets Realty. The agreement allows for both funding of commercial mortgage loan originations and aggregation of commercial mortgage loans for up to nine months pending their sale or securitization. This facility expires in December 2005 and bears interest based on a margin over the one-month LIBOR. As of September 30, 2005, the balance outstanding under this facility was $43.7 million.

Credit Suisse First Boston line of credit. We have a $1.0 billion repurchase agreement with Credit Suisse First Boston Mortgage Capital. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. This facility expires in November 2005 and bears interest based on a margin over the one-month LIBOR. As of September 30, 2005, the outstanding balance under the facility was $665.8 million. We expect to renew or extend this facility prior to its expiration.

Deutsche Bank line of credit. We have a $1.0 billion repurchase agreement with Deutsche Bank Securities, Inc. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. This facility expires in September 2006 and bears interest based on a margin over the one-month LIBOR. As of September 30, 2005, the outstanding balance under the facility was $489.2 million.

Morgan Stanley line of credit. We have a $2.0 billion credit facility with Morgan Stanley Bank, Morgan Stanley Mortgage Capital and Concord Minutemen Capital Company, which was temporarily increased to $3 billion through October 10, 2005. The agreement allows for both the funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. This facility expires in February 2007 and bears interest based on a margin over the one-month LIBOR. As of September 30, 2005, the balance outstanding under this facility was $1.1 billion.

UBS Real Estate Securities line of credit. New Century Mortgage’s special-purpose subsidiary, New Century Funding I, has a $2.0 billion asset-backed note purchase and security agreement with UBS Real Estate Securities, $500 million of which is uncommitted. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. The facility expires in June 2006 and bears interest based on a margin over the one-month LIBOR. As of September 30, 2005, the balance outstanding under this facility was $1.8 billion.

Convertible Senior Notes

On July 8, 2003, New Century TRS closed a private offering of $175.0 million of convertible senior notes due July 3, 2008 pursuant to Rule 144A under the Securities Act of 1933. On July 14, 2003, the initial purchasers of the convertible senior notes exercised their option, in full, to acquire an additional $35.0 million principal amount of the convertible senior notes. The convertible senior notes bear interest at a rate of 3.50% per year, paid semi-annually, and, as of March 17, 2004, became convertible into New Century TRS common stock at a conversion price of $34.80 per share. The conversion price represents a 28.0% premium over the closing share price on July 8, 2003. Principal balance is not due until maturity. As a result of the merger that affected our conversion to a REIT, the convertible senior notes became convertible into shares of New Century common stock. On February 14, 2005, New Century, New Century TRS and the trustee under the indenture governing the convertible senior notes entered into a second supplemental indenture pursuant to which New Century agreed to fully and unconditionally guarantee the due and punctual payment of the convertible senior notes.

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

As of September 30, 2005, the number of shares of New Century common stock into which the remaining convertible senior notes were convertible was 154,679, subject to certain adjustments under the terms of the convertible senior notes. For example, the terms of the convertible senior notes allow for the conversion rate to adjust if our dividend rate increases generally above a dividend yield of 1.75%, subject to certain other factors. As of September 30, 2005, the maximum number of shares of New Century common stock into which the remaining untendered convertible senior notes were convertible was 176,637, subject to certain adjustments under the terms of the convertible senior notes. On October 31, 2005, concurrent with the payment of a cash dividend of $1.65 per share, the number of shares into which the remaining convertible senior notes were convertible was adjusted to 159,009.

Preferred Stock

In June 2005, we sold 4,500,000 shares of our Series A Cumulative Redeemable Preferred Stock, raising $109.0 million in net proceeds. The shares have a liquidation value of $25.00 per share and pay an annual coupon of 9.125% and are not convertible into any other securities. We may, at our option, redeem the Series A Cumulative Redeemable Preferred Stock, in the aggregate or in part, at any time on or after June 21, 2010. As such, this stock is not considered mandatorily or contingently redeemable under the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and is therefore classified as a component of equity.

Securitizations Structured as Financings

Prior to 2003, we realized net cash proceeds in our securitization transactions in an amount similar to whole loan sales, as a result of NIMS transactions that closed concurrently with our securitizations. During the nine months ended September 30, 2005, we completed four securitizations structured as financings totaling $11.0 billion, resulting in the recording of loans held for investment as an asset and financing on loans held for investment as a liability. We completed four securitizations structured as financings totaling $7.6 billion for the nine months ended September 30, 2004. Without a concurrent NIMS transaction, securitizations structured as financings generally require an initial cash investment ranging from approximately 2% to 4% of the principal balance of the loans. Immediately following the securitization, we start to receive interest payments on the underlying mortgage loans and pay interest payments to the bondholders, creating positive cash flow. As the loans age, losses on the portfolio begin to reduce this cash flow.

For nine months ended September 30, 2005, the initial cash investment in securitizations structured as financings was $407.4 million. For the nine months ended September 30, 2004, the initial cash investment in securitizations structured as financings was $267.5 million partially offset by $43.8 million of financing on retained bonds. For the nine months ended September 30, 2005 and 2004, we received $474.9 million and $228.7 million, respectively, in cash flows from these securitizations. During the remainder of 2005 and in the near term, we expect that our loan production will be sold through whole loan sales and, to a lesser extent, securitizations structured as sales.

Other Borrowings

We periodically enter into equipment financing arrangements from time to time that are treated as notes payable for financial statement purposes. As of September 30, 2005 and December 31, 2004, the balances outstanding under these borrowing arrangements were $45.3 million and $37.6 million, respectively.

During the third quarter of 2003, we entered into a $20.0 million servicer advance agreement, which allows us to borrow up to 95% of servicing advances on our servicing portfolio. As of September 30, 2005, the balance outstanding under this facility was $5.2 million and is included in prepaids and other assets net of escrow advances. As of December 31, 2004, the balance outstanding under this facility was $6.5 million and was included in prepaids and other assets net of escrow advances. This facility expires in August 2006.

Off-Balance Sheet Arrangements

We are party to various transactions that have an off-balance sheet component. In connection with our off-balance sheet securitization transactions, as of September 30, 2005, there were $3.7 billion in loans owned by off-balance sheet trusts. The trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to us in the event that the loans in the various trusts do not perform as expected. Because these trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, we have included only our residual interest in these loans on our balance sheet. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these residual assets. See “—Residual Interests in Securitizations” for further discussion of our risks with respect to these off-balance sheet arrangements.

As of September 30, 2005, in connection with our strategy to mitigate interest rate risk in our mortgage loans held for investment and certain of our mortgage loans held for sale, we had approximately $87.2 billion notional amount of Euro Dollar futures contracts outstanding, expiring between December 2005 and June 2010. The notional amount of Euro Dollar futures contracts is greater than the outstanding balance of items they hedge because we have multiple Euro Dollar futures contracts at various maturities covering the same hedged items for different periods. The fair value of these Euro Dollar futures contracts was $80.7 million as of September 30, 2005 and is included in prepaid expenses and other assets and accounts payable and accrued liabilities. In addition, we enter into commitments to fund loans that we intend to sell to investors that set the interest rate of the loans prior to funding. These interest rate lock commitments are considered to be derivatives and are recorded on our balance sheet at fair value. As of September 30, 2005, the approximate value of the underlying principal balance of loan commitments related to our newly-acquired operations was $1.1 billion.

Contractual Obligations

The following table summarizes our material contractual obligations as of September 30, 2005. The maturity of our financing on mortgage loans held for investment is based on certain prepayment assumptions (see “—Securitizations Structured as Financings” for further details).

As of September 30, 2005, we had undisbursed home equity lines of credit of $1.4 million.

		Payment Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(dollars in thousands)
Notes payable	$45,318	21,687	23,631	—	—
Operating leases	164,511	24,168	50,147	39,658	50,538
Credit facilities	8,218,122	8,218,122	—	—	—
Financing on mortgage loans held for investment	18,226,819	5,298,181	7,514,391	2,624,852	2,789,395

Hurricane Impact

The recent hurricanes have affected our mortgage loan portfolios, including mortgage loans held for sale, mortgage loans held for investment, and the mortgage loans underlying our residual interests in securitizations. For many of the loans in hurricane impacted areas, we have not been able to determine the borrowers’ ability to repay their mortgages. In addition, it is possible that many of the properties securing loans in hurricane impacted areas are in areas where little, if any, damage has occurred. We currently have been unable to fully assess the impact of the recent hurricanes because of our inability to conduct inspections of all properties affected.

In accordance with public policy and other regulatory guidance, we will work with our customers to assess their personal situation and the effect of the recent hurricanes on the Gulf Coast. We will continue to refine our estimates regarding the impact of the hurricanes, including the effect of loan forbearance and other efforts to assist customers, as more information becomes available.

Stock Repurchases

For the quarters ended September 30, 2005 and 2004, we did not make any stock repurchases except for repurchases related to employee stock options and restricted stock.

On November 2, 2005, our board of directors authorized the repurchase of up to 5,000,000 shares of our common stock over the following 12 months. Given that our common shares are trading below our book value per share, we believe such repurchases represent an advantageous use of excess cash generated by our operations. We may execute the repurchases in open market transactions or in privately negotiated sales. The volume and timing of repurchases will depend on market conditions, cash and liquidity and other factors. We reserve the right to terminate, suspend, reduce or increase the size of the stock repurchase program at any time.

Cash Flow

For the nine months ended September 30, 2005, our cash flow from operations increased by $173.2 million to $442.3 million, compared to $269.1 million for the same period in 2004. This increase was due primarily to (i) a $114.5 million positive change in other assets and liabilities, (ii) a $115.5 million increase in principal payments on mortgage loans held for sale, (iii) a $78.0 million increase in depreciation and amortization, (iv) an increase of $71.5 million of NIR gains, and (v) a $42.9 million increase in provision for losses on mortgage loans held for investment. These increases were partially offset by (i) a $149.7 million decrease in mortgage loans originated or acquired for sale, net of mortgage loan sales and increases in credit facilities, (ii) an increase of $56.4 million in non-cash servicing gains, (iii) an increase in initial deposits to over-collateralization accounts of $50.9 million, and (iv) a decrease of $28.4 million in cash received from residual interests in securitizations for the nine months ended September 30, 2005, compared to the same period in 2004.

For the nine months ended September 30, 2005, our cash flow used in investing activities decreased by $777.6 million to $5.4 billion compared to $6.2 billion for the same period in 2004. This decrease in cash usage was due to a $3.6 billion increase in principal payments received on mortgage loans held for investment to $5.0 billion for the nine months ended September 30, 2005 from $1.4 billion in 2004, partially offset by (i) a greater amount of cash used to originate or acquire mortgage loans for investment of $2.7 billion, and (ii) $80.6 million of cash used to purchase net assets of RBC Mortgage for the nine months ended September 30, 2005 compared to the same period in 2004.

For the nine months ended September 30, 2005, cash from financing activities decreased by $1.1 billion to $4.7 billion, compared to $5.8 billion for the nine months ended September 30, 2004. This decrease was due mainly to (i) higher repayments of securitization financing on mortgage loans held for investment of $4.7 billion for the nine months ended

September 30, 2005, compared to $1.4 billion for the same period in 2004, (ii) higher dividend payments of $259.1 million for the nine months ended September 30, 2005, compared to $18.9 million for the same period in 2004, and (iii) an increase in restricted cash to $317.3 million, compared to $242.5 million for the same period in 2004, partially offset by higher net financing on mortgage loans held for investment of $9.8 billion in the nine months ended September 30, 2005, compared to $7.4 billion for the same period in 2004, and proceeds from the issuance of preferred stock of $108.7 million for the nine months ended September 30, 2005, compared to zero for the same period in 2004.

Our loan origination and purchase and servicing programs require significant cash investments, including the funding of (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities; (ii) commissions paid to sales employees to originate loans; (iii) any difference between the amount funded per loan and the amount advanced under our credit facilities; (iv) our hedging activities; (v) servicing-related advance requirements; and (vi) income tax payments in our taxable REIT subsidiaries. We also require cash to fund securitizations structured as financings, ongoing operating and administrative expenses, dividend payments, capital expenditures and our stock repurchase program. Our sources of operating cash flow include (i) net interest income; (ii) cash premiums obtained in whole loan sales; (iii) mortgage origination income and fees; (iv) cash flows from residual interests in securitizations; and (v) servicing fee income.

Liquidity Strategy

We establish target levels of liquidity and capital based on a number of factors including our loan production volume, the condition of the secondary market for our loans and the size and composition of our balance sheet. As a result of our conversion to a REIT, we also consider those factors that enable us to qualify as a REIT under the requirements of the Code. Requirements for qualification as a REIT include various restrictions on ownership of New Century stock, requirements concerning distribution of our taxable income and certain restrictions on the nature of our assets and sources of our income. As a REIT, we must distribute at least 90% of our taxable income to our stockholders, 85% of which income we must distribute within the taxable year in order to avoid the imposition of an excise tax. The remaining balance may extend until timely filing of our tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income. If in any tax year we should not qualify as a REIT, we would be taxed as a corporation and distributions to stockholders would not be deductible in computing taxable income. If we were to fail to qualify as a REIT in any tax year, we would not be permitted to qualify for that year and the succeeding four years.

We intend to continue to focus on maintaining our targeted liquidity and leverage levels for both our REIT and taxable REIT subsidiaries. Our principal strategies are to effectively manage the percentage of loans sold through whole loan sales and off-balance sheet securitizations compared to securitizations structured as financings, giving consideration to whole loan prices, the amount of cash required to finance securitizations structured as financings and REIT qualification requirements and to access the capital markets when appropriate to support our business operations. In the fourth quarter of 2005, we intend to use a portion of our excess cash and liquidity to commence our common stock repurchase program. We intend to execute the repurchase program while maintaining our targeted cash and liquidity levels and preserving our flexibility to engage in a modest level of off-balance sheet securitizations if we believe such transactions to be advantageous. There can be no assurance that we will be able to achieve these goals and operate on a cash flow-neutral or cash flow-positive basis.

Subject to the various uncertainties described above, and assuming that we will be able to successfully execute our liquidity strategy, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future, while enabling us to maintain our qualification as a REIT under the requirements of the Code. In addition, we may obtain financing by accessing the capital markets, as available.

Cash and liquidity, which includes available borrowing capacity, was $604.1 million at September 30, 2005, compared to $987.4 million at December 31, 2004. Available borrowing capacity represents the excess of mortgage loan collateral for our mortgage loans held for sale, net of the amount borrowed under our short-term credit facilities.

RBC Mortgage Acquisition

During the third quarter of 2005, Home123 Corporation, one of our wholly-owned subsidiaries, completed the purchase of certain assets and assumption of certain related liabilities of RBC Mortgage, which was initially announced in May 2005. We expect that the acquisition will enable us to significantly expand our mortgage product offerings, our retail presence on a nationwide basis and our channels of distribution, particularly into the realtor and builder channels. Additionally, we believe that being a full-service mortgage provider allows us to build upon the success of our national Home123 branding and marketing campaign.

The newly-acquired RBC Mortgage platform, which is more heavily weighted towards purchase financing as opposed to refinancing transactions, includes approximately 140 branches nationwide and originates residential mortgage loans, consisting primarily of “Alt-A,” “jumbo” and “conforming” mortgages, as well as home equity lines of credit. While we expect this acquisition to be slightly dilutive to our earnings per share in 2005, we expect it to be accretive to our earnings per share for the 12 months following the acquisition.

Quarterly Dividend

On May 16, 2005, we declared a quarterly cash dividend at the rate of $1.60 per share that was paid on July 29, 2005 to stockholders of record at the close of business on July 20, 2005. On August 3, 2005, we declared a quarterly cash dividend at the rate of $1.65 per share that was paid on October 31, 2005 to stockholders of record at the close of business on October 20, 2005. Any future declarations of dividends will be subject to our earnings, financial position, capital requirements, contractual restrictions and other relevant factors.

We are required to pay to holders of our Series A Cumulative Redeemable Preferred Stock cumulative dividends from the date of original issuance on June 21, 2005 in the amount of $2.28125 per share each year, which is equivalent to 9.125% of the $25.00 liquidation preference per share. On August 3, 2005, we declared a cash dividend at the rate of $0.63368 per share that was paid on September 30, 2005 to holders of our Series A Cumulative Redeemable Preferred Stock at the close of business on September 1, 2005. The dividend paid on September 30, 2005 was for more than a full quarter. On October 26, 2005, we declared a cash dividend at the rate of $0.5703125 per share that will be paid on December 30, 2005 to holders of our Series A Cumulative Redeemable Preferred Stock at the close of business on December 1, 2005. Future dividends on our Series A Cumulative Redeemable Preferred Stock will be payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, or if not a business day, the prior preceding business day.

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

Changes in market interest rates affect our estimations of the fair value of our mortgage loans held for sale and the fair value of our mortgage loans held for investment and related derivatives. The changes in fair value that are stated below are derived based upon hypothetical immediate and equal changes to market interest rates of various maturities. The effects of the hypothetical adjustments to the base or current interest rate curve are adjusted by the levels shown below (dollars in thousands):

As of September 30, 2005:

Hypothetical Change in Interest Rate (basis points)	+ 50	+ 100	- 50	- 100
Change in fair value of residual interests in securitizations	$(5,371)	(10,241)	4,038	8,639
Change in fair value of derivatives related to residual interests in securitizations	3,825	7,650	(3,825)	(7,650)
Change in fair value of mortgage loans held for investment	(107,889)	(209,712)	104,787	209,417
Change in fair value of derivatives related to mortgage loans held for investment	104,688	209,375	(104,688)	(209,375)

Net change	$(4,747)	(2,928)	312	1,031

As of December 31, 2004:

Hypothetical Change in Interest Rate (basis points)	+ 50	+ 100	- 50	- 100
Change in fair value of residual interests in securitizations	$(550)	(1,869)	474	1,425
Change in fair value of derivatives related to residual interests in securitizations	1,138	2,275	(1,138)	(2,275)
Change in fair value of mortgage loans held for investment	(79,008)	(158,523)	68,012	138,502
Change in fair value of derivatives related to mortgage loans held for investment	66,013	132,025	(66,013)	(132,025)

Net change	$(12,407)	(26,092)	1,335	5,627

Item 4.	Controls and Procedures

As of September 30, 2005, the end of our third quarter, our management, including our Chief Executive Officer, Vice Chairman – Finance, Chief Financial Officer and President and Chief Operating Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer, Vice Chairman – Finance, Chief Financial Officer and President and Chief Operating Officer concluded, as of September 30, 2005, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during the quarter ended September 30, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We have previously disclosed our material litigation and regulatory issues in our Annual Report on Form 10-K, for the period ended December 31, 2004, in our Quarterly Reports on Form 10-Q and in our other filings with the Securities and Exchange

Commission pursuant to the Securities Exchange Act of 1934, as amended. Below are updates on those matters as to which there were material developments in the third quarter, 2005.

Bernstein. In April 2002, Paul Bernstein filed a class action complaint against New Century Mortgage in the Circuit Court of Cook County, Illinois seeking damages for receiving unsolicited advertisements to telephone facsimile machines in violation of the Telephone Consumer Protection Act, 47 U.S.C. §227, and the Illinois Consumer Fraud Act, or ICFA. The plaintiffs filed an amended complaint on May 1, 2003 and, on September 18, 2003, the judge granted New Century Mortgage’s motion to dismiss with respect to the ICFA count and permitted the plaintiff to replead on an individual, not consolidated, basis. On September 30, 2003, the plaintiff filed a motion for class certification and second amended complaint. The court consolidated similar cases into three groups. New Century Mortgage sought and obtained an order permitting it to join other defendants in this consolidated action and filed a motion to dismiss the second amended complaint. Oral argument on New Century Mortgage’s consolidated motion was heard on March 30, 2004. The judge dismissed the ICFA count. At the class certification hearing on August 10, 2004, the plaintiffs’ motion for class certification was withdrawn pursuant to a settlement between the parties. Pursuant to the settlement, the plaintiffs filed a third amended complaint seeking a nationwide class. The parties executed the written settlement agreement that the judge approved on April 5, 2005. The settlement will not have a material impact on New Century Mortgage’s financial position. New Century Mortgage’s insurance carriers have agreed to defend New Century Mortgage with a reservation of rights. This case was dismissed by an order dated October 27, 2005.

Overman. In September 2002, Robert E. Overman and Martin Lemp filed a class action complaint in the Superior Court of Alameda County, California, against New Century Financial Corporation and New Century Mortgage (collectively, the “New Century Entities”), U.S. Bancorp, Loan Management Services, Inc., and certain individuals affiliated with Loan Management Services. The complaint alleges violations of the California Consumers Legal Remedies Act, Unfair, Unlawful and Deceptive Business and Advertising Practices in violation of Business & Professions Code Sections 17200 and 17500, Fraud-Misrepresentation and Concealment and Constructive Trust/Breach of Fiduciary Duty and damages including restitution, compensatory and punitive damages, and attorneys’ fees and costs. The plaintiffs filed an amended complaint in July 2003 and, in September 2003, the judge granted the New Century Entities’ demurrer challenging their claims in part. The Consumers Legal Remedies Act claim was dismissed and the plaintiffs withdrew the Constructive Trust/Breach of Fiduciary Duty claim. The New Century Entities filed their answer to the plaintiffs’ amended complaint in September 2003. The New Century Entities filed a Section 128.7 sanctions motion seeking dismissal of the case. On December 8, 2003, the court granted the motion for sanctions against the plaintiffs for filing a first amended complaint with allegations against the New Century Entities that were devoid of evidentiary support and ordered all those claims stricken without prejudice. On January 27, 2004, the court entered a judgment of dismissal without prejudice in favor of the New Century Entities. The plaintiffs filed a notice of appeal on February 20, 2004 from the judgment entered in favor of the New Century Entities and the order granting the New Century Entities’ motion for sanctions. The plaintiffs also filed a motion with the appellate court to consolidate this appeal with three additional appeals they have sought in similar cases against other lenders. On May 28, 2004, the court denied the motion. The plaintiffs/appellants filed their opening appellate brief in July 2004. On June 10, 2005, the court of appeals dismissed plaintiff’s appeal for lack of appellate jurisdiction. On August 10, 2005, the court entered an order holding that the New Century Entities should recover their costs.

England. In April 2003, two former, short-term employees, Kimberly A. England and Gregory M. Foshee, filed a complaint seeking class action status against the New Century Entities, Worth Funding Incorporated (now known as New Century Credit Corporation) (“Worth”) and The Anyloan Company (now known as Home123 Corporation) (“Anyloan”). The action was removed on May 12, 2003 from the 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana to the U.S. District Court for the Middle District of Louisiana in response to the New Century Entities, Worth and Anyloan’s Petition for Removal. The complaint alleges failure to pay overtime wages in violation of the federal Fair Labor Standards Act, or FLSA. The plaintiffs filed an additional action in Louisiana state court (19th Judicial District Court, Parish of East Baton Rouge) on September 18, 2003, adding James Gray as a plaintiff and seeking unpaid wages under state law, with no class claims. This second action was removed on October 3, 2003 to the U.S. District Court for the Middle District of Louisiana, and was ordered consolidated with the first action. In April 2004, the U.S. District Court unilaterally de-consolidated the James Gray individual action. In September 2003, the plaintiffs also filed a motion to dismiss their claims in Louisiana to enable them to join in a subsequently filed case in Minnesota entitled Klas vs. New Century Financial Corporation, et al. The New Century Entities, Worth and Anyloan opposed the motion and the court agreed with their position and refused to dismiss the plaintiffs’ case, as it was filed first. The Klas case was consolidated with this case and discovery is proceeding. The New Century Entities, Worth and Anyloan filed a motion to dismiss Worth and Anyloan as defendants. The court granted the motion to dismiss in April 2004. On June 28, 2004, the New Century Entities filed a motion to reject conditional certification of a collective action. The New Century Entities’ motion to reject the class was granted on June 30, 2005. The plaintiffs had 30 days to file individual actions against the New Century Entities, and 426 actions were filed. The parties agreed to mediate and mediation is set for January 2006.

Lum. In December 2003, New Century Mortgage was served with a class action complaint filed by Elaine Lum in the Supreme Court of the State of New York in Riverhead, Suffolk County. The complaint alleged that certain payments New Century Mortgage makes to mortgage brokers, sometimes referred to as yield spread premiums, interfered with the contractual relationship between Ms. Lum and her broker. The complaint also sought damages related thereto for fraud, wrongful inducement/breach of fiduciary duty, violation of deceptive acts and practices, unjust enrichment and commercial bribing. The complaint sought class certification for similarly situated borrowers in the State of New York. New Century Mortgage filed a motion to dismiss on January 30, 2004. The judge granted New Century Mortgage’s motion and dismissed all claims on March 23, 2004. On April 12, 2004, the plaintiff filed a notice of appeal, seeking review of the court’s order granting the motion to dismiss. On June 20, 2005, the Appellate Division of the Supreme Court of the State of New York located in Brooklyn, New York, affirmed the order granting New Century Mortgage’s motion to dismiss the complaint. Plaintiff/appellant filed a motion with the appellate division for reargument and/or for leave to appeal to the Court of Appeals, which the Court denied in October 2005.

Warburton. In June 2004, the New Century Entities were named as defendants and served with a class action complaint filed by Joseph and Emma Warburton, as plaintiffs, in the U.S. District Court of New Jersey. The complaint alleges violations of the Real Estate Settlement Procedures Act, or RESPA, the Truth-in-lending Act, or TILA, and the New Jersey Consumer Fraud Act, and unjust enrichment. The complaint also alleges certain other violations against defendants unrelated to the New Century Entities, including Foxtons, Inc., Foxtons North America, Foxtons Realtor and Foxtons Financial, Inc., referred to collectively as Foxtons, and Worldwide Financial Resources, Inc. The plaintiffs allege, among other things, that Foxtons, acting as their broker, charged fees and received a yield spread premium without disclosing the same to them until the time of closing. The class is defined as all persons in the state of New Jersey who have purchased, or sought to purchase, a home listed for sale by Foxtons and who have paid a prequalification application fee, or who have received and accepted an offer from Foxtons for a fixed interest rate mortgage loan that Foxtons failed to deliver as promised and who have suffered damages as a result. The complaint seeks to enjoin the wrongful conduct alleged, recovery of actual and statutory damages, and attorneys’ fees and costs. On July 28, 2004, the New Century Entities filed a motion to dismiss the complaint for failure to state a claim. On June 13, 2005, the court entered an order dismissing the federal claims (RESPA & TILA). On July 13, 2005, plaintiffs filed a motion for leave to file their first amended complaint in state court. The parties have agreed to resolve this matter and the resolution will not have a material impact on our financial position. This case has been dismissed by order of October 21, 2005.

DOL Investigation. On August 2, 2004, the U.S. Department of Labor, Wage and Hour Division, or DOL, informed New Century Mortgage that it is conducting an investigation to determine whether New Century Mortgage is in compliance with the FLSA. The DOL has narrowed the scope of its investigation. New Century Mortgage believes it is in compliance with the FLSA and that it properly pays overtime wages. In April 2005, we provided requested documents.

Doherty. In November 2004, Nancy Doherty, Krysti Lyn Randall, Robert Elibasich and Alice Elibasich filed a class action complaint against New Century Mortgage, two New Century Mortgage employees and Nations Title Agency of Illinois in the Circuit Court of Cook County Illinois. The complaint alleges that the defendants violated Section 4.1a of the Illinois Interest Act by charging more than 3 points on a loan with an interest rate of 8% or higher. The complaint also alleges that the defendants engaged in unfair acts and practices, in purported violation of Section 2 of ICFA by charging the plaintiffs and others points in excess of the number permitted by the Illinois Interest Act and seeks restitution for such alleged overpayments. Individual plaintiff, Doherty, also alleges violation of Section 2 of ICFA, and asserts a claim for unjust enrichment by failing to refund excess recording fees to Doherty. The complaint seeks recovery of statutory, compensatory and punitive damages, restitution and attorneys’ fees and costs. New Century Mortgage filed a motion to stay the case pending a final decision in the U.S. Bank v. Clark case pending in the Illinois Supreme Court. The court granted New Century Mortgage’s motion to stay on January 20, 2005. On July 5, 2005 the court granted the motion to consolidate this case with the Brown case (described below). On September 22, 2005 the Illinois Supreme Court issued its opinion, reversing the Appellate Court ruling in the Clark case. On October 21, 2005, the Court dismissed this case with prejudice.

Brown. In February 2005, Judy Brown filed a class action complaint against New Century Mortgage and loan originator Residential Loan Centers of America, Inc. in the Circuit Court of Cook County, Illinois. The complaint alleges that the defendants violated Section 4.1(a) of the Illinois Interest Act by charging more than 3% in charges on a loan with an interest rate of 8% or higher and violated the same provision by collecting payments on the loan. The proposed class is defined as all persons who entered into loans secured by their real property in Illinois with an interest rate of 8% or more and “charges” in excess of 3% of the principal, and for which one or more of the defendants knowingly contracted and/or received and/or are currently receiving payments. The complaint seeks an award of damages, interest, reasonable attorneys’ fees, costs and other relief. On May 23, 2005, New Century Mortgage filed a motion to consolidate the case with the Doherty case (described above). On June 23, 2005, the plaintiffs refiled the motion for class certification for the second time and filed a motion for a protective order. On July 5, 2005, New Century Mortgage’s motion to consolidate with Doherty was granted. On September 22, 2005 the Illinois Supreme Court issued its opinion, reversing the Appellate Court ruling in the U.S. Bank vs. Clark case (described above). On October 21, 2005, the Court dismissed this case with prejudice.

Rubio. In March 2005, Daniel J. Rubio, a former employee of New Century Mortgage filed a class action complaint against New Century Mortgage in the Superior Court of Orange County, California. The complaint alleges failure to pay overtime wages, failure to provide meal and rest periods, and that New Century Mortgage engaged in unfair business practices in violation of the California Labor Code. The complaint seeks recovery of unpaid wages, interest, and attorneys’ fees and costs. New Century Mortgage filed a motion to strike and demurrer to the complaint in May 2005. On July 8, 2005, the court overruled the demurrer and granted the motion to strike. The amended complaint was filed in July 2005 and New Century Mortgage filed its answer in August 2005.

Bonner. In April 2005, Perrie Bonner and Darrell Bruce filed a class action lawsuit against New Century Mortgage and Home123 Corporation (“Home123”) in the U.S. District Court, Northern District of Indiana, Hammond Division alleging violations of the Fair Credit Reporting Act, or FCRA, claiming that New Century Mortgage and Home123 accessed consumer credit reports without authorization because the prescreened offers of credit did not qualify as firm offers of credit. The proposed class consists of all persons in Indiana, Illinois and Wisconsin who received the prescreened offers from April 20, 2003 to May 10, 2005. New Century Mortgage and Home 123 filed their answer to the complaint on June 30, 2005. In September 2005, plaintiffs filed a motion for class certification and New Century Mortgage and Home123’s response is due in November 2005. On November 1, 2005, New Century Mortgage and Home123 filed a motion for judgment on the pleadings.

Phillips. In July 2005, Pamela Phillips filed a class action lawsuit against the New Century Entities and Home123 in the District Court, Central District of California. Plaintiff alleges violations of FCRA, claiming that the New Century Entities and Home123 accessed consumer credit reports without authorization because the prescreened offers of credit did not qualify as firm offers of credit. The case also alleges that certain disclosures were not made in a clear and conspicuous manner. The proposed class consists of all persons nationwide whose consumer reports were obtained or used by the New Century Entities in connection with a credit transaction not initiated by the consumer and who did not receive a firm offer of credit from the New Century Entities. A proposed sub-class consists of all persons whose consumer reports were obtained or used by the New Century Entities in connection with a credit transaction not initiated by them, and who received a written solicitation to enter a credit transaction which did not provide clear and conspicuous disclosures as required by 15 U.S.C. section 1681m(d). The complaint seeks damages of not more than $1,000 for each alleged violation, declaratory relief, injunctive relief, attorneys’ fees and costs. The New Century Entities and Home123 filed a motion to dismiss certain claims in October 2005.

Trademark Case. In August 2004, a factoring company by the name of New Century Financial, Inc. sued the New Century Entities in the U.S. District Court for the Southern District of Texas. Plaintiff also named New Century REIT, Inc. in its first amended complaint. The complaint alleges claims for federal and state trademark infringement and unfair competition and seeks an injunction, damages, exemplary damages, attorneys’ fees, and other relief. Plaintiff seeks the equitable relief as to the terms “New Century” and “New Century Financial.” In September 2004, the court ruled on plaintiff’s motion for preliminary injunction. The court did not grant most of the relief sought but did preliminarily enjoin the New Century Entities and New Century REIT, Inc. from using plaintiff’s triangle logo and from referring its mortgage customers to the parent company’s website. In October 2005, the U.S. District Court denied the New Century Entities and New Century REIT, Inc.’s motion for summary judgment. Trial is scheduled for December 2, 2005.

Jeppesen. In October 2005, Patricia and Stephen Jeppesen filed a class action lawsuit against New Century Mortgage in the U.S. District Court, Northern District Of Indiana. The plaintiffs allege that New Century Mortgage violated the Indiana High Cost Loan Act by allegedly making loans with fees greater than permitted by law unless certain disclosures are made. The class is defined as all persons who obtained a mortgage loan from New Century Mortgage after January 1, 2005 on their principal residence in Indiana. A second claim in the complaint alleges that New Century Mortgage improperly charged a document preparation fee. The class also consists of all persons in Indiana who paid a document preparation fee to New Century Mortgage in the six years prior to the filing of the complaint. The complaint seeks statutory damages, attorneys’ fees, costs, restitution and other relief.

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

No matters were submitted to a vote of our stockholders during the third quarter of 2005.

Item 6.	Exhibits

(a)	Exhibits

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY FINANCIAL CORPORATION

DATE: November 9, 2005	By:	/s/ Robert K. Cole
Robert K. Cole
Chairman and Chief Executive Officer

DATE: November 9, 2005	By:	/s/ Patti M. Dodge
Patti M. Dodge
Executive Vice President and Chief Financial Officer

DATE: November 9, 2005	By:	/s/ Edward F. Gotschall
Edward F. Gotschall
Vice Chairman - Finance

DATE: November 9, 2005	By:	/s/ Brad A. Morrice
Brad A. Morrice
Vice Chairman, President and Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of April 21, 2004, by and among New Century TRS Holdings, Inc. (f/k/a New Century Financial Corporation), New Century Financial Corporation (f/k/a New Century REIT, Inc.) and NC Merger Sub, Inc.(1)

3.1	Articles of Amendment and Restatement of New Century Financial Corporation(2)

3.2	Articles Supplementary of New Century Financial Corporation (3)

3.3	Articles Supplementary of New Century Financial Corporation relating to 9.125% Series A Cumulative Redeemable Preferred Stock(4)

3.4	Amended and Restated Bylaws of New Century Financial Corporation(2)

3.5	Second Amended and Restated Bylaws of New Century Financial Corporation(5)

3.6	Third Amended and Restated Bylaws of New Century Financial Corporation(7)

4.1	Specimen Stock Certificate(6)

10.1	Sublease, dated as of June 23, 2005, between New Century Financial Corporation and the State of California, acting by and through its Director of General Services(8)

10.2	Amendment No. 2 to the Master Loan and Security Agreement, dated as of August 22, 2005, by and among NC Capital Corporation, New Century Credit Corporation, New Century Mortgage Corporation, NC Residual II Corporation, Concord Minutemen Capital Company, LLC, Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc.(9)

10.3	Letter Agreement, dated as of August 25, 2005, by and among NC Capital Corporation, New Century Credit Corporation, New Century Mortgage Corporation, NC Residual II Corporation and IXIS Real Estate Capital Inc.(10)

10.4	Letter Agreement, dated as of September 9, 2005, by and among New Century Mortgage Corporation, NC Capital Corporation, NC Residual II Corporation, New Century Credit Corporation and IXIS Real Estate Capital Inc.*

10.5	Amendment No. 6 to Third Amended and Restated Master Repurchase Agreement, dated as of July 31, 2005, by and among New Century Mortgage Corporation, NC Residual II Corporation, NC Capital Corporation, New Century Credit Corporation and IXIS Real Estate Capital Inc.*

10.6	Fourth Amended and Restated Master Repurchase Agreement, dated as of October 11, 2005, by and among New Century Mortgage Corporation, NC Capital Corporation, NC Residual II Corporation, New Century Credit Corporation, Home123 Corporation and IXIS Real Estate Capital Inc.(14)

10.7	Amended and Restated Master Repurchase Agreement, dated as of August 18, 2005, by and among NC Capital Corporation, New Century Credit Corporation, NC Residual II Corporation and Bear Stearns Mortgage Capital Corporation(10)

10.8	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of October 27, 2005, by and among Bear Stearns Mortgage Capital Corporation, NC Capital Corporation, NC Residual II Corporation and New Century Credit Corporation*

10.9	Master Repurchase Agreement, dated as of August 26, 2005, by and among NC Capital Corporation, New Century Credit Corporation, NC Residual II Corporation and Concord Minutemen Capital Company, LLC. made by New Century Financial Corporation(10)

10.10	Guaranty, dated as of August 18, 2005, made by New Century Financial Corporation in favor of Bear Stearns Mortgage Capital Corporation(10)

10.11	Amendment No. 1 to Master Repurchase Agreement, dated as of August 26, 2005, by and among NC Capital Corporation, New Century Credit Corporation, New Century Mortgage Corporation, NC Residual II Corporation, New Century Financial Corporation and Credit Suisse First Boston Mortgage Capital LLC(10)

10.12	Amendment No. 2 and Joinder to Master Repurchase Agreement, dated as of September 2, 2005, by and among New Century Financial Corporation, NC Capital Corporation, New Century Credit Corporation, New Century Mortgage Corporation, NC Residual II Corporation, Loan Partners Mortgage, Ltd., Kingston Mortgage Company, Ltd., Compufund Mortgage Company, Ltd., WRT Financial Limited Partnership, Peachtree Residential Mortgage, L.P., Residential Prime Lending Limited Partnership, Team Home Lending, Ltd., Sutter Buttes Mortgage, L.P., Midwest Home Mortgage Ltd., Austin Mortgage, L.P., Capital Pacific Home Loans, L.P., Golden Oak Mortgage, L.P., Northwest Capital Mortgage, L.P., scFinance, L.P., Ad Astra Mortgage, Ltd. and Credit Suisse First Boston Mortgage Capital LLC(12)

10.13	Amendment No. 1 to Master Repurchase Agreement, dated as of August 30, 2005, by and among NC Capital Corporation, New Century Credit Corporation, New Century Mortgage Corporation, NC Residual II Corporation and Barclays Bank PLC(11)

10.14	Master Repurchase Agreement, dated as of September 2, 2005, by and among NC Capital Corporation, New Century Credit Corporation, Home123 Corporation, New Century Mortgage Corporation, DB Structured Products, Inc., Aspen Funding Corp., Newport Funding Corp. and Gemini Securitization Corp., LLC(12)

10.15	Guaranty Agreement, dated as of September 2, 2005, made by New Century Financial Corporation in favor of DB Structured Products, Inc., Aspen Funding Corp., Newport Funding Corp. and Gemini Securitization Corp., LLC(12)

10.16	Master Repurchase Agreement, dated as of September 2, 2005, by and among NC Capital Corporation, New Century Credit Corporation, Home123 Corporation, New Century Mortgage Corporation, New Century Financial Corporation and Bank of America, N.A.(12)

10.17	Guaranty, dated as of September 2, 2005, made by New Century Financial Corporation in favor of Bank of America, N.A.(12)

10.18	Second Amended and Restated Master Repurchase Agreement, dated as of September 15, 2005, by and among New Century Financial Corporation, NC Capital Corporation, New Century Credit Corporation, New Century Mortgage Corporation, NC Residual II Corporation and Bank of America, N.A.(13)

10.19	Third Amended and Restated Guaranty, dated as of September 15, 2005, by and between New Century Financial Corporation and Bank of America, N.A.(13)

10.20	Amendment Number Three to Amended and Restated Master Repurchase Agreement, dated as of July 6, 2005, by and between New Century Funding A and Bank of America, N.A.*

10.21	Amendment Number Four to Amended and Restated Master Repurchase Agreement, dated as of August 5, 2005, by and between New Century Funding A and Bank of America, N.A.*

10.22	Amendment Number Five to Amended and Restated Master Repurchase Agreement, dated as of August 9, 2005, by and between New Century Funding A and Bank of America, N.A.*

10.23	Amendment Number Seven to Amended and Restated Letter Agreement, dated as of September 28, 2005, by and among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation and Citigroup Global Markets Realty Corp.*

10.24	Amendment Number Three to the Servicer Advance Financing Facility Agreement, dated as of August 25, 2005, between New Century Mortgage Corporation and Citigroup Global Markets Realty Corp.*

10.25	Amendment Number Eleven to the Master Repurchase Agreement, dated as of September 28, 2005, between New Century Funding SB-1 and Citigroup Global Markets Realty Corp.*

10.26	Omnibus Amendment No. 1, dated as of October 13, 2005, among New Century Funding I, New Century Mortgage Corporation, NC Residual II Corporation, New Century Financial Corporation, NC Capital Corporation, Home123 Corporation, New Century Credit Corporation, Deutsche Bank National Trust Company and UBS Real Estate Securities, Inc.*

31.1	Certification of Robert K. Cole pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Patti M. Dodge pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.3	Certification of Edward F. Gotschall pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.4	Certification of Brad A. Morrice pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Robert K. Cole pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit Number	Description of Exhibit

32.2	Certification of Patti M. Dodge pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification of Edward F. Gotschall pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.4	Certification of Brad A. Morrice pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Incorporated by reference from our Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on April 22, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2004.

(3)	Incorporated by reference from our Current Report on From 8-K, as filed with the Securities and Exchange Commission on October 1, 2004.

(4)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 21, 2005.

(5)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2005.

(6)	Incorporated herein by reference to the joint filing of New Century Financial Corporation’s Form S-3 Registration Statement (333-119753) and New Century TRS’s Post-Effective Amendment No. 3 to the Registration Statement (No. 333-109727) on Form S-3, as filed with the Securities and Exchange Commission on October 14, 2004.

(7)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2005.

(8)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 21, 2005.

(9)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 24, 2005.

(10)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 31, 2005.

(11)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 6, 2005.

(12)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 9, 2005.

(13)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 20, 2005.

(14)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 17, 2005.