Form 10-K
period 2005-12-31
NEW CENTURY FINANCIAL CORP
filed 2006-03-16
CIK 1287286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-32314

NEW CENTURY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	56-2451736
(State or other jurisdiction incorporation or organization)	(I. R. S. Employer Identification Number)

18400 Von Karman, Suite 1000, Irvine, California	92612
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(949) 440-7030

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange
9.125% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act).    Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
     The aggregate market value of common stock held by non-affiliates, based on the closing price of the common stock of the registrant on the last business day of the most recently completed second fiscal quarter as reported on the New York Stock Exchange, was $2.3 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculations, to be “affiliates” of the registrant.
     As of March 1, 2006, the Registrant had 55,984,299 shares of common stock outstanding.
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2006 annual meeting of the Company’s stockholders.

PART I

Item 1.	Business
General
      New Century Financial Corporation is a real estate investment trust, or REIT, that, through its taxable REIT subsidiaries, operates one of the nation’s largest mortgage finance companies. We began originating and purchasing loans in 1996, and, in the fourth quarter of 2004, we began operating our business as a REIT. We originate and purchase primarily first mortgage loans nationwide. Historically, we have focused on lending to individuals whose borrowing needs are generally not fulfilled by traditional financial institutions because they do not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers. In September 2005, we acquired a mortgage origination platform from RBC Mortgage Company, or RBC Mortgage, that expands our offerings to include conventional mortgage loans, including “Alt-A” mortgage loans, loans insured by the Federal Housing Administration, or FHA, and loans guaranteed by the Veterans Administration, or VA. A significant portion of the conventional loans, which are generally referred to as “conforming loans,” we produce qualify for inclusion in guaranteed mortgage securities backed by the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corp., or Freddie Mac. At the same time, some of the conventional loans we produce either have an original loan amount in excess of the Fannie Mae and Freddie Mac loan limit for single-family loans or otherwise do not meet Fannie Mae or Freddie Mac guidelines.
      We have historically sold our loans through both whole loan sales and securitizations structured as sales. Since 2003, we have also retained a portion of our loan production for investment on our balance sheet through securitizations structured as financings rather than sales. Our decisions regarding secondary marketing transactions in 2006 will be based on market conditions and our ability to access external sources of capital. We do not currently intend to structure any securitizations as sales in 2006.
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
      Pursuant to the merger that implemented the restructuring of New Century TRS in order for it to qualify as a REIT, New Century became the publicly-traded parent listed on the New York Stock Exchange, or NYSE, that succeeded to and continued to operate substantially all of the existing businesses of New Century TRS and its subsidiaries.
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
Business Strategy
      Our business objective is to deliver an attractive return to our stockholders, including a stable dividend. Our strategies to achieve this objective are:

•	Delivering consistently strong operating performance, including taxable REIT subsidiary (TRS) and mortgage loan portfolio earnings. We intend to maintain, if not increase, our mortgage loan portfolio by executing securitizations of loans originated through our TRS, and structuring those securitizations as financings. As we increase our mortgage loan portfolio, our interest income will increase and, in turn, we will have a larger pool of earnings that can be distributed to our stockholders. Alternatively, if we structure such securitizations in our TRS, the resulting earnings can be retained to strengthen our TRS origination franchise. We expect that our capacity to originate loans at our TRS will enable us to grow our mortgage loan portfolio by providing us with a significant volume of loans at a lower cost and with greater reliability than if we purchased our mortgage loan portfolio from a third party.

•	Broadening the mortgage products and services available through each of our delivery channels. We plan to grow our production franchise by expanding our product and service offerings through each of our delivery channels, as discussed below. As a result of our acquisition of the loan origination platform of RBC Mortgage, we now offer non-prime mortgage loan products through all of our delivery channels and intend to offer prime and “Alt-A” products through all of our delivery channels by mid-2006. By expanding the product lines available through each of our delivery channels, we believe we can profitably gain market share despite the projected contraction of overall mortgage industry volume in 2006.

•	Increasing productivity while reducing costs to enhance our competitive position in the industry. In the fourth quarter of 2005, the costs to originate our loans, which we refer to as loan acquisition costs, reached a record low as a result of our concerted efforts to improve our profitability. In addition, our 2005 loan production volume was $56.1 billion, our tenth consecutive record year of loan production. Our strong and scalable origination platform and low loan acquisition costs enable us to react to market conditions and allow us the opportunity to earn substantial income and build retained earnings and liquidity, enhancing our competitive position in the industry.

•	Actively managing our mortgage loan portfolio. We seek to actively manage the composition, as well as interest rate and credit risks relating to our mortgage loan portfolio, in an effort to generate an attractive risk-adjusted return to stockholders. We continue to use hedge instruments to attempt to reduce the interest rate exposure that results from financing fixed-rate assets with floating-rate liabilities. We also actively monitor our mortgage loan portfolio through early detection and management of probable delinquencies.

•	Maintaining a strong capital and liquidity base. We continue to prudently manage our capital and liquidity levels and may increase our capital and liquidity by accessing the capital markets, when appropriate. We also seek to maintain available capacity under our credit facilities and may enhance our capital and liquidity positions by retaining some or all of our earnings in our TRS.

Competitive Advantages
      We believe the following competitive strengths distinguish our business model from those of other mortgage REITs and residential mortgage lenders and enable us to implement our business strategy:

•	One of the largest mortgage REIT portfolios. We have one of the largest portfolios of residential mortgage loans of any REIT. In 2005, our mortgage portfolio provided a significant portion of our earnings.

•	Leading mortgage loan origination franchise. New Century Mortgage Corporation and Home123 Corporation, our operating taxable REIT subsidiaries, together represent one of the nation’s largest mortgage finance companies when measured by loan production volume for the year ended December 31, 2005. We are authorized to lend in all 50 states and have a leading market presence through a wholesale network of more than 47,000 approved independent mortgage brokers and our retail network of 222 branch offices, housing our consumer-direct channel and our builder/realtor channel. Our taxable REIT subsidiaries have the potential to generate significant earnings through our mortgage loan origination franchise.

•	Low-cost producer. Our ability to originate mortgage loans at a low cost allows us to achieve greater profitability than many of our competitors. In addition, we are able to build our portfolio by retaining self-originated loans, rather than engaging in large bulk secondary market purchases, providing us with a competitive advantage over REITs without origination capabilities.

•	Operational flexibility. Our structure and business strategy provide us with the flexibility to both securitize a portion of our loan originations for our portfolio and sell the balance for cash. We believe that this flexibility allows us to provide a broader product offering, better manage our cash flows and respond to changing conditions in the secondary market environment, thus enhancing returns to our stockholders.

•	Long-standing institutional relationships. We have developed long-standing relationships with a variety of institutional loan buyers, including Credit Suisse First Boston (DLJ Mortgage Capital, Inc.), Goldman Sachs, JPMorgan Chase, Lehman Brothers, Morgan Stanley, Residential Funding Corporation and UBS Real Estate Securities Inc. These loan buyers regularly bid on and purchase large loan pools from us, and we frequently enter into committed forward loan sale agreements with them. In addition, we have developed relationships with a variety of institutional lenders who provide reliable and stable sources of warehouse financing, including Bank of America NA, Barclays Bank PLC, Bear Stearns Mortgage Capital Inc., Citigroup Global Markets Realty Corp., Credit Suisse First Boston Mortgage Capital LLC, Deutsche Bank Securities Inc., IXIS Real Estate Capital Inc. (formerly known as CDC Mortgage Capital Inc.), Morgan Stanley Mortgage Capital Inc. and UBS Real Estate Securities.

•	Automated credit grading capability. We have created a proprietary automated credit grading and pricing methodology that we believe gives us the ability to more effectively evaluate credit risk and more efficiently price our products, as validated by our historical loan performance.

•	Reputation for high quality customer service. We believe our origination process is easier for our borrowers and brokers to use than the origination processes of most of our competitors because of our ability to provide quick responses and consistent and clear procedures, with an emphasis on ease of use through technology, including our FastQual® system, a Web-based underwriting engine.

•	Management experience and depth. The members of our senior management team have many years of experience in the mortgage finance sector, with substantial experience addressing the challenges posed by a variety of interest rate environments, including growing an origination franchise, managing credit risk and developing strong capital market relationships.

Investment and Operational Policies

Portfolio Strategy
      One of our strategies is to maintain a portfolio of mortgage loans through securitizations structured as financings. Our securitizations are typically structured as collateralized mortgage obligations, or CMOs, rather than real estate mortgage investment conduits, or REMICs. Securitizations structured as financings remain on our consolidated balance sheet as an asset and the underlying bonds are reported as a liability. Consequently, we record interest income generated by the mortgage loans and recognize interest expense on the related financings over the life of the mortgage loan pool, rather than generate a gain or loss at the time of the securitization. Our expected securitization activity for 2006 will be based primarily on secondary market conditions and our ability to access external sources of capital.
      A substantial portion of the net interest income generated by our securitized loans is based upon the difference between the weighted average interest earned on the mortgage loans and the interest paid to holders of the bonds collateralized by our loans. The net interest income we receive from the securitizations structured as financings is affected by the current level of the London Inter-Bank Offered Rate, or LIBOR, because the holders of the applicable securities are generally paid based on an adjustable LIBOR-based yield. Therefore, an increase in LIBOR reduces the net interest income we receive from, and the value of, these mortgage loans. In addition, the net interest income we receive from securitizations will be reduced if there are a significant number of defaults on repayments or prepayments of loans with interest rates that are high relative to the rest of the asset pool. We attempt to mitigate at least a portion of this net interest margin variability through various hedging activities described below.
      We use leverage to increase our mortgage loan portfolio by financing the portfolio through securitizations structured as financings. We generally target our outstanding borrowings, including these financings, at roughly 12 to 14 times the amount of our consolidated equity capital, although our actual leverage ratio may vary from time to time depending on market conditions and other factors deemed relevant by our management and board of directors.

Hedging policy
      We intend to use a variety of risk management strategies to monitor and address interest rate risk. We believe that these strategies will allow us to monitor and evaluate our exposure to interest rates and to manage the risk profile of our mortgage loans held for investment, mortgage loans held for sale and our residual interests in securitizations in response to changes in market conditions. As part of our interest rate risk management process, we may continue to use derivative financial instruments such as Euro Dollar futures contracts, interest rate cap agreements and interest rate swap agreements and may start using Treasury futures and options on interest rates. We may also use other hedging instruments including mortgage derivative securities, as necessary. These derivative instruments currently have an active secondary market, and are intended to offset potential reduced income and cash flow under certain interest rate environments. Hedging strategies involve transaction and other costs. We engage in hedging for the sole purpose of protecting against interest rate risk and not for the purpose of speculating on changes in interest rates.

Financing Policy
      If our board of directors determines that additional financing is required, we may raise the funds through additional equity offerings, debt financings, retention of cash flow (subject to provisions in the Internal Revenue Code of 1986, as amended, or the Code, concerning distribution requirements and taxability of undistributed REIT taxable income) or a combination of these methods. In the event that our board of directors determines to raise additional equity capital, it has the authority, without stockholder approval, subject to applicable law and NYSE regulations, to issue additional common stock or preferred stock in any manner and on terms and for consideration it deems appropriate up to the amount of authorized stock set forth in our charter.
      Borrowings may be in the form of bank borrowings, secured or unsecured, and publicly or privately placed debt instruments, purchase money obligations to the sellers of assets, long-term, tax-exempt bonds or other publicly or privately placed debt instruments, financing from banks, institutional investors or other lenders, and securitizations, including collateralized debt obligations, any of which indebtedness may be unsecured or may be secured by mortgages or other interests in the assets. Such indebtedness may entail recourse to all or any part of our assets or may be limited to the particular assets to which the indebtedness relates. We will enter into collateralized borrowings only with institutions we believe are financially sound and that are rated investment grade by at least one nationally recognized rating agency. We have authority to offer New Century common stock or other equity or debt securities in exchange for property and to repurchase or otherwise reacquire our securities or any other securities and may engage in any of these activities in the future, subject to applicable law.
Our Mortgage Loan Origination Franchise
      We originate and purchase mortgage loans through two divisions — our Wholesale Division and our Retail Division. Our Wholesale Division originates and purchases loans through a network of independent mortgage brokers and correspondent lenders solicited by our account executives. Our account executives provide on-site customer service to brokers to facilitate the funding of loans. The Wholesale Division operates under the name New Century Mortgage Corporation and originates mortgage loans through its FastQual Web site at www.newcentury.com, where a broker can upload a loan request and receive a response generally within 12 seconds. Our Retail Division operates under the name Home123 Corporation and originates loans through a consumer-direct channel and a builder/realtor channel. The Retail Division is supported by 222 branch offices and a central telemarketing unit. Leads for the consumer-direct channel are generated through radio, direct mail, telemarketing, television advertising and the Internet. Our builder/realtor channel is based on relationships that are either referred or solicited.

      Most of our loan production consists of subprime mortgage loans originated through our Wholesale Division. Subprime mortgage loans are made to individuals whose borrowing needs are generally not fulfilled by traditional financial institutions because they do not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers. Our acquisition of the mortgage origination platform of RBC Mortgage has expanded our product offerings to include conventional mortgage loans, including “Alt-A” mortgage loans, loans insured by the FHA and loans guaranteed by the VA.
      For 2005, our Wholesale Division originated $49.2 billion in mortgage loans, or 87.7% of the total mortgage loans we originated, and our Retail Division originated $6.9 billion in mortgage loans, or 12.3% of the total mortgage loans we originated.

Our Wholesale Division
      As of December 31, 2005, our Wholesale Division operated through 35 regional operating centers located in 18 states and employed 989 account executives. As of December 31, 2005, we had approved more than 47,000 mortgage brokers to submit loan applications to us. During this period, our 10 largest producing brokers originated 5.6% of our wholesale production.
      We have designed and implemented a procedure for qualifying, approving and monitoring our network of approved mortgage brokers. We require the brokers to complete an application that requests general business information and to provide copies of all required licenses. Upon receipt of the application and supporting documentation, our Broker Services Department examines the materials for completeness and accuracy. Our Broker Services Department then independently verifies the information contained in the application through (i) a public records Web site to verify the validity and status of licenses, and (ii) the Mortgage Asset Research Institute, or MARI, which provides background information from both the public and private sectors.
      To be approved, a broker must enter into a standard broker agreement with us pursuant to which the broker agrees to abide by the provisions of our Policy on Fair Lending and our Broker Code of Conduct. Each broker also agrees to comply with applicable state and federal lending laws and agrees to submit true and accurate disclosures with regard to loan applications and loans. In addition, we employ a risk management team that regularly reviews and monitors the loans submitted by our brokers.
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
      In either case, the mortgage broker will forward the original loan package to the closest regional operating center where the loan is logged in for regulatory compliance purposes and approved or denied within 24 hours of receipt in most cases. If approved, we issue a “conditional approval” to the broker with a list of specific conditions that have to be met (for example, credit verifications and independent third-party appraisals) and additional documents to be supplied prior to the funding of the loan. An account manager and account executive work directly with the submitting mortgage broker who originated the loan to collect the requested information and to meet the underwriting conditions and other requirements. In most cases, we fund loans within 30 days from the date of our approval of an application.
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
      Our Wholesale Division also purchases funded loans on an individual or “flow” basis from independent mortgage bankers and financial institutions known as correspondent lenders. We review an application for approval from each lender that seeks to sell us a funded loan. We also review their financial condition and licenses. We require each mortgage banker to enter into a purchase and sale agreement with us containing customary representations and warranties regarding the loans the mortgage banker will sell to us. These representations and warranties are comparable to those given by us to the purchasers of our loans. Once the correspondent lender is approved, we re-underwrite each loan we purchase from them.
      The following table sets forth selected information relating to loan originations and purchases through our Wholesale Division during the periods shown:

	For the Quarters Ended

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Principal balance of originations and purchases (in thousands)	$9,073,489	12,131,216	14,859,085	13,160,531
Average principal balance of loans originated and purchased (in thousands)	$185	184	185	187
Combined weighted average initial loan-to-value ratio(1)	81.3%	81.8%	81.4%	80.8%
Percent of loans secured by first mortgages	94.9%	93.3%	93.0%	92.9%
Property securing mortgage loans:
Owner occupied	92.7%	93.9%	94.4%	93.7%
Non-owner occupied	7.3%	6.1%	5.6%	6.3%

(1)	Weighted average LTV is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.

Our Retail Division
      In May 2004, we acquired the rights to Home123, a new brand identity and customer value proposition for our Retail Division. In the acquisition, we purchased the rights to the name Home123 and other brand assets including a loan origination center in Morris Plains, New Jersey, the Home123.com Web site address and the 1-800-HOME123 phone number. In order to facilitate a simple loan origination process, Home123 provides customers with the following tools to inform them about what they can expect throughout the loan process: (i) A Home123 Loan Tool KitSM, which contains information that assists a customer though the loan process, including mortgage calculators, available through Home123.com or on CD-ROM; (ii) a Loan Blueprint CalendarSM, which is an automated online calendar that tracks the loan application allowing the customer and the loan advisor to understand the status of the loan application throughout the process; and (iii) a loan advisor that acts as the single point of contact for the borrower to help make the loan process as seamless as possible.
      In connection with our acquisition of the mortgage loan origination platform from RBC Mortgage, we launched a builder/realtor channel as part of our Retail Division and expanded our product offerings to include conventional mortgage loans, loans insured by the FHA and loans guaranteed by the VA. Through the loan origination platform, prime credit quality first-lien mortgage loans, both “conforming” and “nonconforming,” are secured by one-to-four family residences. “Conforming” conventional loans qualify for inclusion in guaranteed mortgage securities backed by Fannie Mae or Freddie Mac. “Nonconforming” conventional loans either have an original loan amount in excess of the Fannie Mae and Freddie Mac loan limit for single-family loans or otherwise do not meet Fannie Mae or Freddie Mac underwriting guidelines. As a subset of nonconforming conventional loans, we offer an “Alt-A” adjustable-rate mortgage loan product with a reduced documentation feature to borrowers who satisfy prescribed FICO, LTV and loan purpose criteria. In addition to first-lien mortgage loans, we offer prime credit quality loans secured by second liens on one-to-four family residences, including home equity lines of credit.
      We expect to grow our Retail Division through the value proposition of the Home123 brand, supported by our other retail marketing efforts. By creating a direct relationship with the borrower, retail lending provides greater potential for repeat business and greater control over the lending process. Loan origination fees we collect contribute to profitability and cash flow and partially offset the higher costs of retail lending.
      As of December 31, 2005, our Retail Division, including our central retail telemarketing unit, employed approximately 1,747 retail loan officers located in two regional processing centers and 222 sales offices.
      The following table sets forth selected information relating to loan originations through our Retail Division during the periods shown:

	For the Quarters Ended

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Principal balance of originations and purchases (in thousands)	$1,178,078	1,312,954	1,852,513	2,540,375
Average principal balance of loans originated and purchased (in thousands)	$147	151	154	159
Combined weighted average initial loan-to-value ratio(1)	78.5%	78.9%	78.8%	78.7%
Percent of loans secured by first mortgages	98.8%	98.2%	96.7%	94.7%
Property securing mortgage loans:
Owner occupied	96.6%	96.9%	95.9%	94.8%
Non-owner occupied	3.4%	3.1%	4.1%	5.2%

(1)	Weighted average LTV is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.

Wholesale Marketing
      Our Wholesale Division’s marketing strategy focuses on the sales efforts of its account executives and on providing prompt, consistent service to mortgage brokers and other customers. Our Wholesale Division supplements its strategy with direct mail, e-mail and fax programs to brokers, advertisements in trade publications, in-house production of collateral sales material, seminar sponsorships, tradeshow attendance, periodic sales contests and its Web site, www.newcentury.com.

Retail Marketing
      Our retail consumer-direct channel solicits prospective borrowers through a variety of direct response advertising methods, such as purchased leads from aggregators, radio advertising, direct mail, search engine placement, banner ads, e-mail campaigns and links to related Web sites. The channel relies primarily on Internet lead acquisition, targeted direct mail, outbound telemarketing, television, radio and Internet advertisements to attract borrowers. Our television and radio advertisements are handled by an outside advertising agency that creates our advertisements and buys our television and radio time. Our direct mail and lead acquisition programs are managed by a centralized staff who create a targeted lead list for each branch market and oversee the completion of mailings by a third-party mailing vendor. All calls or written inquiries from potential borrowers are tracked centrally and then forwarded to a branch location and handled by branch loan officers.
      The direct mail program uses the Retail Division’s Web site, www.Home123.com, to provide information to prospective borrowers and to allow them to complete a brief or mini application online. Under the Central Telemarketing Program, the telemarketing staff solicits prospective borrowers, makes a preliminary evaluation of the value and type of property, and then refers qualified leads to loan officers in the retail branch closest to the customer. Our builder/realtor channel is based on relationships that are either referred or solicited.

Underwriting Standards
      Our loan origination standards and procedures are designed to produce high quality loans. These standards and procedures encompass underwriter qualifications and authority levels, appraisal review requirements, fraud prevention, funds disbursement controls, training of our employees and ongoing review of our employees’ work. We help to ensure that our origination standards are met by employing accomplished and seasoned managers, underwriters and processors and through the extensive use of technology. We also have a comprehensive training program for the continuing development of both our existing staff and new hires. In addition, we employ proprietary underwriting systems in our loan origination process that improve the consistency of underwriting standards, assess collateral adequacy and help to prevent fraud, while at the same time increasing productivity.
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
      Most of our conventional loans conform to Fannie Mae, Freddie Mac, FHA, or VA standards, and our other non-conforming “prime grade” loans meet overall industry standards for loan documentation and borrower characteristics. The underwriting guidelines for conventional conforming loans comply with the guidelines established by Fannie Mae or Freddie Mac. Our underwriting guidelines for FHA-insured or VA-guaranteed mortgage loans comply with guidelines established by the U.S. Department of Housing and Urban Development, or HUD, and the VA, as applicable. Non-conforming “prime grade” mortgage loans originated through our mortgage loan origination platform acquired from RBC Mortgage must also meet overall industry standards for loan documentation and borrower characteristics so that these loans are saleable in the secondary market.
      We periodically evaluate and modify our underwriting guidelines. We also adopt new underwriting guidelines appropriate to new loan products we may offer.

Income Documentation
      Our underwriting guidelines include three levels of income documentation requirements, referred to as the “full documentation,” “limited documentation” and “stated income documentation” programs.

•	Under the full documentation program, we generally require applicants to submit two written forms of verification, or 12 or more consecutive monthly bank statements on their individual or business bank accounts, showing stable income for at least 12 months.

•	Under the limited documentation program, we generally require applicants to submit six consecutive monthly bank statements on their individual bank accounts.

•	Under the stated income documentation program, an applicant may be qualified based upon monthly income as stated on the mortgage loan application if the applicant meets certain criteria.
      All of these documentation programs require that, with respect to any salaried employee, the applicant’s employment be verified by telephone. In the case of a purchase money loan, we require verification of the source of funds, if any, to be deposited by the applicant into escrow. Under each of these programs, we review the applicant’s source of income, calculate the amount of income from sources indicated on the loan application or similar documentation, review the applicant’s credit history, and calculate the debt service-to-income ratio to determine the applicant’s ability to repay the loan. We also review the type, use and condition of the property being financed. We use a qualifying interest rate that is equal to the initial interest rate on the loan to determine the applicant’s ability to repay an adjustable-rate loan. For our interest-only adjustable rate mortgage, or ARM, loans we generally use the initial interest-only payment for determining the borrower’s repayment ability.
      For the year ended December 31, 2005, full documentation loans as a percentage of total originations totaled $30.4 billion, or 54.2%, limited documentation loans totaled $1.5 billion, or 2.7%, and stated documentation loans totaled $24.2 billion, or 43.1%.

Credit History
      Our underwriting guidelines require us to obtain a credit report on each applicant from a credit reporting company. In evaluating an applicant’s credit history, we utilize credit bureau risk scores, generally known as FICO scores, which are statistical rankings of likely future credit performance reported by the three national credit data repositories — Equifax, TransUnion and Experian. We also review all prior mortgage payment histories and public records in addition to the credit report.
      The following table reflects the credit grades and FICO scores of our borrowers for the years ended December 31 (dollars in thousands):

	2005				2004

			Wtd. Avg.				Wtd. Avg.
			LTV(1)				LTV(1)
Risk Grades	Amount	%	Ratio	FICO	Amount	%	Ratio	FICO

AA	$42,194,519	75.2	82.5	641	$31,990,160	75.8	82.7	642
A +	4,919,909	8.8	79.2	597	4,225,339	10.0	79.6	598
A -	2,626,138	4.7	76.3	574	2,734,814	6.5	76.4	577
B	1,529,765	2.7	73.7	561	1,760,102	4.2	73.9	565
C/ C -	1,291,206	2.3	67.2	556	1,336,108	3.2	68.1	555

Subtotal	52,561,537	93.7	81.3	629	42,046,523	99.7	81.1	627
Commercial Lending	162,912	0.3	—	—	135,538	0.3	—	—
Prime and “Alt-A”	3,383,792	6.0	76.7	713	17,579	—	—	—

Total	$56,108,241	100.0	81.0	634	$42,199,640	100.0	81.1	627

(1)	Weighted average LTV is the LTV of the first lien mortgages and the combined LTV of the second lien mortgages.

Geographic Distribution
      The following table sets forth by state the aggregate dollar amounts (in thousands) and the percentage of loans we originated or purchased for the periods shown:

	For the Years Ended December 31,

	2005		2004		2003

California	$20,956,373	37.35%	17,356,938	41.13	11,228,322	41.01
Florida	4,863,876	8.67	2,673,481	6.33	1,653,316	6.04
New York	3,179,280	5.67	2,630,074	6.23	1,632,744	5.96
Arizona	2,228,800	3.97	810,231	1.92	326,349	1.19
New Jersey	2,203,526	3.93	1,484,548	3.52	885,513	3.23
Texas	2,145,907	3.82	1,552,140	3.68	1,135,005	4.15
Illinois	1,841,152	3.28	1,314,726	3.11	1,230,530	4.49
Massachusetts	1,738,268	3.10	1,303,383	3.09	943,160	3.45
Nevada	1,444,757	2.58	1,053,166	2.50	315,799	1.15
Maryland	1,315,028	2.34	843,577	2.00	488,052	1.78
Other	14,191,274	25.29	11,177,376	26.49	7,544,048	27.55

Total	$56,108,241	100.00%	42,199,640	100.00	27,382,838	100.00

Financing Loan Originations
      We require access to credit facilities in order to originate and purchase mortgage loans and to hold them pending their sale or securitization.
      As of December 31, 2005, we used our credit facilities totaling $14.1 billion provided by Bank of America, Barclays Bank, Bear Stearns, Citigroup Global Markets Realty, Credit Suisse First Boston, Deutsche Bank, IXIS Real Estate Capital, Morgan Stanley and UBS Real Estate Securities to finance the funding of our loan originations and purchases. We also fund loans through our $2.0 billion asset-backed commercial paper note facility. We then sell the loans through whole loan sales or securitizations, generally within one to three months, and pay down the financing facilities with the proceeds.
Loan Sales and Securitizations
      A majority of the mortgage loans that we originate and sell into the secondary mortgage market are sold through whole loan sales, with a lesser amount sold in the form of securities. For the loans that we retain on our balance sheet, our qualified REIT subsidiaries purchase those loans from New Century Mortgage or Home123, initially using short-term credit facilities. Our qualified REIT subsidiaries then complete CMO securitizations to finance the loans over the long term.

Whole Loan Sales
      We sell whole loans on a non-recourse basis pursuant to a purchase agreement in which we give customary representations and warranties regarding the loan characteristics and the origination process. We may be required to repurchase or substitute loans in the event of a breach of these representations and warranties. In addition, we generally commit to repurchase or substitute a loan if a payment default occurs within the first month or two following the date the loan is funded, unless we make other arrangements with the purchaser. The majority of our whole loan sales are sold on a servicing-released basis.

Securitizations
      Securitizations Structured as Financings — During the year ended December 31, 2005, we completed four securitizations totaling $11.0 billion, which were structured as financings for accounting purposes under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial

Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” or SFAS 140. During 2004, we completed five securitizations totaling $10.1 billion, all of which were structured as on-balance sheet securitizations for financial reporting purposes under generally accepted accounting principles. The “portfolio-based” accounting treatment for securitizations structured as financings and recorded on-balance sheet is designed to more closely match the recognition of income with the receipt of cash payments. Because we do not record gain on sale revenue in the period in which the securitization structured as a financing occurs, the use of such portfolio-based accounting structures results in lower income in the period in which the securitization occurs than would a securitization structured as a sale. However, the recognition of income as interest payments are received on the underlying mortgage loans is expected to result in higher income recognition in future periods than would a securitization structured as a sale.
      Securitizations Structured as Sales — In a securitization structured as a sale, or off-balance sheet, we sell a pool of loans to a trust for a cash purchase price and a certificate evidencing our residual interest ownership in the trust and the transaction is accounted for as a sale under SFAS 140. The trust raises the cash portion of the purchase price by selling senior certificates representing senior interests in the loans in the trust. Following the securitization, purchasers of senior certificates receive the principal collected, including prepayments, on the loans in the trust. In addition, they receive a portion of the interest on the loans in the trust equal to the specified “investor pass-through interest rate” on the principal balance. We receive the cash flows from the residual interests after payment of servicing fees, guarantor fees and other trust expenses if the specified over-collateralization requirements are met. Over-collateralization requirements are generally based on a percentage of the original or current unpaid principal balance of the loans and may be increased during the life of the transaction depending upon actual delinquency or loss experience. A net interest margin security, or NIMS, transaction, through which certificates are sold that represent a portion of the spread between the coupon rate on the loans and the investor pass-through rate, may also occur concurrently with or shortly after a securitization. A NIMS transaction allows us to receive a substantial portion of the gain in cash at the closing of the NIMS transaction, rather than over the actual life of the loans.
      During 2005, we completed four securitizations structured as sales totaling $6.4 billion. The gain on sale recorded for the four securitizations was $141.5 million and our retained interests totaled $97.5 million. We did not complete any off-balance sheet securitization transactions structured as sales during 2004 or 2003.
      In the first quarter of 2004, we invested $2 million in Carrington Capital Management, LLC, or the LLC, and $25 million in Carrington Mortgage Credit Fund I, LP, or Carrington, which is sponsored by the LLC. Carrington acquires individual and pooled single-family residential subprime loans and securitizes them in transactions structured as sales. We were originally the majority investor in Carrington, requiring us to consolidate Carrington’s results in our financial statements for financial reporting purposes through September 30, 2004. In the fourth quarter of 2004, Carrington raised additional capital, reducing our ownership position to approximately 38%. Since that time, we have included Carrington in our financial statements under the equity method of accounting. As a result of Carrington’s capital raising activities, our ownership position is approximately 7% as of December 31, 2005 and the carrying value of our equity investment in Carrington and the LLC is $39.7 million.
Our Mortgage Loan Portfolio
      Our mortgage loan portfolio is comprised of loans originated by us and sold through securitizations structured as financings. Our securitization structure results in ownership interests we retain in what are commonly known as asset-backed securities.
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
      During 2003, most of our securitizations structured as financings were structured as REMICs as opposed to CMOs. In 2004, most of our securitizations structured as financings were structured as CMOs and in 2005, all of our securitizations structured as financings were structured as CMOs. The CMO structure provides tax efficiencies not available under the REMIC structure.
      The following table provides certain information on the mortgage loan portfolio as of December 31, 2005 (dollars in thousands):

	2003 Vintage		2004 Vintage		2005 Vintage

	REMIC	CMO	REMIC	CMO	REMIC	CMO

Initial collateral pool	$3,808,887	1,137,894	1,679,397	8,431,735	—	10,961,957
Current collateral pool	$1,177,971	332,200	1,105,902	4,621,687	—	8,946,473
Delinquency (60+ days)	5.61%	9.49%	2.41%	4.67%	—%	2.42%
Cumulative losses-to-date	0.29%	0.35%	0.02%	0.10%	—%	0.01%
Projected cumulative losses over life	1.24%	1.93%	1.52%	2.40%	—%	3.05%
Weighted avg. life in years	2.58	2.01	3.25	1.98	—	2.14
Loan Servicing and Delinquencies

Servicing
      Loan servicing activities are designed and implemented to ensure that each loan in a mortgage servicing portfolio is repaid in accordance with its terms. Such activities are generally performed pursuant to servicing contracts we enter into with investors or their agents in connection with whole loan sales or securitizations. The servicing functions performed typically include: collecting and remitting loan payments; making required advances; accounting for principal and interest; customer service; holding escrow or impound funds for payment of taxes and insurance; and, if applicable, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of un-remedied defaults. For performing these functions for third parties we generally receive a servicing fee of 0.50% annually of the outstanding principal balance of each loan in the mortgage servicing portfolio. The servicing fees are collected from the monthly payments made by the mortgagors. In addition, we generally receive other remuneration consisting of float benefits derived from collecting and remitting mortgage payments, as well as mortgagor-contracted fees such as late fees and, in some cases, prepayment penalties. We use MortgageServ as our main servicing system to perform our servicing activities.
      As of December 31, 2005, the balance of our loan servicing portfolio was $39.6 billion, consisting of $15.2 billion in mortgage loans held for investment, $6.7 billion in mortgage loans held for sale, $10.0 billion in mortgage loans sold on a servicing-retained basis, and $7.7 billion in loans serviced on a temporary basis for the purchasers thereof. These loans are serviced through one of our taxable REIT subsidiaries. Approximately $1.0 billion of our mortgage loans held for investment and approximately $1.2 billion of our mortgage loans held for sale are serviced by a third party. Mortgage loans originated through our mortgage loan origination platform acquired from RBC Mortgage through January 2006 were serviced by a third party. We began servicing the majority of these mortgage loans in February 2006.

Servicing Operations
      After we originate or purchase a mortgage loan we begin the process of servicing the loan. We originated $56.1 billion in mortgage loans during the year ended December 31, 2005. With the exception of the mortgage loans originated by our mortgage loan origination platform acquired from RBC Mortgage, these loans were serviced by us on an interim servicing basis prior to sale or were included in one of our securitizations. During the year ended December 31, 2005, we boarded an average of approximately 24,000 new loans per month to our servicing platform and transferred an average of 14,000 loans per month to other unaffiliated servicers pursuant to mortgage loan sales transactions. We expect to continue to retain the servicing rights on a portion of the mortgage loan sold to third parties in whole mortgage loan sales transactions and on all of the mortgage loans that we hold in our portfolio in the future.
      During the past two years, we have completed several key servicing platform initiatives. These completed technology initiatives include the deployment of a customer accessible interactive Web site, enhancements to that Web site including payment acceptance, bill presentment and access to key information on payment history, enhancements to the Web site’s main servicing system, the implementation of a lockbox payment processing system and deployment of software that improves our loss mitigation activities. In addition, we moved our servicing platform to a new larger facility to allow for increased servicing capacity and growth of our servicing activity.
      In the event a borrower becomes delinquent, our loan counselors and mortgage assistant advisors assist the borrower in addressing the reasons for the delinquency, achieving a resolution and bringing the loan current. We will issue a breach of contract notice upon a mortgage loan becoming more than 32 days delinquent unless the applicable state law requires a greater number of actual days of delinquency before permitting the issuance of a breach of contract notice. A breach of contract notice permits the mortgage loan borrower the opportunity to cure the delinquency within the following 30 days before we will initiate a foreclosure action.
      Accounts that are referred to our foreclosure department are simultaneously referred to our loss mitigation department. We review and consider a variety of loss mitigation opportunities with the borrower, including the possibility of forbearance agreements, listing the property for sale, using a deed in lieu of foreclosure and full reinstatement of the loan. Loss mitigation strategies are designed to decrease the loss to both the borrower and investor and the resolution of loss mitigation activities are structured to insure, if at all possible, that the loan borrower performs his or her payment obligation in a manner that decreases the prospect of a foreclosure sale, while at the same time minimizing related fees and costs.
      In the event that foreclosure is the only resolution available, we engage a local attorney to assure satisfaction of all appropriate legal processes and steps mandated by applicable state and local statutes. Foreclosure timelines are state and locality specific and have been programmed in our primary timeline management software and our loan servicing system. Servicing management responsibility for a mortgage loan property for which the foreclosure sale has been completed and the applicable state redemption period has been exceeded is transferred to our “real estate owned” department. Our in-house asset managers manage the ultimate disposition of these “real estate owned” properties with the assistance of local real estate agents. Once a “real estate owned” property has been vacated and is available for sale, it is listed and marketed for sale. We closely monitor the resulting sales price and overall recovery in order to decrease the loss incurred.
      In addition to our written policies and procedures designed to assist our employees in the conduct of servicing activities, we have also adopted servicing “best practices” that are designed to prevent any unfair or abusive servicing practices. We regularly evaluate our policies and practices to ensure they remain effective and are properly observed.
      We intend to continue to retain servicing rights on certain of the loans we sell in future periods. In the second quarter of 2004, we received a rating of RPS3+, or average with noted strengths, from Fitch Ratings for our subprime servicing platform. In 2005, we received a rating of SQ3+, or average, from Moody’s Credit Rating Service and, in January 2006, Standard and Poor’s upgraded its rating for our subprime servicing platform to above average from average.

Delinquency Reporting
      The following table sets forth loan performance data of the loans on our mortgage loan servicing platform at December 31, 2005 (dollars in thousands):

				Delinquency

		Weighted				Real Estate
		Average				Owned
Pool Type	Balance	Coupon	FICO	<90 days	90+	(REO)	Total

Mortgage loans held for investment(1)	$15,150,133	7.04%	629	2.58%	3.29%	0.29%	6.16%
Mortgage loans held for sale(1)	6,670,715	7.97	626	0.74	0.87	0.13	1.74
Interim servicing	7,750,137	7.66	626	0.53	0.25	0.01	0.79
Servicing rights owned	10,039,803	7.22	629	1.44	1.07	0.05	2.56

Total	$39,610,788	7.36%	628	1.58%	1.72%	0.15%	3.45%

(1)	At December 31, 2005, approximately $1.0 billion of our loans held for investment and $1.2 billion of our mortgage loans held for sale were serviced by a third party.
      The following table sets forth loan performance data of the loans on our mortgage loan servicing platform at December 31, 2004 (dollars in thousands):

				Delinquency

		Weighted				Real Estate
		Average				Owned
Pool Type	Balance	Coupon	FICO	<90 days	90+	(REO)	Total

Mortgage loans held for investment(1)	$11,573,630	6.92%	631	1.22%	1.04%	0.12%	2.39%
Mortgage loans held for sale	3,884,192	7.01	630	0.20	0.52	0.03	0.75
Interim servicing	7,705,367	7.35	628	0.40	0.01	—	0.41
Servicing rights owned	1,216,325	7.30	621	1.42	1.44	0.22	3.07

Total	$24,379,514	7.09%	629	0.81%	0.65%	0.07%	1.54%

(1)	At December 31, 2004, approximately $1.6 billion of our mortgage loans held for investment were serviced by a third party.
Competition
      We continue to face intense competition in the business of originating, purchasing and selling mortgage loans. Our competitors include other mortgage banking companies, consumer finance companies, commercial banks, credit unions, thrift institutions, credit card issuers, insurance finance companies, Internet-based lending companies and other large financial institutions. Large financial institutions may have greater access to capital at a cost lower than our cost of capital under our credit facilities. Federally chartered banks and thrifts have a competitive advantage over us because the federal laws applicable to their operations can preempt some of the state and local lending laws applicable to our operations. Fannie Mae and Freddie Mac presently do not have the legal authority to originate mortgage loans, including subprime loans, but they do have the authority to buy loans. These government-sponsored entities have a size and cost-of-funds advantage that allows them to purchase loans with lower rates or fees than we are willing to offer. Many of these competitors have considerably greater technical and marketing resources than we have. The intense competition in the mortgage industry has led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements.
      Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Additional competition may lower the rates we can charge borrowers, thereby potentially reducing gain on future loan sales and securitizations. Since the majority of our core origination business is conducted through our Wholesale Division, in 2004 and 2005, the most significant form of competition was pricing pressure among wholesale mortgage originators. Some of our competitors lowered rates and fees to preserve or expand their market share. Competition typically becomes increasingly intense in a rising interest rate environment, when mortgage lenders do not necessarily increase their coupon rates as quickly as short-term interest rates are increasing. During these periods, profit margins generally decline.
      Our results of operations, financial condition and business prospects could be harmed if competition intensifies or if any of our competitors significantly expands its activities in our markets.
Regulation
      Our mortgage banking business is subject to the rules, regulations or guidelines of, and/or examination by, the following entities with respect to the processing, originating, selling and servicing of mortgage loans:

•	State regulatory authorities;

•	The Department of Housing and Urban Development, or HUD;

•	The Federal Housing Administration, or the FHA;

•	The Department of Veteran Affairs, or the VA;

•	Fannie Mae, Freddie Mac and Ginnie Mae; and

•	The Federal Home Loan Bank, or the FHLB.
      The rules, regulations and requirements of these entities, among other things, impose licensing obligations on us and our subsidiaries, establish standards for processing, underwriting and servicing mortgage loans, prohibit discrimination, restrict certain loan features in some cases, and fix maximum interest rates and fees.
      Our business activities are also subject to examination by the Federal Housing Commissioner to assure compliance with FHA regulations, policies and procedures. As an FHA lender, we are required to submit to the FHA Commissioner on an annual basis audited financial statements. In addition, Ginnie Mae, HUD, Fannie Mae and Freddie Mac require the maintenance of specified net worth levels (which vary among the entities).
      We are subject to judicial and administrative decisions that impose requirements and restrictions on our business. Mortgage origination activities are regulated by federal, state and local government authorities and are subject to extensive federal, state and local laws, rules and regulations. At the federal-level, these laws and regulations include the:

•	Equal Credit Opportunity Act;

•	Federal Truth in Lending Act and Regulation Z;

•	Home Ownership and Equity Protection Act;

•	Real Estate Settlement Procedures Act and Regulation X;

•	Fair Credit Reporting Act;

•	Fair Debt Collection Practices Act;

•	Home Mortgage Disclosure Act;

•	Fair Housing Act;

•	Telephone Consumer Protection Act;

•	Gramm-Leach-Bliley Act;

•	Fair and Accurate Credit Transactions Act;

•	CAN-SPAM Act;

•	Sarbanes-Oxley Act; and

•	USA PATRIOT Act.
      These laws, rules and regulations, among other things:

•	impose licensing obligations and financial requirements on us;

•	limit the interest rates, finance charges and other fees that we may charge;

•	prohibit discrimination;

•	impose underwriting requirements;

•	mandate disclosures and notices to consumers;

•	mandate the collection and reporting of statistical data regarding our customers;

•	regulate our marketing techniques and practices;

•	require us to safeguard non-public personal information about our customers;

•	regulate our collection practices;

•	require us to prevent money-laundering or the conduct of business with suspected terrorists; and

•	impose corporate governance, internal control and financial reporting obligations and standards.
      Our failure to comply with these laws can lead to:

•	civil and criminal liability;

•	loss of approved status;

•	demands for indemnification or loan repurchases from buyers of our loans;

•	class action lawsuits; and

•	administrative enforcement actions.
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
      Our loans and practices are also reviewed regularly in connection with the due diligence that our loan buyers and lenders perform. Our state regulators also review our practices and loan files regularly and report the results back to us. Since our inception, we have undergone over 140 state examinations, which have never resulted in findings of material violations or penalties.

Licensing
      As of December 31, 2005, two of our taxable REIT subsidiaries were licensed or exempt from licensing requirements by the relevant state banking or consumer credit agencies to originate first and second mortgages in all 50 states and the District of Columbia. As of December 31, 2005, one of our qualified REIT subsidiaries was authorized to originate mortgage loans in 45 states and we are seeking to license that qualified REIT subsidiary in the states in which it is not currently authorized to originate mortgages.
Regulatory Developments
      During 2005, federal and state legislators and regulators adopted a variety of new or expanded regulations, particularly in the areas of privacy and consumer protection. These regulations are summarized below.

Privacy and Data Security
      The federal Gramm-Leach-Bliley financial reform legislation imposes additional obligations on us to safeguard the information we maintain on our borrowers. Regulations have been promulgated and continue to be proposed by several agencies that may affect our obligations to safeguard information. In addition, several federal agencies are considering regulations that could affect the content of our notices. Also, several states are considering even more stringent privacy legislation. California has passed two pieces of legislation known as the California Financial Information Privacy Act and the California On-Line Privacy Protection Act. Both pieces of legislation became effective July 1, 2004, and impose additional notification obligations on us that are not pre-empted by existing federal law. In addition, California’s “Shine the Light Law,” effective January 1, 2005, imposes additional requirements on businesses to disclose to customers how their personal information is shared, and the California Information Safeguard Law AB1950 imposes the obligation on businesses to establish procedural and electronic safeguards to protect customer personal information. If other states choose to follow California and adopt a variety of inconsistent state privacy legislation, our compliance costs could substantially increase.
      In 2005, in response to the many well publicized incidents involving the breach of consumer personal confidential data, a number of states enacted laws that govern our duty to notify customers and consumers in the event there is a breach of their personal confidential information as defined in those laws. Failure to provide proper and timely notification following a breach could result in fines and penalties being imposed, which, in some cases, can be criminal in nature as well as potentially subject us to legal actions for damages both compensatory and punitive. Also, there are currently pending in Congress, 23 proposed bills dealing with data security and data breach notification. Some of these new laws would pre-empt state law if enacted and create a uniform national standard, but others would create a federal standard that could be superseded by stricter state laws. These laws have and will continue to impose regulatory and compliance costs on us.

Fair Credit Reporting Act
      The Fair Credit Reporting Act provides federal preemption for lenders to share information with affiliates and certain third parties and to provide pre-approved offers of credit to consumers. Changes to the Fair Credit Reporting Act were made in December 2003, and some provisions will not become effective until the federal regulatory agencies issue final regulations. These new provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

Home Mortgage Disclosure Act
      In 2002, the Federal Reserve Board adopted changes to Regulation C promulgated under the Home Mortgage Disclosure Act. Among other things, the new regulations require lenders to report pricing data on loans with annual percentage rates that exceed the yield on treasury bills with comparable maturities by 3%. The expanded reporting took effect in 2004 for reports filed in 2005. As anticipated, a significant portion of our loans were subject to the expanded reporting requirements.

      The expanded reporting does not provide for additional loan information such as credit risk, debt-to-income ratio, LTV, documentation-level or other salient loan features. As a result, lenders are concerned that the reported information may lead to increased litigation as the information could be misinterpreted by third parties.

Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003
      The CAN-SPAM Act of 2003 took effect on January 1, 2004 and applies to businesses, such as ours, that use electronic mail for advertising and solicitation. This law, generally administered by the Federal Trade Commission, preempts state laws to the contrary, and establishes, among other things, a national uniform standard that gives recipients of e-mail messages principally promoting a good or service the right to stop unwanted emails. New requirements include: truthful and accurate header captions in emails as well as return email addresses; specifying a valid physical postal address of the sender; notifying consumers of the right to “opt out” from receiving further emails from the sender and providing an “opt out” mechanism and timely honoring an “opt out” request. Effective March 28, 2005, new rules apply to “dual-purpose” e-mails where a commercial message is included with transactional or relationship e-mail. These new and existing provisions impose additional regulatory and compliance costs on us and potentially reduce the effectiveness of our marketing programs.

Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act
      The Telephone Consumer Protection Act and the Telemarketing Consumer Fraud and Abuse Prevention Act, enacted in 1991 and 1994, respectively, are designed to restrict unsolicited advertising using the telephone and facsimile machine. Since they were enacted, however, telemarketing practices have changed significantly due to new technologies that make it easier to target potential customers while at the same time making it more cost effective to do so. The Federal Communications Commission, or the FCC, and the Federal Trade Commission, or the FTC, have responsibility for regulating various aspects of these laws, such as regulating unwanted telephone solicitations and the use of automated telephone dialing systems, prerecorded or artificial voice messages and telephone facsimile machines. In 2003, both agencies adopted a national “do-not-call” registry requirement, which, in part, mandated that companies such as us (i) cross reference our prospective telemarketing lists against the national “do-not-call” registry to avoid contacting enrolled customers unless established exceptions apply, (ii) regularly check the “do-not-call” registry for updates at least every 31 days, and (iii) maintain and regularly update an internal company list comprised of consumers who have chosen not to be called or receive facsimile advertising specifically from us. Over 25 states have also adopted similar laws, with which we also comply. As with other regulatory requirements, these provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

Predatory Lending Legislation
      The Home Ownership and Equity Protection Act of 1994, or HOEPA, identifies a category of mortgage loans and subjects them to more stringent restrictions and disclosure requirements. In addition, liability for violations of applicable law for loans covered by HOEPA extends not only to the originator but also to the purchaser of the loans. HOEPA generally covers loans with either (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $528 (an annually adjusted dollar amount), or (ii) an APR of more than eight percentage points higher than United States Treasury securities, or Treasuries, of comparable maturity on first mortgage loans and 10 percentage points above Treasuries of comparable maturity for junior mortgage loans.
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
      In 2005, we continued to be subject to adverse state legislation. For example, Illinois enacted House Bill 4050 (“HB 4050”) in 2005, which will subject certain zip codes in Cook County, Illinois to a pilot program that potentially may have larger statewide implications for our subprime business. Under the terms of HB 4050, the law requires brokers, lenders, title companies, closing agents and credit counselors to report detailed borrower loan information for loans being made to borrowers within the designated zip codes in Cook County. Pursuant to regulations promulgated by the Department of Financial and Professional Regulation, or the DFPR, the DFPR determines which borrowers must receive loan counseling in an effort to avoid abusive or predatory loan terms. The brokers or lenders are required to pay for the loan counseling and the loan may not be closed until the borrower completes loan counseling. The law was to become effective January 1, 2006, but its effective date has been postponed until a secure database for the borrower information being gathered can be created and the logistics of how loan counseling will be handled can be worked out. It is anticipated that the law will become effective in the spring of 2006, unless a legal challenge is mounted. Further clarifying regulations are to be issued and we will be studying them to see what impact the law and the regulations will have on our ability to do business in these zip codes.
      Additionally, we await judicial decisions in two court cases, either one of which may have significant impact on our lending operations. In Ohio, the issue awaiting decision by the Ohio Supreme Court in the case of American Financial Services Association vs. The City of Cleveland is whether or not cities and counties in Ohio have the right to enact predatory lending ordinances even though state legislation specifically preempts their ability to do so. An adverse decision will subject us to a myriad of local lending laws. In Montgomery County, Maryland, in the case of American Financial Services Association, et al vs. Montgomery County, Maryland, a trial court has enjoined a local predatory lending/discrimination ordinance from taking effect, pending a full hearing as to whether or not it is preempted by Maryland state law.
      These decisions and new laws impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs. There can be no assurance that other similar laws, rules or regulations will not be adopted in the future. Adoption of these laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules, or by restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain loans. Adoption of these laws could also have a material adverse effect on our loan origination volume, especially if our lenders and secondary market buyers elect not to finance or purchase loans covered by the new laws. We remain in favor of strong uniform national standards and are supporting legislative initiatives consistent with this principle.
Efforts to Avoid Abusive Lending Practices
      In an effort to prevent the origination of loans containing unfair terms or involving predatory practices, we have adopted many policies and procedures, including the following.

Product Policies

•	We do not fund or purchase “high cost loans” as defined by HOEPA.

•	We do not make or purchase loans containing single premium credit life, disability or accident insurance.

•	We do not make or purchase loans containing mandatory arbitration clauses or interest rate increases triggered by borrower default. None of the subprime loans we make or purchase allow for negative amortization of the loan.

•	We offer loans with and without prepayment penalties. When a borrower opts for a loan with a prepayment charge, the borrower benefits from a lower interest rate and/or pays lower upfront fees.

•	Our prepayment penalties do not extend beyond three years from the origination date. On fixed rate loans, the maximum prepayment penalty term is three years. Prepayment penalties on adjustable rate subprime loans do not extend beyond the first adjustment date.

•	We do not originate loans that pay off zero interest rate mortgages provided by charitable organizations or the government without borrower third-party counseling.

Loan Processing Policies

•	We only approve subprime loan applications that evidence a borrower’s ability to repay the loan.

•	We consider whether a subprime borrower’s loan terms are in the borrower’s best interests and document our belief that the loan represents a tangible benefit to the borrower. We are currently working to set up a similar system for loans originated through our mortgage origination platform acquired from RBC Mortgage.

•	We do not resolicit our borrowers within 12 months of loan origination.

•	We price loans commensurate with risk.

•	We use an electronic credit grading system for our subprime loans to help ensure consistency of grading.

•	We do not ask appraisers to report a predetermined value or withhold disclosure of adverse features.

•	We employ electronic and manual systems to protect against adverse practices like “property flipping.” Loan origination systems are designed to detect red flags such as inflated appraisal values, unusual multiple borrower activity or rapid loan turnover.

Customer Interaction and Education

•	We market our loans with a view to encouraging a wide range of applicants strongly representative of racial, ethnic and economic diversity in the markets we serve throughout the nation.

•	We provide a helpful, easy-to-follow brochure to all our loan applicants to educate them on the loan origination process, explain basic loan terms, help them obtain a loan that suits their needs and advise them on how to find a U.S Department of Housing and Urban Development, or HUD-approved loan counselor.

•	We distribute our Fair Lending Policy to all newly hired employees and hold them accountable for treating borrowers fairly and equally.

•	We provide fair lending training to employees having direct contact with borrowers or loan decision-making authority.

•	We require brokers to sign an agreement indicating that they are knowledgeable about and will abide by fair lending laws and our Broker Code of Conduct.

•	We monitor broker performance and strive to hold brokers accountable for fair and equal treatment of borrowers.

•	Our Retail Division conducts regular customer satisfaction surveys of all newly funded loans.

•	We also conduct periodic randomly selected satisfaction surveys of customers who receive loans through a mortgage broker.

•	Each division is supported by well-trained consumer relations staff dedicated to resolving consumer complaints in a timely and fair manner.

•	Our Loan Servicing Department contacts each borrower prior to the first payment to confirm that the borrower understands the loan payment terms.

•	When appropriate, we also offer loss mitigation counseling to borrowers in default and provide opportunities to enter into mutually acceptable reasonable repayment plans.

•	We report borrower monthly payment performance to major credit repositories.

Evaluation and Compliance

•	We subject a significant statistical sampling of our loans to a quality assurance review of borrower qualification, validity of information and verified property value determination.

•	Our Fair Lending Officer provides an independent means of reporting or discussing fair lending concerns through consumer and employee hotlines.

•	Our Fair Lending Officer monitors production of fair lending performance, including loan file analysis and reporting, and coordinates community outreach programs.

•	We periodically engage independent firms to review internal controls and operations to help ensure compliance with accepted federal and state lending regulations and practices.

•	We adhere to high origination standards in order to sell our loan products in the secondary mortgage market.

•	We treat all customer information as confidential and consider it to be nonpublic information. We maintain systems and procedures designed to ensure that access to nonpublic consumer information is granted only to legitimate and valid users.

•	We use sophisticated fraud prevention and detection applications and techniques that allow us to better protect our customers from fraud and identity theft.

•	We believe that our commitment to responsible lending is good business.

•	We strive to promote highly ethical standards throughout our industry.
      We plan to continue to review, revise and improve our practices to enhance our fair lending efforts and support the goal of eliminating predatory lending practices in the industry. Our policies and procedures are subject to change from time to time and without notice.
Environmental
      In the course of our business, we may acquire properties securing loans that are in default. There is a risk that hazardous or toxic waste could be found on such properties. If this occurs, we could be held responsible under applicable law for the cost of cleaning up or removing the hazardous waste. This cost could exceed the value of the underlying properties.
Employees
      As of December 31, 2005, we employed approximately 7,200 employees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.
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
      In general, the Code does not differentiate between preferred and common stockholders when applying the tax laws to stockholders. Unless specifically indicated otherwise, all references to “stockholders” shall include both our common and preferred classes of stock.
Taxation as a REIT
      Generally. We have elected to be taxed as a REIT under Sections 856 through 859 of the Code commencing with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute currently to our stockholders at least 90% of our REIT taxable income. As a REIT, we generally are not subject to federal corporate income tax on that portion of our REIT taxable income that we distribute currently to our stockholders. Even if we qualify as a REIT, however, we may be subject to tax in certain situations. In addition, any taxable REIT subsidiary or “TRS” in which we own an interest, including New Century TRS Holdings, Inc. and its subsidiaries, is subject to federal corporate income tax on its taxable income at the highest applicable state and federal corporate tax rates.
      There are no differences in the taxation of our common and preferred shares. All stockholders will generally be taxed on the dividends they receive at ordinary income rates unless such dividends are designated by us as a capital gain dividend or as qualified dividend income. Since our conversion to a REIT, all dividends paid are taxed at ordinary income rates. We urge all investors to consult their own independent tax advisors regarding the effect of all tax matters, including federal, state, local and in the case of non U.S. investors, international tax laws, for their investment in New Century common or preferred stock.
      Many of the requirements for qualification as a REIT are highly technical and complex and require an analysis of factual matters and an application of the legal requirements to such factual matters in situations where there is only limited judicial and administrative guidance. Therefore, no assurance can be given that we have qualified or will qualify as a REIT for any particular year. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Failure to qualify as a REIT would adversely affect our net income, our dividend distributions and could adversely affect the value of our stock.
      Taxable Income. We use the calendar year for both tax and financial reporting purposes. However, there may be differences between taxable income, taxable REIT income, and income computed in accordance with accounting principles generally accepted in the United States of America (GAAP). These differences primarily arise from permanent differences created by taxable intercompany transactions between TRS and REIT level companies or to the timing and character differences in the recognition of revenue and expense and gains and losses for tax and GAAP purposes. Additionally, taxable REIT income does not include the taxable income of our taxable REIT subsidiaries, although the TRS operating results are included in our GAAP results.
      Taxable mortgage pools and REMICs. We will make investments or enter into financing and securitization transactions that give rise to our being considered to be, or to own an interest in, one or more taxable mortgage pools or REMICs, although we do not intend to engage in REMIC securitization transactions other than through one of our Taxable REIT Subsidiaries.
      Under the REIT rules, any portion of our income from a REMIC residual interest or taxable mortgage pool, including non-cash accrued income, or “phantom” taxable income that is owned by the REIT, will be treated as excess inclusion income and the character of that income will be passed along to our stockholders via the dividend each quarter.
      The amount of excess inclusion income in any given year from these activities, transactions and investments by the REIT could be significant. Generally, individuals and taxable corporations investing in New Century and receiving our dividends will not be required to report or consider excess inclusion income when they file their annual tax return unless they fall into one of the three special tax circumstances listed below.

1. That portion of our dividend represented by excess inclusion income may not be offset by any net operating losses otherwise available to the stockholder.

2. Stockholders otherwise generally exempt from federal income tax as a non-profit organization will, for that portion of our dividend represented by excess inclusion income, be subject to tax for unrelated business taxable income or “UBTI.”

3. For most types of foreign stockholders that portion of our dividend represented by excess inclusion income will result in the application of U.S. federal income tax withholding at the maximum rate (i.e., 30%), without reduction for any otherwise applicable income tax treaty.
      The Treasury Department has yet to issue regulations governing the exact computation of excess inclusion income, its reporting and finally the tax treatment of the stockholders of a REIT that owns an interest in a taxable mortgage pool. Accordingly, the manner in which excess inclusion income is to be allocated among shares of different classes of our stock or how such income is to be reported to our stockholders is not clear under current law. Tax-exempt investors, foreign investors, and taxpayers with net operating losses should carefully consider the tax consequences described above and are urged to consult their tax advisors in connection with their decision to invest in our stock.

EXECUTIVE OFFICERS OF THE REGISTRANT
      The following table sets forth information about our executive officers as of March 1, 2006:

Name	Age	Position

Executive Officers:
Robert K. Cole	59	Chairman of the Board of Directors and Chief Executive Officer of New Century
Brad A. Morrice	49	Vice Chairman of the Board of Directors, President and Chief Operating Officer of New Century; Chief Executive Officer and Director of New Century Mortgage(1); Chairman of the Board of Directors and Chief Executive Officer of NC Capital(2); Chairman of the Board of Directors and Chief Executive Officer of Home123(3)
Edward F. Gotschall	51	Vice Chairman-Finance of the Board of Directors of New Century; Chief Financial Officer and Director of NC Capital
Patrick J. Flanagan	40	Executive Vice President of New Century
Kevin M. Cloyd	35	Executive Vice President of New Century and Home123; Executive Vice President and Director of New Century Mortgage; President and Director of NC Capital
Patti M. Dodge	45	Executive Vice President and Chief Financial Officer of New Century and New Century Mortgage; Chief Financial Officer and Director of Home123
Stergios Theologides	39	Executive Vice President-Corporate Affairs and General Counsel of New Century; Executive Vice President-Corporate Affairs, Senior Legal Counsel and Secretary of New Century Mortgage; Executive Vice President and Director of NC Capital; Corporate Secretary of Home123
Joseph F. Eckroth, Jr.	47	Executive Vice President of New Century and Executive Vice President, Chief Information Officer and Chief Operating Officer of New Century Mortgage

(1)	New Century Mortgage is a wholly owned direct subsidiary of New Century TRS.

(2)	NC Capital is a wholly owned direct subsidiary of New Century Mortgage.

(3)	Home123 is a wholly owned indirect subsidiary of New Century TRS.
      Robert K. Cole, one of our co-founders, has been the Chairman of our board of directors and Chief Executive Officer since December 1995 and one of our directors since November 1995. Mr. Cole also served as a director of New Century Mortgage from November 1995 to April 2005. From February 1994 to March 1995, he was the President and Chief Operating Officer-Finance of Plaza Home Mortgage Corporation, a publicly-traded savings and loan holding company specializing in the origination and servicing of residential mortgage loans. In addition, Mr. Cole served as a director of Option One Mortgage Corporation, a subsidiary of Plaza Home Mortgage specializing in the origination, sale and servicing of non-prime mortgage loans. Previously, Mr. Cole was the President of operating subsidiaries of NBD Bancorp and Public Storage, Inc. Mr. Cole received a Masters of Business Administration degree from Wayne State University.

      Brad A. Morrice, one of our co-founders, has been a Vice Chairman of our board of directors since December 1996, our President and one of our directors since 1995, and our Chief Operating Officer since January 2001. Mr. Morrice also served as our General Counsel from December 1995 to December 1997 and our Secretary from December 1995 to May 1999. In addition, Mr. Morrice serves as Chief Executive Officer and a director of New Century Mortgage and Chairman of the board of directors and Chief Executive Officer of NC Capital and Home123. From February 1994 to March 1995, he was the President and Chief Operating Officer-Administration of Plaza Home Mortgage, after serving as its Executive Vice President, Chief Administrative Officer since February 1993. In addition, Mr. Morrice served as General Counsel and a director of Option One. From August 1990 to January 1993, Mr. Morrice was a partner in the law firm of King, Purtich & Morrice, where he specialized in the legal representation of mortgage banking companies. Mr. Morrice previously practiced law at the firms of Fried, King, Holmes & August and Manatt, Phelps & Phillips. He received his law degree from the University of California, Berkeley (Boalt Hall) and a Masters of Business Administration degree from Stanford University.
      Edward F. Gotschall, one of our co-founders, has been the Vice Chairman-Finance of our board of directors since July 2004, a Vice Chairman of our board of directors since December 1996 and one of our directors since November 1995. Prior to being appointed Vice Chairman-Finance, Mr. Gotschall served as our Chief Financial Officer from August 1998 to July 2004 and our Chief Operating Officer Finance/ Administration from December 1995 to August 1998. Mr. Gotschall also served as a director of New Century Mortgage from August 1995 to April 2005 and was its Executive Vice President from December 1995 to March 2004 and its Chief Financial Officer from August 1995 to February 2002. Mr. Gotschall is also Chief Financial Officer and a director of NC Capital. From April 1994 to July 1995, he was the Executive Vice President/ Chief Financial Officer of Plaza Home Mortgage and a director of Option One. Mr. Gotschall was one of the co-founders of Option One and from December 1992 to April 1994, Mr. Gotschall served as its Executive Vice President/ Chief Financial Officer. From January 1991 to July 1992, he was the Executive Vice President/ Chief Financial Officer of The Mortgage Network, Inc., a retail mortgage banking company. Mr. Gotschall received his Bachelors of Science in Business Administration degree from Arizona State University.
      Patrick J. Flanagan has been our Executive Vice President since August 1998. Mr. Flanagan entered into an employment agreement with us on December 27, 2005 whereby he commenced a leave of absence January 1, 2006 and his term as our Executive Vice President will expire as of the earlier to occur of June 30, 2006 or Mr. Flanagan’s termination of employment with us. Upon expiration of Mr. Flanagan’s term as Executive Vice President on July 1, 2006, the consulting agreement he entered with us on December 27, 2005 will become effective, subject to certain conditions. Mr. Flanagan was the President of New Century Mortgage from February 2002 to February 2006 and a director of New Century Mortgage from May 1997 to February 2006. Mr. Flanagan was also the Chief Executive Officer and a director of NC Capital until February 2006. From January 1997 to February 2002, Mr. Flanagan served as Executive Vice President and Chief Operating Officer of New Century Mortgage. Mr. Flanagan initially joined New Century Mortgage in May 1996 as Regional Vice President of Midwest Wholesale and Retail Operations. From August 1994 to April 1996, Mr. Flanagan was a Regional Manager with Long Beach Mortgage. From July 1992 to July 1994, he was an Assistant Vice President for First Chicago Bank, from February 1989 to February 1991, he was Assistant Vice President for Banc One in Chicago, and from February 1991 to July 1992, he was a Business Development Manager for Transamerica Financial Services. Mr. Flanagan received his Bachelor of Arts degree from Monmouth College.
      Kevin M. Cloyd has been our Executive Vice President since March 2004. He has been the President of NC Capital since February 2002 and one of its directors since December 2002. Mr. Cloyd has also served as Executive Vice President of New Century Mortgage since March 2004 and one of its directors since February 2006 and as Executive Vice President of Home123 since August 2005. Mr. Cloyd previously served as Senior Vice President of Secondary Marketing for New Century Mortgage from February 2002 to March 2004, and as Vice President of Secondary Marketing for New Century Mortgage and Executive Vice President of NC Capital from January 2001 to February 2002. From March 2000 to January 2001, Mr. Cloyd left New Century Mortgage to become the Vice President in charge of Secondary Marketing and Finance for The Mortgage

Conduit, a start-up company. Mr. Cloyd initially joined New Century Mortgage in September 1999 as Vice President of Applied Analytics. From December 1998 to September 1999, Mr. Cloyd was Assistant Vice President with Fremont Investment and Loan. Prior to Fremont Investment and Loan, from April 1996 to December 1998, Mr. Cloyd served as Director of Finance with Amresco Residential Credit Corporation and was responsible for Pricing and Analytics. In addition, from 1994 to April 1996, Mr. Cloyd worked at Bank of America Mortgage and served as Financial Consultant to their Secondary Marketing and Portfolio Management Departments. Mr. Cloyd received his Bachelor of Arts degree in Business Administration with an emphasis in Finance from California State University at Fullerton. Mr. Cloyd received his Masters of Arts in Management from the University of Redlands.
      Patti M. Dodge has been our Chief Financial Officer since July 2004 and our Executive Vice President since March 2004. Ms. Dodge previously served as our Controller from September 1996 to July 2005 and our Senior Vice President from September 1996 to March 2004. Ms. Dodge has also served as the Executive Vice President and Chief Financial Officer of New Century Mortgage since March 2004 and served as the Senior Vice President and Chief Financial Officer of New Century Mortgage between February 2002 and March 2004. In addition, Ms. Dodge has served as the Chief Financial Officer of Home123 since March 2004 and one its directors since February 2006. Prior to joining us, Ms. Dodge was self-employed. From December 1990 to June 1995, Ms. Dodge was Senior Vice President at Plaza Home Mortgage Corporation. From February 1989 to December 1990, Ms. Dodge served as Vice President and Chief Financial Officer of University Savings Bank and from October 1984 to February 1989, Ms. Dodge served as Controller of Butterfield Savings. Ms. Dodge received her Bachelor’s in Business Administration degree with an emphasis in accounting from the University of Southern California.
      Stergios Theologides has been our Executive Vice President-Corporate Affairs since March 2003, and has served as General Counsel since April 1998. Mr. Theologides also served as our Corporate Secretary from May 1999 to May 2005. Mr. Theologides is responsible for all of our legal, regulatory affairs and compliance matters. Mr. Theologides joined us in April 1998 as Vice President and General Counsel. Mr. Theologides also serves as Executive Vice President — Corporate Affairs, Senior Legal Counsel and Secretary of New Century Mortgage and Executive Vice President and Director of NC Capital. In addition, Mr. Theologides has served as Corporate Secretary of Home123 since March 2004. Previously, Mr. Theologides had been employed with Wynn’s International, Inc. from February 1996 to March 1998 where he served as Corporate Counsel. Mr. Theologides was an associate in the corporate department of O’Melveny & Myers, LLP, from 1992 to 1996. Mr. Theologides received his Juris Doctorate from Columbia University School of Law where he was a Harlan Fiske Stone Scholar and Charles Evans Hughes Fellow. He received his Bachelor of Arts degree from Princeton University with his major in public and international affairs.
      Joseph F. Eckroth, Jr. joined us as Senior Vice President and Chief Information Officer in July 2005. In January 2006, Mr. Eckroth was promoted to Executive Vice President and Chief Operating Officer of New Century Mortgage Corporation and in March 2006 Mr. Eckroth was promoted to Executive Vice President of New Century Financial Corporation. Prior to joining us, Mr. Eckroth was the Chief Information Officer for Mattel, Inc., the world’s largest toy manufacturer, a position he held from 2000 to 2005. From 1996 to 2000, Mr. Eckroth served as an information technology executive for the General Electric Company, where he held the position of Chief Information Officer for the GE Medical Systems and GE Industrial Systems business units. From 1985 to 1996, Mr. Eckroth served in a variety of executive operations, quality assurance and technology positions for the Northrop Grumman Corporation. Mr. Eckroth received his Masters of Business Administration degree from Pepperdine University School of Business and Management. He also serves on the Board of Directors for VWR International, a scientific and medical supplies distribution company, a position he has held since November 2004.
Item 1A.     Risk Factors
      Stockholders and prospective purchasers of our common stock should carefully consider the risks described below before making a decision to buy our common stock. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. When determining whether to buy our common stock, stockholders and prospective purchasers should also refer to the other information in this annual report on Form 10-K, including our financial statements and the related notes.
Risks Related to Our Business

We are dependent on external sources of financing, and if we are unable to maintain adequate financing sources, our earnings and our financial position will suffer and jeopardize our ability to continue operations.
      We require substantial cash to support our operating activities and growth plans in our taxable REIT subsidiaries. Our primary sources of cash for our mortgage loan origination activities are our warehouse and aggregation credit facilities, our asset-backed commercial paper facility and the proceeds from the sales and securitizations of our mortgage loans. As of December 31, 2005, we had twelve short-term warehouse and aggregation credit facilities and our asset-backed commercial paper facility that provided us with approximately $13.1 billion of committed and $3.0 billion of uncommitted borrowing capacity to fund mortgage loan originations and purchases pending the pooling and sale of such mortgage loans. From time to time, we finance our residual interests in securitization transactions through the sale of net interest margin securities, or NIMS. During volatile times in the capital and secondary markets, access to warehouse, aggregation and NIMS financing as well as to the securitization and secondary markets for the sale of our mortgage loans has been severely constricted. If we cannot maintain or replace these facilities on comparable terms and conditions, we may incur substantially higher interest expense that would reduce our profitability.
      We also require substantial cash in order for our REIT to purchase and hold mortgage loans through securitizations structured as financings and to engage in hedging transactions. Our sources of cash for purchasing mortgage loans to be held for investment are the capital markets, borrowings from our taxable REIT subsidiaries or releases of over-collateralization accounts from prior securitizations structured as financings. If we have inadequate cash at the REIT, we may not be able to grow or maintain our REIT portfolio size, which may harm our ability to maintain or grow our REIT dividend. Likewise, a large margin call on our hedging instruments could negatively affect our liquidity position.
      In addition, we require substantial cash to pay our required REIT dividends. To qualify as a REIT under the Code, we generally are required each year to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains). After-tax earnings generated by our taxable REIT subsidiaries and not distributed to us are not subject to these distribution requirements and may be retained by such subsidiaries to provide for future growth, subject to the limitations imposed by REIT tax rules. We conduct a substantial amount of our business through our taxable REIT subsidiaries. We cannot be certain that we will have access to funds to meet the REIT distribution and other qualification requirements. We may be required to borrow funds from one of our corporate subsidiaries or a third party on a short-term basis or liquidate investments to meet the distribution requirements that are necessary to qualify as a REIT, even if management believes that it is not in our best interests to do so. If we do not have access to the necessary funds, we may have to raise capital at inopportune times or borrow funds on unfavorable terms. However, if we are unable to maintain adequate financing or other sources of capital are not available, we would be forced to suspend or curtail our operations, which would harm our results of operations, financial condition and business prospects. Similarly, we may be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities.

We face intense competition that could harm our market share and our revenues.
      We face intense competition from finance and mortgage banking companies, Internet-based lending companies and large financial institutions.
      Over the past year, we have experienced severe pricing competition from lenders who are offering interest rates lower than those we charge. Currently, we do not intend to compete solely on the basis of loan pricing. If the other features of our mortgage loans do not provide enough advantages to induce our potential wholesale and retail customers to choose our mortgage loan products, our mortgage loan production volume could decrease, which could harm our results of operations, financial condition and business prospects.
      In addition, Fannie Mae and Freddie Mac are also expanding their participation in the subprime mortgage industry. These government-sponsored entities have a size and cost-of-funds advantage that allows them to purchase mortgage loans with lower rates or fees than we may be willing to offer. While the government-sponsored entities presently do not have the legal authority to originate mortgage loans, including subprime mortgage loans, they do have the authority to buy mortgage loans. A material expansion of their involvement in the market to purchase subprime mortgage loans could change the dynamics of the subprime industry by virtue of their sheer size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices, these government-sponsored entities experience significantly higher-than-expected losses, such experience could harm the overall investor perception of the subprime mortgage industry.
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
      Some thrifts, national banks and their operating subsidiaries are also expanding their mortgage lending activities. By virtue of their charters, these institutions are exempt from complying with many of the state and local laws that affect our operations. For example, they are permitted to offer mortgage loans with prepayment charges in many jurisdictions where we cannot. If more of these federally chartered institutions are able to use their preemptive ability to provide more competitive pricing and terms than we can offer, it could harm our results of operations, financial condition and business prospects.
      In addition, to the extent we purchase mortgage loans or mortgage-related assets from third parties, we will compete with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, other lenders and other entities that purchase mortgage loans or mortgage-backed securities, many of which have greater financial resources than we do. As a result, we may not be able to acquire sufficient mortgage-related assets with favorable yields over our borrowing costs, which could harm our results of operations, financial condition and business prospects.
      The intense competition in the mortgage industry has also led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current wholesale and retail structures and information systems to compete effectively. Our inability to continue enhancing our current Internet capabilities, or to adapt to other technological changes in the industry, could harm our results of operations, financial condition and business prospects.

A prolonged economic slowdown or a lengthy or severe recession could harm our operations, particularly if it results in a decline in the real estate market.
      The risks associated with our business are more acute during periods of economic slowdown or recession because these periods may be accompanied by decreased demand for consumer credit and declining real estate values. Declining real estate values reduce the ability of borrowers to use home equity to support borrowings because they reduce the LTV of the home equity collateral. In addition, because we make a substantial number of mortgage loans to credit-impaired borrowers, the actual rates of delinquencies, foreclosures and losses on these mortgage loans could be higher during economic slowdowns. Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to sell mortgage loans, the prices we receive for our mortgage loans, or the values of our mortgage loans held for investment or our residual interests in securitizations, which could harm our results of operations, financial condition and business prospects.

Our earnings may decrease because of increases or decreases in interest rates.
      Our profitability may be directly affected by changes in interest rates. The following are some of the risks we face as a result of interest rate increases:

•	When we securitize mortgage loans, the income we receive and the value of the residual interests we retain from the securitizations structured as financings are based primarily on the London Inter-Bank Offered Rate, or LIBOR. This is because the interest on the underlying mortgage loans is based on fixed rates payable on the underlying mortgage loans for the first two or three years from origination while the holders of the applicable securities are generally paid based on an adjustable LIBOR-based yield. Therefore, an increase in LIBOR reduces the net income we receive from, and the value of, these mortgage loans and residual interests.

•	Our adjustable-rate mortgage loans have periodic and lifetime interest rate caps above which the interest rate on the mortgage loans may not rise. In the event of general interest rate increases, the rate of interest on these mortgage loans could be limited, while the rate payable on the senior certificates representing interests in a securitization trust into which these mortgage loans are sold may be uncapped. This would reduce the amount of cash we receive over the life of the mortgage loans in securitizations structured as financings and our residual interests, and could require us to reduce the carrying value of our residual interests.

•	Changes in interest rates may affect our net interest income, which is the difference between the interest income that we earn on our mortgage loans or mortgage-related assets and the interest expense that we incur in financing our assets through debt, including securitizations. We rely primarily on short-term borrowings to acquire assets with long-term maturities. Accordingly, increases in short-term interest rates as compared to long-term interest rates may negatively affect the value of our assets and our ability to realize gains from the sale of mortgage loans we originate for resale, which will ultimately affect our earnings. In a period of rising interest rates, our interest expense could increase in different amounts and at different rates and times than the interest that we earn on our assets. If the net differential between our interest income on our mortgage loan assets and our interest expense to carry such mortgage loans was reduced, our net interest income would be reduced. Interest rate fluctuations resulting in our interest expense exceeding our interest income could result in operating losses for us and may limit or eliminate our ability to make distributions to our shareholders.

•	A substantial and sustained increase in interest rates could harm our mortgage loan origination volume because refinancings of existing mortgage loans, including cash-out refinancings and interest rate-driven refinancings, would be less attractive and qualifying for a purchase mortgage loan may be more difficult. Lower origination volume may harm our earnings by reducing origination income, net interest income and gain on sale of mortgage loans.

•	During periods of rising interest rates, the value and profitability of our mortgage loans may be harmed between the date of origination or purchase until the date we sell or securitize the mortgage loans.

•	An increase in interest rates could increase the delinquency and default rates on the adjustable-rate mortgage loans that we originate and hold because the borrowers’ monthly payments under such mortgage loans may increase beyond the borrowers’ ability to pay. Our portfolio of mortgage-related assets includes a significant number of mortgage loans that were originated in 2004 and 2005 that are adjustable-rate mortgage loans. Due to significant increases in interest rates since those mortgage loans were originated, the borrowers may be facing a larger-than-expected payment increase once the initial two or three-year fixed period ends. This may result in higher delinquencies and/or faster prepayment speeds, both of which could harm our profitability. High delinquencies or losses may decrease our cash flows or impair our ability to sell or securitize mortgage loans in the future, which could harm our results of operations, financial condition and business prospects.
      We are also subject to risks from decreasing interest rates. For example, a significant decrease in interest rates could increase the rate at which mortgage loans are prepaid, which also could require us to reduce the carrying value of our residual interests. Moreover, if prepayments are greater than expected, the cash we receive over the life of our residual interests would be reduced. Higher-than-expected prepayments could also harm the value of our servicing portfolio. Therefore, any such changes in interest rates could harm our results of operations, financial condition and business prospects.

Our reliance on cash-out refinancings as a significant source of our origination volume increases the risk that our earnings will be harmed if the demand for this type of refinancing declines.
      During the year ended December 31, 2005, approximately 48.4% of our mortgage loan production volume consisted of cash-out refinancings. This concentration increases the risk that our earnings will be reduced if interest rates rise and the prices of homes decline, which would reduce the demand and production volume for this type of refinancing. A substantial and sustained increase in interest rates could significantly reduce the number of borrowers who would qualify or elect to pursue a cash-out refinancing and result in a decline in that origination source. Similarly, a decrease in home prices would reduce the amount of equity available to be borrowed against in cash-out refinancings and result in a decrease in our mortgage loan production volume from that origination source. Therefore, our reliance on cash-out refinancings as a significant source of our origination volume could harm our results of operations, financial condition and business prospects.

Our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.
      We have identified several accounting policies as being “critical” to the presentation of our financial condition and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. These critical accounting policies relate to, without limitation, securitizations structured as financings, allowance for losses on mortgage loans held for investment, residual interests in securitizations, allowance for repurchase losses, gain on sale of mortgage loans, income taxes and derivative instruments designated and documented as hedges. Because of the inherent uncertainty of the estimates associated with these critical accounting policies, we cannot provide any assurance that we will not make significant subsequent adjustments to the related amounts recorded. For more information, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” section in this Report.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.
      We use various derivative financial instruments to provide a level of protection against interest rate changes, but no hedging strategy can protect us completely. When rates change, we expect to record a gain or loss on derivatives, which would be offset by an inverse change in the value of mortgage loans or residual interests. Additionally, from time to time, we may enter into hedging transactions in connection with our holdings of mortgage-backed securities and government securities with respect to one or more of our assets or liabilities. Our hedging activities may include derivative financial instruments such as Euro Dollar futures contracts, interest rate cap agreements, interest rate swap agreements, Treasury futures and options on interest rates as well has hedging instruments such as mortgage derivative securities. Currently, we intend to primarily use Euro Dollar futures contracts, interest rate cap agreements and interest rate swap agreements to manage the interest rate risk of our portfolio of adjustable-rate mortgages; however, we may change our hedging strategy in the future depending on market factors. Under our current strategy, any significant decrease in interest rates could result in a significant margin call, which would require us to provide the counterparty with additional cash collateral. Any such margin call could harm our liquidity, results of operations, financial condition and business prospects.
      The derivative financial instruments we select may not have the effect of reducing our interest rate risk. There have been periods, and it is likely that there will be periods in the future, during which we will incur losses after accounting for our derivative financial instruments. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. Our hedging strategies also involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses, which losses could harm our results of operations, financial condition and business prospects.

An increase in mortgage loan prepayments may negatively affect the yields on our assets.
      The value of the mortgage loans and any underlying securitization retained interests that we may hold will be affected by prepayment rates on those mortgage loans. Prepayment rates on mortgage loans are influenced by changes in interest rates and a variety of economic, geographic and other factors beyond our control. As a result, we are unable to predict prepayment rates with any certainty.
      In periods of declining mortgage loan interest rates, prepayments on mortgage loans generally increase. We likely would reinvest the proceeds that we receive from those prepayments in mortgage loans and other assets with lower yields than the yields on the mortgage loans that were prepaid. As interest rates decline, the market value of fixed-income assets generally increases. However, because of the risk of prepayment, the market value of any mortgage loan or mortgage-related asset does not increase to the same extent as fixed-income securities in an environment of declining interest rates. Conversely, in periods of rising interest rates, prepayments on mortgage loans generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios, we may fail to recoup fully our costs.

The mortgage loans that we hold are subject to the risks of delinquency and foreclosure loss, which could result in losses to us.
      Our mortgage loans are secured by residential properties and are subject to risks of loss from delinquencies and foreclosures. The ability of a borrower to repay a mortgage loan secured by residential property typically is dependent primarily upon the income or assets of the borrower. In addition, the ability of borrowers to repay their mortgage loans may be affected by, among other things:

•	property location and condition;

•	competition and demand for comparable properties;

•	changes in zoning laws for the property or its surrounding area;

•	environmental contamination at the property;

•	the occurrence of any uninsured casualty at the property;

•	changes in national, regional or local economic conditions;

•	declines in regional or local real estate values;

•	increases in interest rates or real estate taxes;

•	availability and costs of municipal services;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation and changes in tax laws; and

•	acts of God, war or other conflict, terrorism, social unrest and civil disturbances and natural disasters, such as hurricanes.
      In the event of a default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral that we can realize upon foreclosure and sale, and the principal and accrued interest of the mortgage loan and the cost of foreclosing on the related property. Losses resulting from mortgage loan defaults and foreclosures could have a material adverse effect on our income and cash flow from operations and could limit the funds that we have available for distribution to our stockholders. We are exposed to greater risks of loss where we make both a first and second lien mortgage loans on the same property and do not have the benefits of private mortgage insurance. Our underlying subordinated tranches in securitizations would also be affected adversely by losses on our mortgage loans that have been included in the related securitizations.
      In the event of the bankruptcy of a mortgage loan borrower, the related mortgage loan will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy, as determined by the bankruptcy court. The lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process that can have a substantial negative effect on our originally anticipated return on the foreclosed mortgage loan. Residential mortgage-backed securities evidence interests in, or are secured by, pools of residential mortgage loans. Accordingly, the subordinated tranches in the mortgage-backed securities that we hold are subject to all of the risks of the related mortgage loans. In addition, to the extent that the mortgage loans we originate experience relatively high rates of delinquency and/or foreclosure, then we may be unable to securitize our mortgage loans on terms that are attractive to us, if at all.

The geographic concentration of our mortgage loan originations increases our exposure to economic and natural hazard risks specific to those areas.
      Over-concentration of our mortgage loan originations in any one geographic area increases our exposure to the economic and natural hazard risks associated with that area. For example, in the year ended December 31, 2005, approximately 37.4% of the aggregate principal amount of our mortgage loans was secured by properties located in California. Certain parts of California have experienced an economic downturn in the past and have suffered the effects of certain natural hazards. Declines in the residential real estate markets in which we are concentrated may reduce the values of the properties collateralizing our mortgages, increase the risk of delinquency, foreclosure, bankruptcy or losses and could harm our results of operations, financial condition and business prospects.
      Furthermore, if borrowers are not insured for natural disasters, which are typically not covered by standard hazard insurance policies, then they may not be able to repair the property or may stop paying their mortgages if the property is damaged. A natural disaster, such as Hurricane Katrina, that results in a significant number of delinquencies would cause increased foreclosures and decrease our ability to recover losses on properties affected by such disasters and would harm our results of operations, financial condition and business prospects.
      Likewise, the secondary market pricing for pools of mortgage loans that are not geographically diverse is typically less favorable than for a diverse pool. Our inability to originate or purchase geographically diverse pools of mortgage loans could harm our results of operations, financial condition and business prospects.

An interruption or reduction in the securitization and whole loan markets would harm our financial position.
      We are dependent on the securitization market for the sale of our mortgage loans because we securitize mortgage loans directly and many of our whole loan buyers purchase our mortgage loans with the intention to securitize them. The securitization market is dependent upon a number of factors, including general economic conditions, conditions in the securities market generally and conditions in the asset-backed securities market specifically. In addition, poor performance of our previously securitized mortgage loans could harm our access to the securitization market. Accordingly, a decline in the securitization market or a change in the market’s demand for our mortgage loans could harm our results of operations, financial condition and business prospects.

We may not realize all of the expected benefits of, and we may incur additional costs related to, the acquisition of a mortgage origination platform from RBC Mortgage.
      On September 2, 2005, we acquired a mortgage origination platform from RBC Mortgage. It is too early to conclude whether we will realize the anticipated benefits of this acquisition, including expanded depth and breadth of our mortgage product offerings, expanded retail presence on a nationwide basis and expanded channels of distribution, including into the realtor and builder channels. Moreover, our management has limited experience operating the recently acquired RBC Mortgage platform and integrating recently acquired businesses. At the same time, the ultimate costs associated with this acquisition may be higher than expected. In addition, the process of integrating an acquired business may result in operating difficulties, compliance errors and unanticipated expenditures and may require significant management attention that would otherwise be available for ongoing development of other aspects of our business.

If we make any additional acquisitions, we will incur a variety of costs and may never realize the anticipated benefits.
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
      From time to time, we may purchase mortgage-backed securities or government securities from third parties in order to comply with the income and asset tests necessary to maintain our REIT status. The value of, and return on, the mortgage-backed securities and government securities we hold will be affected by changes in the marketplace for such securities, as well as prepayment speeds in the case of mortgage-backed securities, and may be volatile and significantly different than anticipated. The securities that we hold may produce large losses instead of the income that we expect. The impact of changes in the marketplace for these securities on our results may be magnified because these holdings could be highly leveraged. Additionally, much of the financing we will use to hold these securities may be cancelable by our lenders on short notice. If our lenders cease providing financing to us on favorable terms, we would be forced to liquidate some or all of these securities, possibly at a substantial loss, which could harm our financial condition, results of operations and business prospects.

A material difference between the assumptions used in the determination of the value of our residual interests and our actual experience could harm our financial position.
      As of December 31, 2005, the value on our balance sheet of our residual interests from securitization transactions was $234.9 million. The value of these residual interests is a function of the delinquency, loss, prepayment speed and discount rate assumptions we use. It is extremely difficult to validate the assumptions we use in valuing our residual interests. In the future, if our actual experience differs materially from these assumptions, our cash flow, financial condition, results of operations and business prospects may be harmed.

We may be required to conform to the standards of the recent Ameriquest settlement, which could harm our business.
      In January 2006, ACC Capital Holding Corporation and its subsidiaries Ameriquest Mortgage Company, Town & Country Credit Corporation and AMC Mortgage Services Inc., formerly known as Bedford Home Loans, which we refer to collectively as “Ameriquest,” reached a settlement with various state Attorneys General resolving some of the regulatory complaints and consumer claims made against Ameriquest related to predatory home mortgage lending. By the terms of the settlement, the second largest federal consumer protection settlement in history, Ameriquest agreed to implement certain new standards and to pay $325 million to the states, with most of the money to be used to pay restitution to consumers who obtained mortgage loans from Ameriquest between January 1999 and December 2005.
      In the settlement, Ameriquest denied all allegations but agreed to implement certain new standards and practices meant to prevent a recurrence of its alleged abuses and unfair and deceptive practices. Many of the settlement’s requirements far exceed any express requirements of existing lending laws. Although we believe our historical controls and practices have operated effectively to mitigate the risk of the abuses alleged in the Ameriquest settlement, in many cases our controls and policies are not identical to those prescribed by the Ameriquest settlement. However, some Attorneys General have made public statements that the conduct required by the Ameriquest settlement should be seen as new standards applicable to the entire industry and that they may pursue actions against lenders who do not adhere the new standards. If the Attorneys General seek to apply these standards to the entire industry or our company in particular, some of our own practices could be called into question and our revenues, business, results of operations and profitability could be harmed. In addition, if it becomes accepted practice that settlements entered with Attorneys General establish new standards for the industry as a whole and supercede existing express legislative requirements, the standards by which we are governed will become less predictable and the risks associated with our business will increase.

New legislation could restrict our ability to make mortgage loans, which could harm our earnings.
      Several states and cities are considering or have passed laws, regulations or ordinances aimed at curbing predatory lending practices. The federal government is also considering legislative and regulatory proposals in this regard. In general, these proposals involve lowering the existing federal Homeownership and Equity Protection Act thresholds for defining a “high-cost” mortgage loan and establishing enhanced protections and remedies for borrowers who receive such mortgage loans. However, many of these laws and rules extend beyond curbing predatory lending practices to restrict commonly accepted lending activities, including some of our activities. For example, some of these laws and rules prohibit any form of prepayment charge or severely restrict a borrower’s ability to finance the points and fees charged in connection with the borrower’s mortgage loan. In addition, some of these laws and regulations provide for extensive assignee liability for warehouse lenders, whole loan buyers and securitization trusts. Because of enhanced risk and for reputational reasons, many whole loan buyers elect not to purchase any mortgage loan labeled as a “high cost” mortgage loan under any local, state or federal law or regulation. Accordingly, these laws and rules could severely constrict the secondary market for a significant portion of our mortgage loan production. This would effectively preclude us from continuing to originate mortgage loans that fit within the newly defined thresholds.
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

Lawsuits challenging our business practices, our competitors and other companies are pending and more may be filed in the future.
      We are named as a defendant in a number of lawsuits challenging various aspects of our business operations and seeking significant monetary damages. These cases allege violations of the Fair Credit Reporting Act, or FCRA, failure to pay overtime wages, the making of mortgage loans with fees greater than permitted by law and advertising practices and interference with broker relationships, among other matters. Additional litigation may be filed against us or disputes may arise in the future concerning these or other business practices. In addition, lawsuits have been filed, and other lawsuits may be filed in the future, against our competitors and other businesses, and although we are not a party to such litigation, the results of such lawsuits may create additional risks for, or impose additional costs or limitations on, our business operations.
      As courts resolve individual or class action litigation related to our industry, regulations and standards could emerge necessitating material increases in our costs of doing business or preventing us from participating in certain business activities in which we currently engage. For instance, if claims by various plaintiffs that prescreened offers of credit do not qualify as firm offers of credit under the FCRA, and thus that we are not authorized to access certain consumer credit reports in relation to such offers, prevail, our business practices and ability to offer and close certain lines of credit would be impaired and our revenues, results of operations, business and profitability could be harmed.
      The outcome of litigation and other legal matters is always uncertain. One or more legal matters could result in losses material to our financial condition, results of operations, business and profitability. A description of material legal actions in which we are involved is included under “Legal Proceedings” in Item 3.

The scope of our lending and servicing operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.
      Because we are authorized to originate and service mortgage loans in all 50 U.S. states, we must comply with the laws and regulations, as well as judicial and administrative decisions, in all of these jurisdictions, as well as an extensive body of federal law and regulations. The volume of new or modified laws and regulations has increased in recent years, and individual cities and counties have begun to enact laws that restrict mortgage loan origination and servicing activities. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. Moreover, plaintiffs are beginning to attack the legality of origination and servicing practices that are customary in the mortgage loan industry. As our operations continue to grow, it may be more difficult to comprehensively identify, accurately interpret and properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations.
      Our failure to comply with these laws can lead to:

•	civil and criminal liability;

•	loss of licensure;

•	damage to our reputation in the industry;

•	inability to sell or securitize our mortgage loans;

•	demands for indemnification or mortgage loan repurchases from purchasers of our mortgage loans;

•	fines and penalties and litigation, including class action lawsuits; or

•	administrative enforcement actions.
      Any of these results could harm our results of operations, financial condition and business prospects.

Our interest-only mortgage loans may have a higher risk of default than our fully-amortizing mortgage loans and, therefore, may be considered less valuable than other types of mortgage loans in the sales and securitization process.
      During the year ended December 31, 2005, originations of interest-only mortgage loans totaled $17.3 billion, or 30.7%, of total originations. Until the fourth quarter of 2005, most of these interest only mortgage loans required the borrower to make monthly payments only of accrued interest for the first two or three years, corresponding to the initial fixed-rate period of these mortgage loans. Since then, we changed our product design to provide for interest only payments for at least the first 5 years following origination. The interest-only feature may reduce the likelihood of prepayment during the interest-only period due to the smaller monthly payments relative to a fully-amortizing mortgage loan. However, upon expiration of the interest-only payment, the borrower’s payment will increase to cover the fully amortizing payment. The adjustment to the higher payment amount increases the risk that the borrower will default or prepay the mortgage loan. Because no principal payments may be made on such mortgage loans for an extended period following origination, if the borrower defaults, the unpaid principal balance of the related mortgage loan will be greater than otherwise would be the case, increasing the risk of loss in that situation. For those reasons, among others, these interest-only mortgage loans may be less valuable in the secondary market and may result in lesser proceeds to us when sold or securitized as compared to fully amortizing mortgage loans.

We may incur losses on our mortgage loans even if the mortgage loans are insured by the Federal Housing Administration or guaranteed by the Veterans Administration.
      Originations in connection with our recently acquired RBC Mortgage platform include mortgage loans insured by the Federal Housing Administration and mortgage loans guaranteed by the Veterans Administration. While those insured mortgage loans and guaranteed mortgage loans are generally subject to a lower risk of default than mortgage loans that are not insured or guaranteed, there can be no assurance that our insured mortgage loans and guaranteed mortgage loans will not be subject to credit losses. The Federal Housing Administration only insures against foreclosure and the Veterans Administration only partially guarantees the losses that we incur as a result of foreclosure. Moreover, neither the insurance nor the guarantees take into account the interest rate risks, prepayment risks, extension risks or other risks associated with mortgage loans. In addition, the insurance and the guarantees do not protect us against a reduction in the market value of the mortgage loans. As a result, while we attempt to mitigate our exposure to credit risk for certain of our mortgage loans by obtaining insurance from the Federal Housing Administration and guarantees from the Veterans Administration, we cannot eliminate all such credit risks and remain subject to other risks related to mortgage loans and may suffer losses, which may harm the market price of our securities.

The loss of our exemption under the Investment Company Act would harm us and the market price of our shares of common stock and our ability to make distributions to our stockholders.
      We are not currently regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, and we intend to operate so as to not become regulated as an investment company under the Investment Company Act. For example, we intend to qualify for an exemption under the Investment Company Act that is available to companies that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Specifically, we intend to invest at least 55% of our assets in mortgage loans or mortgage-related assets securities that represent the entire ownership in a pool of mortgage loans and at least an additional 25% of our assets in mortgages, mortgage-related assets securities, securities of REITs and other real estate-related assets. As of December 31, 2005, 61.7% of our assets consisted of mortgage loans or mortgage-related assets that represent the entire ownership in a pool of mortgage loans and another 30.8% of our assets were invested in mortgages, mortgage-related assets, securities of REITs and other real estate-related assets.
      If we fail to qualify for that exemption, we may be required to restructure our activities. For example, if the market value of our investments in equity securities were to increase by an amount that caused less than 55% of our assets to be invested in mortgage loans or mortgage-related assets that represent the entire ownership in a pool of mortgage loans, we might have to sell equity securities in order to qualify for an exemption under the Investment Company Act. In the event we must restructure our activities, such restructuring could harm our results of operations, financial condition and business prospects.

Our inability to realize cash proceeds from mortgage loan sales and securitizations in excess of the loan acquisition cost could harm our financial position.
      The net cash proceeds received from mortgage loan sales consist of the premiums we receive on sales of mortgage loans in excess of the outstanding principal balance, plus the cash proceeds we receive from securitizations structured as sales, minus the discounts on mortgage loans that we have to sell for less than the outstanding principal balance. If we are unable to originate mortgage loans at a cost lower than the cash proceeds realized from mortgage loan sales, such inability could harm our results of operations, financial condition and business prospects.

Our credit facilities are subject to margin calls based on the lender’s opinion of the value of our mortgage loan collateral. An unanticipated large margin call could harm our liquidity.
      The amount of financing we receive under our credit facilities depends in large part on the lender’s valuation of the mortgage loans that secure the financings. Each such facility provides the lender the right, under certain circumstances, to reevaluate the mortgage loan collateral that secures our outstanding borrowings at any time. In the event the lender determines that the value of the mortgage loan collateral has decreased, it has the right to initiate a margin call. A margin call would require us to provide the lender with additional collateral or to repay a portion of the outstanding borrowings. Any such margin call could harm our liquidity, results of operations, financial condition and business prospects.

Our origination and servicing systems depend significantly on automated controls and any failure of these systems could harm our business.
      We are increasingly dependent on automated systems and technology to operate our business, enhance customer service and achieve low operating costs. Our origination and servicing systems rely heavily on automated controls. The performance and reliability of our automated systems are critical to our ability to operate our business and compete effectively.
      Given our high volume of transactions, certain errors in our automated systems may be repeated or compounded before they are discovered and successfully corrected. If we misinterpret or incorrectly implement a legal standard in our automated systems, the error may be replicated numerous times before it is fixed. In addition, technical system flaws or employee tampering or manipulation of our automated systems may result in losses that are difficult to detect. We also face the risk that the design of our controls and procedures prove inadequate or are circumvented, thereby causing delays in detection or errors in information. In addition, we are exposed to the risk that our external vendors may not fulfill their contractual obligations to us.
      Our automated systems cannot be completely protected against events that are beyond our control, including natural disasters, computer viruses or telecommunications failures. Our business continuity and data security systems may prove inadequate to allow us to resume operations in the event of a disruption to our operations. There can be no assurance that we will not suffer losses from operational risks in the future that may be material in amount. Substantial or sustained system failures could impact customer service. Any disruptions in these systems due to internal failures of technology or large-scale external interruptions in technology infrastructure, such as power, telecommunications or the internet, could result in the loss of revenue or important data, increase our expenses and generally harm our business.

Our efforts to increase our servicing activities may be unsuccessful and a decline in the quality of servicing could lower the value of our residual interests and our ability to sell or securitize mortgage loans and could harm the cash flows from our securitizations structured as financings.
      We have devoted a significant amount of our resources and expenditures in recent periods to expanding our servicing capabilities. During the past two years, we have completed several servicing platform technology initiatives and moved our servicing platform to a new larger facility to allow for increased servicing capacity and growth of our servicing activity. We may not realize the expected benefits from these initiatives and the expected benefits we do realize may not occur until future periods. If we are unable to realize the expected benefits of the expansion of our servicing capabilities, our revenues, business, results of operations and profitability could suffer and we would have less funds available for distribution to our stockholders. In addition, a weakened ability to service mortgage loans could disadvantage us against our competitors in the market for sales and securitizations of mortgage loans in the secondary market and harm our ongoing business relationships, and ability to effect repeat business, with borrowers in need of new mortgage loans or seeking to refinance existing mortgage loans.
      A decline in the quality of servicing we provide could lead to higher levels of delinquencies, realized losses, interest expenses and subordination levels of our securitizations. In addition, our historical delinquency, bankruptcy, foreclosure or default estimates may ultimately prove inaccurate, which would prevent us from accurately predicting the future delinquency and loss experience of the mortgage loans we service. The effectiveness of our loss mitigation strategies may suffer as a result and any higher default rate resulting from delinquencies may harm our revenues, business, results of operations and profitability. High costs and significant funding required to maintain large subordinated interests in securitizations would reduce our profitability and growth and harm our financial condition.

We are subject to losses due to fraudulent and negligent acts on the part of mortgage loan applicants, mortgage brokers, other vendors and our employees.
      When we originate mortgage loans, we rely heavily upon information supplied by third parties, including the information contained in the mortgage loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the mortgage loan may be significantly lower than expected. Whether a misrepresentation is made by the mortgage loan applicant, the mortgage broker, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. A mortgage loan subject to a material misrepresentation is typically unsaleable or subject to repurchase if it is sold prior to detection of the misrepresentation, and the persons and entities involved are often difficult to locate and it is often difficult to collect any monetary losses that we have suffered from them.
      We have controls and processes designed to help us identify misrepresented information in our mortgage loan origination operations. However, no degree of controls can provide assurance that we have detected or will detect all misrepresented information in our mortgage loan originations.

We may be subject to fines or other penalties based upon the conduct of our independent brokers.
      The mortgage brokers from whom we obtain mortgage loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such liability on parties that take assignments of such mortgage loans. The United States Justice Department in the past has sought to hold a mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers.

We are dependent upon third parties for many of our significant administrative and financial processes.
      To lower our costs and provide more competitive products for our customers, we are shifting various administrative and financial processes, particularly in the areas of human resources, accounts payable and procurement, to Accenture LLP and other third party vendors. Our inability to properly transfer administrative and financial processes or any failed or less than optimal execution by a third party vendor, including any disruptions, delays or failure in service, could harm our revenues, business, results of operations and profitability, be costly and disruptive to our business and decrease the funds we would have available for distribution to our shareholders. Delays in the implementation of Accenture’s business process outsourcing capabilities or in the effective use of other third party vendors could harm our ability to meet our cost reduction goals.
      Should Accenture or any of our other third party vendors wish to terminate or modify our arrangements with them, we would incur transition costs, which would likely be significant, to switch to another vendor. A change in vendors may require significant lead-time. A prolonged inability to obtain these processes could have an adverse effect on our financial condition.

Changes in the volume and cost of mortgage loans originated by our Wholesale Division may decrease our mortgage loan production and decrease our earnings.
      We depend primarily on independent mortgage brokers and, to a lesser extent, on correspondent lenders for the origination and purchase of our wholesale mortgage loans, which constitute the majority of our mortgage loan production. These independent mortgage brokers have relationships with multiple lenders and are not obligated by contract or otherwise to do business with us. We compete with these lenders for the independent brokers’ business on pricing, service, loan fees, costs and other factors. Competition from other lenders and purchasers of mortgage loans could negatively affect the volume and pricing of our wholesale mortgage loans, which could harm our results of operations, financial condition and business prospects.

If many of our borrowers become subject to the Servicemembers Civil Relief Act of 2003, our cash flows from our residual securities and our securitizations structured as financings may be harmed.
      Under the Servicemembers Civil Relief Act, which in 2003 re-enacted the Soldiers’ and Sailors’ Civil Relief Act of 1940, a borrower who enters military service after the origination of the borrower’s mortgage loan generally may not be charged interest above an annual rate of 6% during the period of the borrower’s active duty status. The Act also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan. A prolonged, significant military mobilization as part of the war on terrorism or the war in Iraq could increase the number of the borrowers in our securitized pools who are subject to the Act and thereby reduce the interest payments collected from those borrowers. To the extent the number of borrowers who are subject to the Act is significant, the cash flows we receive from mortgage loans underlying our securitizations structured as financings and from our residual interests would be reduced, which could cause us to reduce the carrying value of our residual interests and could decrease our earnings. In addition, the Act imposes limitations that would impair the ability of the servicer to foreclose on an affected mortgage loan during the borrower’s period of active duty status, and, under certain circumstances, during an additional three month period thereafter. Any such reduction in our cash flows or impairment in our performance could harm our results of operations, financial condition and business prospects.

The inability to attract and retain qualified employees could significantly harm our business.
      We depend on our wholesale account executives and retail mortgage loan officers to attract borrowers by, among other things, developing relationships with financial institutions, other mortgage companies and brokers, real estate agents, borrowers and others. We believe that these relationships lead to repeat and referral business. The market for skilled account executives and mortgage loan officers is highly competitive and historically has experienced a high rate of turnover. In addition, if a manager is no longer employed by us, there is an increased likelihood that other members of his or her team will leave our employ as well. Competition for qualified account executives and mortgage loan officers may lead to increased hiring and retention costs. If we are unable to attract or retain a sufficient number of skilled account executives at manageable costs, we will be unable to continue to originate quality mortgage loans that we are able to sell for a profit, which would harm our results of operations, financial condition and business prospects.

An interruption in or breach of our information systems may result in lost business.
      We rely heavily upon communications and information systems to conduct our business. Any failure or interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer mortgage loan applications being received, slower processing of applications and reduced efficiency in mortgage loan servicing. We are required to comply with significant federal and state regulations with respect to the handling of customer information, and a failure, interruption or breach of our information systems could result in regulatory action and litigation against us. We cannot assure you that such failures or interruptions will not occur or if they do occur that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could harm our results of operations, financial condition and business prospects.

The success and growth of our business will depend upon our ability to adapt to and implement technological changes.
      Our mortgage loan origination business is currently dependent upon our ability to effectively interface with our brokers, borrowers and other third parties and to efficiently process mortgage loan applications and closings. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, accept electronic signatures and provide process status updates instantly and other customer-expected conveniences that are cost-efficient to our process. In addition, we have recently implemented a new mortgage loan origination system. Becoming proficient with the new mortgage loan origination system and other new technology will require significant financial and personnel resources. There is no guarantee that the implementation of our new mortgage loan origination system or other new technology will be successful. To the extent that we become reliant on any particular technology or technological solution, we may be harmed to the extent that such technology or technological solution (i) becomes non-compliant with existing industry standards, (ii) fails to meet or exceed the capabilities of our competitors’ equivalent technologies or technological solutions, (iii) becomes increasingly expensive to service, retain and update, or (iv) becomes subject to third-party claims of copyright or patent infringement. Any failure to acquire technologies or technological solutions when necessary could limit our ability to remain competitive in our industry and could also limit our ability to increase the cost-efficiencies of our operating model, which would harm our results of operations, financial condition and business prospects.

We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which could harm our earnings.
      When we sell mortgage loans, we are required to make customary representations and warranties about such mortgage loans to the purchaser. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach a representation or warranty given to the mortgage loan purchaser or make a misrepresentation during the mortgage loan origination process. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. The remedies available to a purchaser of mortgage loans are generally broader than those available to us against the originating broker or correspondent. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers. The repurchased mortgage loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the unpaid principal balance. Significant repurchase activity could harm our cash flow, results of operations, financial condition and business prospects.

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
      In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 2000, we had approximately 1,500 employees and by December 31, 2005, we had approximately 7,200 employees. Many of these employees have a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality mortgage loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls.

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
Risks Related to New Century Securities

The stock price and trading volume of New Century common stock may be volatile, which could result in substantial losses for stockholders and harm our ability to access the capital markets in the future.
      The market price of New Century common stock may be highly volatile and subject to wide fluctuations that are unrelated to our operating performance. In addition, the trading volume in New Century common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of New Century common stock include:

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

Our board of directors may authorize the issuance of additional securities that may cause dilution and may depress the price of New Century securities.
      Our charter permits our board of directors, without our stockholders’ approval, to:

•	authorize the issuance of additional common stock or preferred stock in connection with future equity offerings or acquisitions of securities or other assets of companies; and

•	classify or reclassify any unissued common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares, including the issuance of shares of preferred stock that have preference rights over the common stock and existing preferred stock with respect to dividends, liquidation, voting and other matters or shares of common stock that have preference rights over common stock with respect to voting.
      The issuance of additional shares of New Century securities could be substantially dilutive to our existing stockholders and may depress the price of New Century securities.

Future offerings of debt securities, which would be senior to New Century common stock and preferred stock in liquidation, or equity securities, which would dilute our existing stockholders’ interests and may be senior to New Century common stock or existing preferred stock for the purposes of distributions, may harm the market price of New Century securities.
      We will continue to seek to access the capital markets from time to time by making additional offerings of debt and/or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, preferred stock or common stock. We are not precluded by the terms of our charter from issuing additional indebtedness. Accordingly, we could become more highly leveraged, resulting in an increase in debt service obligations that could harm our ability to make expected distributions to stockholders and in an increased risk of default on our obligations. If we were to liquidate, holders of our debt and lenders with respect to other borrowings would receive a distribution of our available assets before the holders of New Century common stock and preferred stock. Additional equity offerings by us may dilute our existing stockholders’ interest in us or reduce the market price of existing New Century securities. Our Series A Preferred Stock has, and our other preferred stock, if issued, could have, a preference on distribution payments that could limit our ability to make a distribution to holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, our existing stockholders will bear the risk of our future offerings reducing the market price of New Century securities and diluting their ownership interest in us.

The stock ownership limit imposed by our charter may inhibit market activity in our stock and may restrict our business combination opportunities.
      In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first REIT taxable year. Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and provide that, unless exempted by our board of directors, no single stockholder, or any group of affiliated stockholders, may beneficially own more than 9.8%, as such percentage may be modified by our board of directors from time to time, in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of any class or series of our capital stock. Our board of directors also has authority under our charter to impose a similar ownership limitation as to any separate class or series of preferred stock we may issue in the future. Our board of directors may grant an exemption from that ownership limit in its sole discretion, subject to such conditions, representations and undertakings as it may determine and as are consistent with ensuring compliance with the REIT provisions of the Code.
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
      The trustee shall sell the shares held in trust and the owner of the excess shares will be entitled to the lesser of:

(1) the price paid by the transferee;

(2) if the transferee did not purchase the excess shares, the closing price for the shares on the national securities exchange on which the New Century securities are listed or quoted on the day of the event causing the shares to be held in trust; or

(3) the price received by the trustee from the sale of the shares.
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
      Certain provisions of Maryland law and our charter and bylaws could have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control of us, and may have the effect of entrenching our management and members of our board of directors, regardless of performance. These provisions include the following:

•	Classified board of directors. Our board of directors is divided into three classes with staggered terms of office of three years each. The classification and staggered terms of office of our directors make it more difficult for a third party to gain control of our board of directors. At least two annual meetings of stockholders, instead of one, generally would be required to effect a change in a majority of our board of directors.

•	Removal of directors. Under our charter, subject to the rights of one or more classes or series of preferred stock to elect one or more directors, a director may be removed only for cause and only by the affirmative vote of at least two-thirds of all votes entitled to be cast by our stockholders generally in the election of directors.

•	Number of directors, board vacancies, term of office. Under our bylaws, we have elected to be subject to certain provisions of Maryland law which vest in the board of directors the exclusive right to determine the number of directors and the exclusive right, by the affirmative vote of a majority of the remaining directors, to fill vacancies on the board of directors even if the remaining directors do not constitute a quorum. These provisions of Maryland law, which are applicable even if other provisions of Maryland law or the charter or bylaws provide to the contrary, also provide that any director elected to fill a vacancy shall hold office for the remainder of the full term of the class of directors in which the vacancy occurred, rather than the next annual meeting of stockholder as would otherwise be the case, and until his or her successor is elected and qualified.

•	Limitation on stockholder requested special meetings. Our bylaws provide that our stockholders have the right to call a special meeting only upon the written request of our stockholders entitled to cast not less than a majority of all the votes entitled to be cast by our stockholders at such meeting.

•	Advance notice provisions for stockholder nominations and proposals. Our bylaws require advance written notice for our stockholders to nominate persons for election as directors at, or to bring other business before, any meeting of our stockholders. This bylaw provision limits the ability of our stockholders to make nominations of persons for election as directors or to introduce other proposals unless we are notified in a timely manner prior to the meeting.

•	Exclusive authority of our board to amend our bylaws. Our bylaws provide that the board of directors has the exclusive power to adopt, alter or repeal any provision of our bylaws or to make new bylaws. Thus, our stockholders may not effect any changes to our bylaws.

•	Preferred stock. Under our charter, the board of directors has authority to issue preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of our stockholders.

•	Duties of directors with respect to unsolicited takeovers. Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (i) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (ii) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders rights plan, (iii) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act, or (iv) act or fail to act solely because of the effect of an act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under Maryland law the act of the directors of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

•	Ownership limit. In order for us to maintain our qualification as a REIT under the Code, our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and provide that, unless exempted by our board of directors, no single stockholder, or any group of affiliated stockholders, may beneficially owning more than 9.8%, as such percentage may be modified by the Board of Directors from time to time, in value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of any class or series of our capital stock. Our board of directors also has authority under our charter to impose a similar ownership limitation as to any separate class or series of preferred stock we may issue in the future. Our board of directors may grant an exemption from that ownership limit in its sole discretion, subject to such conditions, representations and undertakings as it may determine and as are consistent with ensuring compliance with the REIT provisions of the Code.

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

We may be contractually prohibited from paying dividends.
      Several of our credit agreements contain prohibitions against our payment of any dividend at any time when there is a default under those credit agreements. A default for this purpose includes a failure to comply with various covenants, including reporting obligations and other nonmonetary obligations, as well as financial conditions that may be beyond our control. A default for this purpose occurs as soon as the failure occurs, even if the credit agreement allows a period for curing the failure. If one of these defaults has occurred and is continuing on the day when a dividend is otherwise payable on New Century’s common stock, we will be unable to pay the dividend unless the lenders on these credit agreements waive the prohibition, or until we cure the default. Failure to pay dividends could also jeopardize our continued qualification as a REIT.
Federal Income Tax Risks and Risks Associated with Being a REIT
      We strongly urge you to consult with your own tax advisor concerning the effects of federal, state and local income tax law on an investment in New Century common stock and on your individual tax situation.

If we fail to qualify as a REIT, it could adversely affect our stockholders.
      We elected to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2004. To maintain REIT status, we must meet a number of highly technical requirements on a continuing basis. Those requirements seek to ensure, among other things, (i) that the gross income and investments of a REIT are largely real estate related (including mortgages secured by real estate), (ii) that a REIT distributes substantially all its ordinary taxable income to its stockholders on a current basis and (iii) that the REIT’s equity ownership is not overly concentrated. Due to the complex nature of these rules, the available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in the law, administrative interpretations of the law and changes in our business, no assurance can be given that we will qualify as a REIT for any particular year. For a summary of these technical requirements, see “Material U.S. Federal Income Tax Considerations.”
      If we fail to qualify as a REIT, we will be taxed as a regular corporation, and distributions to our stockholders will not be deductible in computing our taxable income. The resulting corporate income tax liabilities could materially reduce the distributable cash flow to our stockholders and funds available for reinvestment. Moreover, we might not be able to elect to be treated as a REIT for the next four taxable years after the year during which we ceased to qualify as a REIT. In addition, if we later re-qualified as a REIT, we might be required to pay a full corporate-level tax on any unrealized gains in our assets as of the date of re-qualification and to make distributions to our stockholders equal to any earnings accumulated during the period of non-REIT status. If we do not maintain our status as a REIT, we will not be required to make distributions to our stockholders.

REIT distribution requirements could adversely affect our stockholders.
      To maintain our qualification as a REIT under the Code, we must annually distribute to our stockholders at least 90% of our REIT taxable income, exclusive of the income of our taxable REIT subsidiaries and excluding the dividends paid deduction and our net capital gains, if any. This requirement limits our ability to accumulate capital. We may not have sufficient cash or other liquid assets to meet the distribution requirements. Difficulties in meeting the distribution requirements might arise due to competing demands for our funds or to timing differences between tax reporting and cash receipts and disbursements, because income may have to be reported before cash is received, because expenses may have to be paid before a deduction is allowed or because deductions may be disallowed or limited, or the IRS may make a determination that adjusts reported income. In those situations, we might be required to borrow funds on adverse terms in order to meet the distribution requirements and interest and penalties could apply. If we fail to make a required distribution, we would cease to be taxed as a REIT.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities, including certain acquisitions.
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

The tax imposed on REITs engaging in “prohibited transactions” will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for federal income tax purposes.
      A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property but including any mortgage loans held in inventory primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were, at the REIT level, to sell a mortgage loan or securitize the loans in a manner that was treated as a sale of such inventory for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of mortgage loans other than through our taxable REIT subsidiaries and may limit the structures we utilize for our securitization transactions even though such sales or structures might otherwise be beneficial for us. In addition, this prohibition may limit our ability to restructure our portfolio of mortgage loans from time to time even if we believe it would be in our best interest to do so.

We will incur excess inclusion income that will increase the tax liability of our stockholders.
      Excess inclusion income that is allocated to our tax-exempt stockholders will be fully taxable as unrelated business taxable income under Section 512 of the Code. If a stockholder is foreign, it generally will be subject to U.S. federal income tax withholding on the excess inclusion income without reduction pursuant to any otherwise applicable income tax treaty. U.S. stockholders will not be able to offset such income with net operating losses.
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

Even if we continue to qualify as a REIT, the income earned by our taxable REIT subsidiaries will be subject to federal income tax and we could be subject to an excise tax on non-arm’s-length transactions with our taxable REIT subsidiaries.
      Our taxable REIT subsidiaries, including New Century TRS and its subsidiaries, expect to earn income from activities that are prohibited for REITs, and will owe income taxes on the taxable income from these activities. For example, we expect that New Century TRS and its subsidiaries will earn income from our mortgage loan origination and sales activities, as well as from other origination and servicing functions, which would generally not be qualifying income for purposes of the gross income tests applicable to REITs or might otherwise be subject to adverse tax liability if the income were generated by a REIT. New Century TRS and its subsidiaries will be taxable as C corporations and will be subject to federal, state and local income tax at the applicable corporate rates on their taxable income, notwithstanding our qualification as a REIT.
      In the event that any transactions between us and New Century TRS and its subsidiaries are not conducted on an arm’s-length basis, we could be subject to an excise tax on certain amounts from such transactions. We believe that all such transactions will be conducted on an arm’s-length basis, but there can be no assurance that the IRS will not successfully contest the arm’s-length nature of such transactions or that we will otherwise be able to avoid application of the excise tax varying in an amount equal to 20% to 100% of the gross adjustment to the taxable portion of the intercompany transaction depending on the character of the income or expense event. Any such tax could affect our overall profitability and the amounts of distributions to our stockholders.
      We may, at some point in the future, borrow funds from one or more of our corporate subsidiaries. Although any such intercompany borrowings will be structured so as to constitute indebtedness for all tax purposes, no assurance can be given that the IRS will not challenge such arrangements, in which case the borrowing may be re-characterized as a dividend distribution to us by our subsidiary. Any such re-characterization may cause us to fail one or more of the REIT requirements.

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
      Generally, dividends paid by REITs are not eligible for the 15% U.S. federal income tax rate on certain corporate dividends, with certain exceptions. The more favorable treatment of regular corporate dividends could cause domestic non-corporate investors to consider stocks of other corporations that pay dividends as more attractive than stocks of REITs. It is not possible to predict whether the reduced 15% tax rate on certain corporate dividends will affect the market price of our common stock or what the effect will be.
Item 1B.     Unresolved Staff Comments
      None.
Item 2.     Properties
      Our executive, administrative and some of our lending offices are located in Irvine, California and consist of approximately 487,760 square feet. The twelve leases covering the executive, administrative and lending offices expire at various points in time from May 2006 to August 2010 and the combined monthly rent for all twelve leases is $849,698. In addition, we have entered into an agreement to lease 190,000 square feet for a new corporate headquarters at 3161 Michelson Drive in Irvine commencing in 2007. We lease space for our origination platform acquired from RBC Mortgage in Houston, Texas consisting of two leases totaling 97,800 square feet with a monthly aggregate base rental of approximately $250,853. Both leases expire in August 2006. We lease space for our regional operating centers in Phoenix, AZ; Scottsdale, AZ; San Diego, CA; Campbell, CA; Sacramento, CA; San Ramon, CA; Woodland Hills, CA; Englewood, CO; Greenwood Village, CO; Miami Lakes, FL; Tampa, FL; Atlanta, GA; Honolulu, HI; Itasca, IL; Foxboro, MA; Woburn, MA; Bloomington, MN; Omaha, NE; Melville, NY; Pearl River, NY; Columbus, OH; Westerville, OH; Plymouth Meeting, PA; Hurst, TX; Plano, TX; Reston, VA; and Bellevue, WA. As of December 31, 2005, these facilities had a monthly aggregate base rental of approximately $884,311. We also lease space for our sales offices, which range in size from 100 to 15,400 square feet (average size is 2,500-3,500 square feet) with lease terms typically ranging from month-to-month to five years. As of December 31, 2005, annual base rents for the sales offices ranged from approximately $4,500 to $413,000. In general, the terms of these leases expire at various points in time between January 2006 and March 2011. We are currently in the process of evaluating our portfolio to consolidate properties where feasible and cost effective.
Item 3.     Legal Proceedings
      Overman. In September 2002, Robert E. Overman and Martin Lemp filed a class action complaint in the Superior Court of Alameda County, California, against New Century Financial Corporation and New Century Mortgage (collectively, the “New Century Entities”), U.S. Bancorp, Loan Management Services, Inc., and certain individuals affiliated with Loan Management Services. The complaint alleges violations of the California Consumers Legal Remedies Act, Unfair, Unlawful and Deceptive Business and Advertising Practices in violation of Business & Professions Code Sections 17200 and 17500, Fraud-Misrepresentation and Concealment and Constructive Trust/ Breach of Fiduciary Duty and damages including restitution, compensatory and punitive damages, and attorneys’ fees and costs. The New Century Entities filed a Section 128.7 sanctions motion seeking dismissal of the case. On December 8, 2003, the court granted the motion for sanctions against the plaintiffs for filing a first amended complaint with allegations against the New Century Entities that were devoid of evidentiary support and ordered the claims stricken without prejudice. On January 27, 2004, the court entered a judgment of dismissal without prejudice in favor of the New Century Entities. The plaintiffs filed a notice of appeal on February 20, 2004 from the judgment entered in favor of the New Century Entities and the order granting the New Century Entities’ motion for sanctions. The plaintiffs also filed a motion with the appellate court to consolidate this appeal with three additional appeals sought in similar cases against other lenders. On May 28, 2004, the court denied the motion. On June 10, 2005, the court of appeals dismissed plaintiff’s appeal for lack of appellate jurisdiction. On August 10, 2005, the court entered an order holding that the New Century Entities should recover their costs.
      England. In April 2003, two former, short-term employees, Kimberly A. England and Gregory M. Foshee, filed a complaint seeking class action status against the New Century Entities, Worth Funding Incorporated (now known as New Century Credit Corporation) (“Worth”) and The Anyloan Company (now known as Home123 Corporation) (“Anyloan”). The action was removed on May 12, 2003 from the 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana to the U.S. District Court for the Middle District of Louisiana in response to the New Century Entities, Worth and Anyloan’s Petition for Removal. The complaint alleges failure to pay overtime wages in violation of the federal Fair Labor Standards Act, or FLSA. The plaintiffs filed an additional action in Louisiana state court (19th Judicial District Court, Parish of East Baton Rouge) on September 18, 2003, adding James Gray as a plaintiff and seeking unpaid wages under state law, with no class claims. This second action was removed on October 3, 2003 to the U.S. District Court for the Middle District of Louisiana, and was ordered consolidated with the first action. In April 2004, the U.S. District Court unilaterally de-consolidated the James Gray individual action. In September 2003, the plaintiffs also filed a motion to dismiss their claims in Louisiana to enable them to join in a subsequently filed case in Minnesota entitled Klas vs. New Century Financial Corporation, et al. The New Century Entities, Worth and Anyloan opposed the motion and the court agreed with their position and refused to dismiss the plaintiffs’ case, as it was filed first. The Klas case was consolidated with this case and discovery is proceeding. The New Century Entities, Worth and Anyloan filed a motion to dismiss Worth and Anyloan as defendants. The court granted the motion to dismiss in April 2004. On June 28, 2004, the New Century Entities filed a motion to reject conditional certification of a collective action. The New Century Entities’ motion to reject the class was granted on June 30, 2005. The plaintiffs had 30 days to file individual actions against the New Century Entities, and approximately 450 actions were filed. Settlement discussions commenced at mediation in January 2006 are ongoing.
      Lum. In December 2003, New Century Mortgage was served with a class action complaint filed by Elaine Lum in the Supreme Court of the State of New York in Riverhead, Suffolk County. The complaint alleged that certain payments New Century Mortgage makes to mortgage brokers, sometimes referred to as yield spread premiums, interfered with the contractual relationship between Ms. Lum and her broker. The complaint also sought damages related thereto for fraud, wrongful inducement/breach of fiduciary duty, violation of deceptive acts and practices, unjust enrichment and commercial bribing. The complaint sought class certification for similarly situated borrowers in the State of New York. New Century Mortgage filed a motion to dismiss on January 30, 2004. The judge granted New Century Mortgage’s motion and dismissed all claims on March 23, 2004. On April 12, 2004, the plaintiff filed a notice of appeal, seeking review of the court’s order granting the motion to dismiss. On June 20, 2005, the Appellate Division of the Supreme Court of the State of New York located in Brooklyn, New York, affirmed the order granting New Century Mortgage’s motion to dismiss the complaint. Plaintiff/appellant filed a motion with the appellate division for reargument and/or for leave to appeal to the Court of Appeals, which the Court denied in October 2005. In February 2006, the Court of Appeals denied plaintiff/appellant’s motion for leave to appeal and affirmed the Supreme Court’s previous ruling, granting New Century Mortgage’s motion to dismiss the complaint.
      DOL Investigation. On August 2, 2004, the U.S. Department of Labor, Wage and Hour Division, or DOL, informed New Century Mortgage that it is conducting an investigation to determine whether New Century Mortgage is in compliance with the FLSA. The DOL has narrowed the scope of its investigation. New Century Mortgage believes it is in compliance with the FLSA and that it properly pays overtime wages. In April 2005, New Century Mortgage provided requested documents and awaits a response from the DOL.
      Rubio. In March 2005, Daniel J. Rubio, a former employee of New Century Mortgage filed a class action complaint against New Century Mortgage in the Superior Court of Orange County, California. The complaint alleges failure to pay overtime wages, failure to provide meal and rest periods, and that New Century Mortgage engaged in unfair business practices in violation of the California Labor Code. The complaint seeks recovery of unpaid wages, interest, and attorneys’ fees and costs. New Century Mortgage filed a motion to strike and demurrer to the complaint in May 2005. On July 8, 2005, the court overruled the demurrer and granted the motion to strike. The amended complaint was filed in July 2005 and New Century

Mortgage filed its answer in August 2005. In December 2005, New Century Mortgage filed a motion to strike portions of the complaint, which was granted in New Century Mortgage’s favor.
      Bonner. In April 2005, Perrie Bonner and Darrell Bruce filed a class action lawsuit against New Century Mortgage and Home123 Corporation (“Home123”) in the U.S. District Court, Northern District of Indiana, Hammond Division alleging violations of the Fair Credit Reporting Act, or FCRA, claiming that New Century Mortgage and Home123 accessed consumer credit reports without authorization because the prescreened offers of credit did not qualify as firm offers of credit. The proposed class consists of all persons in Indiana, Illinois and Wisconsin who received the prescreened offers from April 20, 2003 to May 10, 2005. New Century Mortgage and Home 123 filed their answer to the complaint on June 30, 2005. In September 2005, plaintiffs filed a motion for class certification and on November 1, 2005, New Century Mortgage and Home123 filed a motion for judgment on the pleadings.
      Phillips. In July 2005, Pamela Phillips filed a class action lawsuit against the New Century Entities and Home123 in the District Court, Central District of California. Plaintiff alleges violations of FCRA, claiming that the New Century Entities and Home123 accessed consumer credit reports without authorization because the prescreened offers of credit did not qualify as firm offers of credit. The case also alleges that certain disclosures were not made in a clear and conspicuous manner. The proposed class consists of all persons nationwide whose consumer reports were obtained or used by the New Century Entities in connection with a credit transaction not initiated by the consumer and who did not receive a firm offer of credit from the New Century Entities. A proposed sub-class consists of all persons whose consumer reports were obtained or used by the New Century Entities in connection with a credit transaction not initiated by them, and who received a written solicitation to enter a credit transaction which did not provide clear and conspicuous disclosures as required by 15 U.S.C. section 1681m(d). The complaint seeks damages of not more than $1,000 for each alleged violation, declaratory relief, injunctive relief, attorneys’ fees and costs. The New Century Entities and Home123 filed a motion to dismiss certain claims in October 2005. In November 2005, the Court granted the motion to dismiss these claims. In early March 2006, the court, on its motion, reversed its prior ruling on the motion to dismiss citing the 7th Circuit Court of Appeals recent decision in the Murray v. GMAC Mortgage Corporation case.
      Jeppesen. In October 2005, Patricia and Stephen Jeppesen filed a class action lawsuit against New Century Mortgage in the U.S. District Court, Northern District Of Indiana. The plaintiffs allege that New Century Mortgage violated the Indiana High Cost Loan Act by allegedly making loans with fees greater than permitted by law unless certain disclosures are made. The class is defined as all persons who obtained a mortgage loan from New Century Mortgage after January 1, 2005 on their principal residence in Indiana. A second claim in the complaint alleges that New Century Mortgage improperly charged a document preparation fee. The class also includes all persons in Indiana who paid a document preparation fee to New Century Mortgage in the six years prior to the filing of the complaint. The complaint seeks statutory damages, attorneys’ fees, costs, restitution and other relief. In December 2005, New Century Mortgage filed its answer and affirmative defenses and plaintiffs subsequently filed a motion to strike certain affirmative defenses.
      Forrest. In January 2006, Mary Forrest filed a class action lawsuit against New Century Mortgage in the U.S. District Court for the Eastern District of Wisconsin, Milwaukee Division. The plaintiff alleges violations of FCRA, claiming that the originator accessed prescreened credit reports without authorization because the offers of credit allegedly did not qualify as firm offers of credit. The proposed class consists of persons with Wisconsin addresses to whom the originator sent a particular prescreened offer of credit after November 20, 2004. In February 2006, New Century Mortgage filed both its answer and a motion to transfer the case to the U.S. District Court for the Central District of California.
      We are also a party to various legal proceedings arising out of the ordinary course of our business. Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial position.
Item 4.     Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our stockholders during the fourth quarter of 2005.

PART II
Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters
      New Century common stock has traded on the NYSE under the symbol “NEW” since October 1, 2004. Prior to October 1, 2004, the common stock of New Century TRS was quoted on the Nasdaq National Market under the symbol “NCEN”. New Century TRS common stock is no longer listed on any national securities exchange or quoted on any over-the-counter market. The dividends paid and the high and low sales prices of New Century common stock and, for the period prior to October 1, 2004, the common stock of New Century TRS, during each quarter for the years 2005 and 2004 were as follows:

	2005			2004

			Dividend			Dividend
Quarter	High	Low	Per Share	High	Low	Per Share

Fourth	$40.70	30.22	1.65	$66.95	50.95	0.23
Third	53.55	34.50	1.60	63.30	43.27	0.20
Second	54.00	41.45	1.55	50.76	38.50	0.20
First	64.38	43.99	1.50	52.28	37.91	0.16
      As of March 10, 2006, the closing sales price of New Century common stock, as reported on the NYSE, was $39.65.
      We paid a cash dividend on New Century common stock of $1.70 per share on January 30, 2006 to holders of record of New Century common stock on December 30, 2005. On March 1, 2006, our board of directors declared a cash dividend on New Century common stock of $1.75 per share payable on April 28, 2006 to holders of record of New Century common stock on March 31, 2006. The declaration of any future dividends will be subject to our earnings, financial position, capital requirements, contractual restrictions and other relevant factors.
      In order to maintain our qualification as a REIT under the Code, we are required to distribute (within a certain period after the end of each year) at least 90% of our REIT taxable income for such year (determined without regard to the dividends paid deduction and by excluding net capital gain). After-tax earnings generated by our taxable REIT subsidiaries (including New Century TRS) and not distributed to us are not subject to these distribution requirements and may be retained by such subsidiaries to provide for future growth, subject to the limitations imposed by REIT tax rules. To the extent that we do not distribute 100% of our REIT taxable income, we will be taxed on any undistributed amounts. In addition, we cannot assure you that we will have access to funds to meet the distribution and other REIT qualification requirements. We anticipate paying quarterly distributions during January, April, July and October of each year for the preceding quarter. We anticipate that distributions generally will be paid from cash available for distribution (generally equal to cash from operations and investing activities less capital expenditures and principal amortization on indebtedness). However, to the extent that cash available for distribution is insufficient to make such distributions, we intend to borrow funds from one of our subsidiaries or a third party in order to make distributions consistent with this policy. We cannot assure you as to the amount, if any, of future distributions.
      As of March 10, 2006, the number of holders of record of New Century common stock was approximately 165.

      The following table shows Company repurchases of its common stock for each calendar month during the quarter ended December 31, 2005:

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number		as Part of Publicly	Shares That May Yet Be
	of Shares	Average Price Paid	Announced Plan	Purchased Under the
Calendar Month	Purchased(1)	per Share	or Program(1)	Plan or Program(1)

October	—	$—	—	5,000,000
November	879,200	$33.52	879,200	4,120,800
December	—	$—	—	4,120,800

Total	879,200	$33.52	879,200	4,120,800

(1)	On November 3, 2005, we publicly announced that our board of directors had approved a stock repurchase program for up to 5 million shares of our common stock over the following 12 months.
Recent Sales of Unregistered Securities
      None.
Equity Compensation Plan Information
      Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is included in Item 12.
Item 6.     Selected Financial Data
      The following selected consolidated statements of income and balance sheet data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 have been derived from our financial statements. This information has been prepared on the same basis as the audited consolidated financial statements contained elsewhere in this report. Such selected financial data should be read in conjunction with those financial statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also included elsewhere herein.

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands, except per share data)
Statement of income data:
Interest income	$1,759,567	898,647	353,691	154,054	99,062
Interest expense	(988,123)	(367,094)	(117,575)	(50,588)	(54,127)

Net interest income	771,444	531,553	236,116	103,466	44,935
Provision for losses on mortgage loans held for investment	(140,233)	(70,250)	(26,304)	—	—

Net interest income after provision for losses	631,211	461,303	209,812	103,466	44,935
Other operating income:
Gain on sale of mortgage loans	622,617	800,609	611,136	451,744	182,612
Servicing income	38,514	28,896	11,139	432	10,616
Other income	22,400	4,415	—	16	1,046

Total other operating income	683,531	833,920	622,275	452,192	194,274
Other operating expenses	871,365	684,082	408,835	249,322	155,725

Earnings before income taxes	443,377	611,141	423,252	306,336	83,484
Income taxes	26,834	235,570	177,769	126,636	35,464

Net earnings	$416,543	375,571	245,483	179,700	48,020

Basic earnings per share	$7.42	10.20	7.26	5.19	1.83
Diluted earnings per share	7.17	8.29	6.32	4.73	1.54
Book value per share(1)	35.94	39.73	16.37	10.92	6.99
Book value per share(2)	35.17	32.90	17.96	10.20	6.70

	As of December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Balance sheet data:
Cash and cash equivalents	$503,723	842,854	278,598	176,669	100,263
Restricted cash	726,697	454,035	116,883	6,255	6,416
Mortgage loans held for sale at lower of cost or market	7,825,175	3,922,865	3,422,211	1,920,396	1,011,122
Mortgage loans held for investment, net	16,143,865	13,195,324	4,745,937	—	—
Residual interests in securitizations	234,930	148,021	179,498	246,964	306,908
Total assets	26,147,090	19,051,944	8,943,938	2,402,928	1,451,318
Credit facilities on mortgage loans held for sale	7,439,685	3,704,268	3,311,837	1,885,498	987,568
Financing on mortgage loans held for investment, net	16,045,459	13,105,973	4,686,323	—	—
Convertible senior notes, net	4,943	5,392	204,858	—	—
Subordinated debt	—	—	—	—	40,000
Residual financing	—	—	—	—	79,941
Other liabilities	547,303	357,746	198,909	130,880	96,048
Total stockholders’ equity	2,109,700	1,878,565	542,011	386,550	247,761

(1)	Book value per share is calculated by dividing ending common equity by average basic shares for the most recent quarterly period.

(2)	Book value per share is calculated by dividing ending common equity by average diluted shares for the most recent quarterly period.

	For the Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Operating Statistics:
Loan origination and purchase activities:
Wholesale	$49,224,321	38,126,322	25,187,569	12,392,562	5,068,466
Retail	6,883,920	4,073,318	2,195,269	1,808,934	1,176,505

Total loan originations and purchases	$56,108,241	42,199,640	27,382,838	14,201,496	6,244,971

Average principal balance per loan	$181	174	167	151	138
Percent of loans secured by first mortgages	93.8%	95.9%	98.6%	99.6%	99.3%
Weighted average initial loan-to-value ratio(1)	81.0%	81.1%	80.4%	78.7%	77.8%
Originations by product type:
ARMs	41,101,125	31,113,241	19,185,517	10,492,558	5,101,783
Fixed-rate mortgages	15,007,116	11,086,399	8,197,321	3,708,938	1,143,188
Weighted average interest rates:
Fixed-rate mortgages	7.6%	7.3%	7.3%	8.2%	9.5%
ARMs — initial rate	7.2%	6.9%	7.3%	8.3%	9.4%
ARMs — margin over index	5.8%	5.5%	5.8%	6.6%	6.6%
Secondary Market transactions:
Loans sold through whole loan transactions	35,314,781	30,329,278	20,835,105	12,419,687	4,723,350
Securitizations structured as sales	6,442,201	—	—	845,477	898,244

Total sales	41,756,982	30,329,278	20,835,105	13,265,164	5,621,594
Securitizations structured as financings	10,961,658	10,111,131	4,946,781	—	—

Total secondary market transactions	$52,718,640	40,440,409	25,781,886	13,265,164	5,621,594

(1)	Weighted average LTV is the LTV of the first lien mortgages and the combined LTV of the second lien mortgages.
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
General
      New Century Financial Corporation is a real estate investment trust, or REIT, that, through its taxable REIT subsidiaries, operates one of the nation’s largest mortgage finance companies. We began originating and purchasing loans in 1996, and, in the fourth quarter of 2004, we began operating our business as a REIT. We originate and purchase primarily first mortgage loans nationwide. Historically, we have focused on lending to individuals whose borrowing needs are generally not fulfilled by traditional financial institutions because they do not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers. In September 2005, we acquired a mortgage origination platform from RBC Mortgage Company, or RBC Mortgage, that expands our offerings to include conventional mortgage loans, including “Alt-A” mortgage loans, loans insured by the Federal Housing Administration, or FHA, and loans guaranteed by the Veterans Administration, or VA. A significant portion of the conventional loans, which are generally referred to as “conforming loans,” we produce qualify for inclusion in guaranteed mortgage securities backed by the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corp., or Freddie Mac. At the same time, some of the conventional loans we produce either have an original loan amount in excess of the Fannie Mae and Freddie Mac loan limit for single-family loans or otherwise do not meet Fannie Mae or Freddie Mac guidelines.
      We have historically sold our loans through both whole loan sales and securitizations structured as sales. Since 2003, we have also retained a portion of our loan production for investment on our balance sheet through securitizations structured as financings rather than sales. Our decisions regarding secondary marketing transactions in 2006 will be affected by market conditions and our ability to access external sources of capital. We do not currently intend to structure any securitizations as sales in 2006.
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
      Pursuant to the merger that implemented the restructuring of New Century TRS in order for it to qualify as a REIT, New Century became the publicly-traded parent listed on the New York Stock Exchange, or NYSE, that succeeded to and continued to operate substantially all of the existing businesses of New Century TRS and its subsidiaries.
      As a result of the merger and the related capital-raising activities, a significant source of our revenue is, and we expect will continue to be, interest income generated from our portfolio of mortgage loans held by our REIT and our qualified REIT subsidiaries. We also expect to continue to generate revenue through our taxable REIT subsidiaries from the sale of loans, servicing income and loan origination fees. We expect the primary components of our expenses to be (i) interest expense on our credit facilities, securitizations, and other borrowings, (ii) general and administrative expenses, and (iii) payroll and related expenses arising from our origination and servicing businesses.

Acquisition of RBC Mortgage Loan Origination Platform
      During the third quarter of 2005, Home123 Corporation, one of our wholly owned subsidiaries, purchased the origination platform of RBC Mortgage, which has enabled us to expand our mortgage product offerings, our retail presence on a nationwide basis and our channels of distribution, particularly into the realtor and builder channels. Additionally, we believe that offering a broader range of mortgage products allows us to build upon the success of our national Home123 branding and marketing campaign.
      The recently acquired RBC Mortgage origination platform, which is more heavily weighted towards purchase financing as opposed to refinancing transactions, includes approximately 140 branches nationwide and originates residential mortgage loans, consisting primarily of “Alt-A,” “jumbo” and “conforming” mortgages, as well as home equity lines of credit.
      The following discussion of the results of operations includes the origination platform we acquired from RBC Mortgage in September 2005. Where the detailed results are discussed, “recently acquired” operations refer to the operations of the origination platform acquired from RBC Mortgage and “historical” operations refer to the operations of New Century that existed prior to the RBC Mortgage transaction.
Executive Summary
      During 2005, we deployed the capital we raised in 2004 and 2005 by building our REIT portfolio while also growing the profitability of the origination operations of our taxable REIT subsidiaries. During this period, our industry experienced significant narrowing of margins as most originators kept the interest rates offered to customers at historically low levels while the underlying LIBOR indexes that determine our financing costs continued to rise. As a result, our whole loan sale pricing and the execution for securitizations structured as financings and sales deteriorated relative to 2004.
      In the latter part of 2005, we began to increase our interest rates to keep pace with, or exceed, the growth in underlying rates. We intend to continue this approach with a view toward preserving or expanding our overall operating margin. We also are striving to manage our cost structure to remain efficient even if loan origination volume declines. We continue to focus on maximizing the net execution of our whole loan sales and our cost-cutting strategies.
      The other major development in our business in recent months has been the completion of our acquisition of the origination platform of RBC Mortgage. This acquisition expands our loan origination channel and product mix. We are concentrating significant efforts on a successful integration that we expect will ultimately allow us to offer a wider range of products to all of our customers and add strong builder and realtor relationships to our loan origination business.
Overview
      Our two key business components are: (i) our mortgage loan portfolio held by our REIT and our taxable REIT subsidiaries; and (ii) our origination sales, and servicing activities conducted through certain of our taxable REIT subsidiaries.

REIT and TRS Mortgage Loan Portfolios
      The largest component of our revenue is derived from the income we earn on our portfolio of mortgage loans held for investment, which totaled $16.1 billion at December 31, 2005.
      During 2003, we shifted our strategy in an effort to address the cyclical nature of our earnings with the goal of generating a more stable long-term earnings stream. Our principal strategy to achieve this goal is to hold loans on our balance sheet. Because our credit facilities are short-term in nature and generally do not allow loans to be financed through the facility for longer than 180 days, a securitization structure offers the most attractive means to finance loans on our balance sheet. To support the goal of matching the timing of cash flows with the recognition of earnings on our loans, we began to structure our securitizations as financings during 2003. During the years ended 2005 and 2004, we completed four securitizations totaling $11.0 billion and five securitizations totaling $10.1 billion, respectively, which were structured as on balance sheet financings. In a securitization structured as a financing, we make an initial cash investment so that the securitization trusts begin to return cash flow to us in the first month following securitization. Therefore, we require cash and capital to make the initial investment, as well as to support the loans on our balance sheet. During 2003, 2004 and 2005, we retained between 20% and 25% of our total loan production through securitizations for investment on our balance sheet.
      Our portfolio of mortgage loans held for investment generally consists of a representative cross-section of our overall loan production volume. This portfolio earns net interest income over its life, which is generally two to three years, on a weighted-average basis. The net interest income we earn from our portfolio is influenced by a variety of factors, including the performance of the loans and the level and direction of interest rates.
      We measure the performance of the loans by monitoring prepayment rates and credit losses. Faster prepayments reduce the weighted average life of the portfolio, reducing net interest income. Cumulative credit losses, which we generally assume to be approximately 2.5% of the original balance of the loans, also reduce net interest income.
      Generally, our loans have a fixed-rate for a period of time, while the underlying bonds that finance those loans are variable-rate based on one-month LIBOR, resulting in interest rate risk. Our hedging strategies to mitigate this interest rate risk are designed to reduce variability in our interest margin over the period of each securitization.

Originations and Sales
      The second major component of our business is our ability to originate and purchase mortgage loans at a reasonable cost and to sell a portion of those loans in the secondary mortgage market. For the past several years, our secondary marketing strategy has included a combination of both whole loan sales and securitizations of our loans.
      Loan origination volumes in our industry have historically fluctuated from year to year and are affected by such external factors as home values, the level of interest rates and consumer debt and the overall condition of the economy, among others. In addition, the premiums we receive from the secondary market for our loans also have fluctuated and are influenced by each of these factors, but predominantly the interest rate environment. As a consequence, the business of originating and selling loans is cyclical. In light of our current strategy to raise interest rates, our loan production volume may decrease as a result of these higher interest rates on the mortgages we originate.
      The operating margin of our origination franchise has three components: (i) net interest income, (ii) gain on sale of mortgage loans, and (iii) loan origination or acquisition costs. We use the operating margin as our principal metric to measure the value of our origination franchise.
      Net interest income on mortgage loans held for sale — We typically hold our mortgage loans held for sale for an average period of 30 to 50 days before they are sold in the secondary market or securitized. During that time, we earn the coupon rate of interest paid by the borrower, and we pay interest to the lenders that provide our financing facilities. During 2004, the difference between these interest rates was approximately 4.5%. During 2005, this margin decreased to 2.7% as short-term rates increased more rapidly than our average coupon rates. We seek to manage the timing of our sales to enhance the net interest income we earn on the loans, while preserving the ability to sell the loans at the maximum price.
      Gain on sale of mortgage loans — Gain on sale of mortgage loans is affected by the condition of the secondary market for our loans. During the latter half of 2004 and all of 2005, as interest rates began to rise, the underlying factors that affect secondary market pricing remained somewhat stable. However, as short-term rates rose faster than long-term rates (a flatter yield curve), the prices we received for our loans began to decline relative to historic levels. Further, as a result of competitive pressures, we did not previously raise the interest rates we charged our borrowers to the degree that underlying short-term rates increased, reducing gain on sale margins in 2005 compared to 2004. More recently, we have taken steps to strategically increase our rates in an effort to improve our operating margins. We believe that the positive impact of these steps will improve our gain on sale margins in the first and second quarters of 2006.
      Loan origination or acquisition cost — We also monitor the cost to originate our loans. We typically refer to this as our loan acquisition costs. Loan acquisition costs are comprised of the following: fees paid to wholesale brokers and correspondents, plus direct loan origination costs, including commissions and corporate overhead costs less points and fees received from borrowers, divided by total loan production volume. Loan acquisition costs do not include profit-based compensation, servicing division overhead, parent company expenses or startup operations. During 2004 and through the first quarter of 2005, our loan acquisition costs remained relatively stable and generally fluctuated inversely with our loan production volume. As a result of the competitive environment and its impact on the value of our loans, in 2005 we began implementing cost-cutting measures designed to reduce our loan acquisition costs. The cost-cutting measures we implemented in the first quarter of 2005, which included changes to our sales compensation, controlling growth in non-sales overhead and more closely scrutinizing our discretionary spending, together with an increase in our loan production, resulted in a significant reduction of our loan acquisition costs during the latter part of 2005.
      These two components of our business account for most of our operating revenues and expenses. Our origination platform provides the source of the loan volume to conduct both parts of our business.
      In addition, during the fourth quarter of 2005, we closed $2.5 billion in loans through the origination platform recently acquired from RBC Mortgage and acted as a broker for an additional $382.8 million to third parties. As we previously expected, these operations negatively impacted our net income in 2005, including certain integration costs. While the loss was modestly greater than anticipated, we expect that the origination platform will be profitable in 2006. The mortgage loans originated by our recently acquired operations consist primarily of “Alt-A,” “jumbo” and “conforming” and home equity lines of credit products that are sourced through retail and wholesale channels as well as with limited liability partnerships with builder/realtors. We sell the majority of our mortgage loans originated through these operations in the whole loan market.

Loan originations and purchases
      Historically, we have focused on lending to individuals whose borrowing needs are generally not fulfilled by traditional financial institutions because they do not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers. In connection with our recently acquired loan origination platform acquired from RBC Mortgage we also originate “Alt-A,” “jumbo” and “conforming” mortgages, as well as home equity lines of credit.
      As of December 31, 2005, our Wholesale Division operated through 35 regional operating centers and originated or purchased $49.2 billion in loans during the year ended December 31, 2005. Our Retail Division originated loans through 222 sales offices, including our centralized telemarketing unit and our builder/realtor channel, and originated $6.9 billion in loans during the year ended December 31, 2005.
      As of December 31, 2004, our Wholesale Division operated through 26 regional operating centers. Our Wholesale Division originated or purchased $38.1 billion in loans during the year ended December 31, 2004. As of December 31, 2004, our Retail Division originated loans through 74 sales offices, including our centralized telemarketing unit. Our Retail Division originated $4.1 billion in loans during the year ended December 31, 2004.
      For the year ended December 31, 2005, approximately $27.1 billion, or 48.4%, of our mortgage production consisted of cash-out refinancings, transactions in which the borrowers refinanced their existing mortgages and received cash representing a portion of the equity in their homes. For the same period, approximately $23.6 billion, or 42.0%, of our mortgage production consisted of home purchase finance loans. The remainder of our mortgage production, $5.4 billion, or 9.6%, consisted of transactions in which borrowers refinanced their existing mortgages to obtain a better interest rate or loan maturity, or rate and term refinance transactions. For the year ended December 31, 2004, total originations consisted of $25.1 billion, or 59.5%, of cash-out refinancings, $14.9 billion, or 35.3%, of home purchase financings, and $2.2 billion, or 5.2%, of rate and term refinance transactions. Market and economic conditions, as well as our focus on increasing our home purchase business, have shifted our product mix, resulting in a greater percentage of home purchase financings as compared to cash-out refinancings. We believe that our current product mix is sustainable and that our origination strategies and initiatives are consistent with that belief. If we are successful in maintaining this mix, we believe our exposure to interest rate cyclicality will be reduced.
      We have experienced considerable growth of our interest-only product. During the year ended December 31, 2005, originations of adjustable-rate, interest-only loans totaled $16.6 billion, or 29.6%, of total originations and fixed, interest-only loans totaled $0.7 billion, or 1.2%, of total originations. Interest-only originations during the year ended December 31, 2004 totaled $8.1 billion, or 19.3%, of total originations during the period. We believe our strict underwriting guidelines and the stronger credit characteristics of these loans mitigate their perceived higher risk. In September 2005, we implemented pricing strategies to reduce the volume of our interest-only product to 25% of total loan production to improve secondary market execution and profitability. The strategies include pricing increases, underwriting changes and new product offerings, including a 40-year mortgage product. These changes reduced interest-only production to 22.4% of total loan production for the fourth quarter of 2005. It is important to note, however, that the credit performance of our interest-only product continues to outperform our expectations.
      For the year ended December 31, 2005, full documentation loans as a percentage of originations totaled $30.4 billion, or 54.2%, limited documentation loans totaled $1.5 billion, or 2.7%, and stated documentation loans totaled $24.2 billion, or 43.1%. Full documentation loans generally require applicants to submit two written forms of verification of stable income for at least 12 months. Limited documentation loans generally require applicants to submit 12 consecutive monthly bank statements on their individual bank accounts.

Stated income documentation loans are based upon stated monthly income if the applicant meets certain criteria. For the year ended December 31, 2004, full documentation loans as a percentage of total originations totaled $21.5 billion, or 51.0%, limited documentation loans totaled $2.0 billion, or 4.8%, and stated documentation loans totaled $18.7 billion, or 44.2%. Generally, economic and market conditions, including new product introductions and offerings by competitors, influence product mix. As these factors change, product mix, including the type of documentation required, fluctuates as well. We designed our underwriting standards and quality assurance programs to insure that loan quality is consistent and meets our guidelines, even as the mix among full, limited and stated documentation varies.

      The following table sets forth selected information relating to loan originations and purchases during the periods shown (dollars in thousands):

	For the Years Ended December 31,

	2005		2004

	Total	%	Total	%

Wholesale	$49,224,321	87.7	38,126,322	90.3
Retail	6,883,920	12.3	4,073,318	9.7

Total originations and purchases	56,108,241	100.0	42,199,640	100.0
Fixed-rate mortgages:
Traditional	13,845,595	24.6	11,086,399	26.3
Interest-Only	671,824	1.2	—	—
40-Year	489,697	0.9	—	—

Sub-total Fixed	15,007,116	26.7	11,086,399	26.3
Adjustable-rate mortgages:
Traditional	21,194,109	37.8	22,969,212	54.4
Interest-Only	16,580,514	29.6	8,144,029	19.3
40-Year	3,298,913	5.9	—	—
HELOC	27,589	—	—	—

Sub-total ARM	41,101,125	73.3	31,113,241	73.7

Total originations and purchases	56,108,241	100.0	42,199,640	100.0
Purchases	23,571,645	42.0	14,880,034	35.3
Refinances:
Cash-out refinances	27,130,520	48.4	25,121,511	59.5
Rate/term refinances	5,406,076	9.6	2,198,095	5.2

Total originations and purchases	56,108,241	100.0	42,199,640	100.0
Full documentation	30,438,822	54.2	21,530,191	51.0
Limited documentation	1,501,367	2.7	2,014,253	4.8
Stated documentation	24,168,052	43.1	18,655,196	44.2

Total originations and purchases	$56,108,241	100.0	42,199,640	100.0
Average principal balance of loans originated and purchased	$181		174
Weighted average FICO score of loans originated and purchased	634		627
Percent of loans secured by first mortgages	93.8%		93.2%
Weighted average loan-to-value ratio(1)	81.0%		81.1%
Weighted average interest rates:
Fixed-rate mortgages	7.6%		7.3%
Adjustable-rate mortgages — initial rate	7.2%		6.9%
Adjustable-rate mortgages — margin over index	5.8%		5.5%
Total originations and purchases	7.3%		7.0%
Percentage of loans originated in top two credit grades	84.0%		85.8%
Percentage of loans originated in bottom two credit grades	2.3%		3.2%

(1)	Weighted average LTV is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.

Secondary Market Transactions
      Historically, one of the major components of revenue has been the recognition of gain on sale of our loans through whole loan sales and securitizations structured as sales. In a whole loan sale, we recognize and receive a cash gain upon the sale of a pool of mortgage loans to third parties. In a securitization structured as a sale for financial reporting purposes, we typically recognize a gain on sale at the time we sell a pool of loans to the trust that will raise the cash portion of the purchase price by selling senior certificates representing senior interests in the pool of loans. We also receive cash flows over the actual life of the loans from the residual interests we retain in the pool of loans after payment of servicing fees, guarantor fees and other trust expenses if the specified over-collateralization requirements are met.
      Since the first quarter of 2003, we have structured most of our securitizations as on balance sheet financings rather than sales. Such structures do not result in gain on sale at the time of the transaction, but rather yield interest income as the payments on the underlying mortgages are received. The following table sets forth secondary marketing transactions for the periods indicated (dollars in thousands):

	For the Years Ended December 31,

	2005		2004		2003

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Subprime whole loan sales	$32,816,911	62.2	30,181,150	74.6	20,587,888	79.8
Prime and “Alt-A” whole loan sales	2,251,335	4.3	—	—	—	—
Securitizations structured as sales	6,442,201	12.2	—	—	—	—

Total premium sales	41,510,447	78.7	30,181,150	74.6	20,587,888	79.8
Discounted whole loan sales	246,535	0.5	148,128	0.4	247,217	1.0

Total sales	41,756,982	79.2	30,329,278	75.0	20,835,105	80.8
Securitizations structured as financings	10,961,958	20.8	10,111,131	25.0	4,946,781	19.2

Total secondary market transactions	$52,718,940	100.0	40,440,409	100.0	25,781,886	100.0

      During 2005, we closed four securitizations structured as sales, which resulted in recognition of gain on sale income and an increase in our residual interests in securitizations. Whole loan sales and securitizations structured as sales provide greater current period earnings compared to investments in securitizations structured as financings, which recognize income over time. Although securitizations structured as sales may provide greater current period earnings compared to whole loan sales, the securitizations generally provide less cash at closing than do whole loan sales.

Loan Sales
      During the year ended December 31, 2005, whole loan sales and securitizations structured as sales accounted for $41.8 billion, or 79.2%, of our total secondary market transactions. During 2004, whole loan sales accounted for $30.3 billion, or 75.0%, of our total secondary market transactions. As short-term interest rates have risen faster than long-term interest rates (a flatter yield curve), the prices we received for our loans began to decline in 2004 relative to historic levels and continued to decline in 2005. Further, during most of 2005, as a result of competitive pressures, we did not raise the interest rates we charged our borrowers to the same degree that short-term rates increased, further reducing margins in the year ended December 31, 2005 compared to the same periods in 2004.
      We seek to increase our premiums on whole loan sales by closely monitoring requirements of institutional purchasers and focusing on originating or purchasing the types of loans for which institutional purchasers tend to pay higher premiums. During the year ended December 31, 2005, we sold $6.3 billion of loans to Carrington Capital Management, LLC and $5.8 billion of loans to Morgan Stanley Mortgage Capital, Inc., which represented 15.9% and 14.6%, respectively, of total loans sold. While nearly one-third of our loans were sold to these two investors, our loans are sold through a competitive bid process that generally includes many more potential buyers.

Securitizations Structured as Financings
      During the year ended December 31, 2005, we completed four securitizations totaling $11.0 billion, structured as financings for accounting purposes under Statement of Financial Accounting Standards No. 140, or SFAS 140. The “portfolio-based” accounting treatment for securitizations structured as financings and recorded on-balance sheet is designed to more closely match the recognition of income with the receipt of cash payments. Because we do not record gain on sale revenue in the period in which the securitization structured as a financing occurs, the use of such portfolio-based accounting structures will result in lower income in the period in which the securitization occurs than would a securitization structured as a sale. However, the recognition of income as interest payments are received on the underlying mortgage loans is expected to result in higher income recognition in future periods than would a securitization structured as a sale. During the year ended December 31, 2004, we completed five securitizations structured as financings totaling $10.1 billion.

Securitizations Structured as Sales
      During the year ended December 31, 2005, we completed four securitizations structured as sales totaling $6.4 billion, resulting in a gain on sale of $141.5 million. During the year ended December 31, 2004, we did not complete any securitization transactions structured as sales, however, we continue to hold residual interests on our balance sheet related to securitizations structured as sales closed in 2002 and prior years. The mortgage servicing rights related to the securitizations structured as sales are sold within 30 to 60 days after securitization. Purchasers of securitization bonds and certificates have no recourse against our other assets, other than the assets of the trust. The value of our retained interests is subject to credit, prepayment and interest rate risk on the transferred financial assets.
      At the closing of a securitization structured as a sale, we add to our balance sheet the residual interest retained based on our calculation of the present value of estimated future cash flows that we will receive. The residual interest we record consists of the overcollateralization, or OC, account and the net interest receivable, or NIR. On a combined basis, these are referred to as the residual interests.
      On a quarterly basis, we review the underlying assumptions to value each residual interest and adjust the carrying value of the securities based on actual experience and industry trends. To determine the residual asset value, we project the cash flow for each security. To project cash flow, we use base assumptions for the constant prepayment rate, or CPR, and losses for each product type based on historical performance. We update each security to reflect actual performance to date and we adjust base assumptions for CPR and losses based on historical experience to project performance of the security from that date forward. Then, we use the LIBOR forward curve to project future interest rates and compute cash flow projections for each security. Next, we discount the projected cash flows at a rate commensurate with the risk involved. At December 31, 2005, we used discount rates of 12% for residual interests and 14% for residual interests through net interest margin security, or NIMS, transactions.
      During the years ended December 31, 2005 and 2004, as a result of our quarterly evaluations of the residual interests, we recorded a $10.0 million decrease, including a hurricane loss provision of $2.6 million, and a $7.7 million decrease in the fair value of the residual assets, respectively. These fair value adjustments represent the change in the estimated present value of future cash flows from the residual interests. Changes in the loss assumptions on certain loans underlying our residual interests, as well as fluctuations in the overall interest rate environment, resulted in a reduction in fair value.
      In the first quarter of 2004, we invested $2 million in Carrington Capital Management, LLC, or the LLC, and $25 million in Carrington Mortgage Credit Fund I, LP, or Carrington, which is sponsored by the LLC. Carrington acquires individual and pooled single-family residential subprime loans and securitizes them in transactions structured as sales. We were originally the majority investor in Carrington, requiring us to consolidate Carrington’s results in our financial statements for financial reporting purposes through Septem-

ber 30, 2004. In the fourth quarter of 2004, Carrington raised additional capital, reducing our ownership position to approximately 38%. Since that time, we have included Carrington in our financial statements under the equity method of accounting. As a result of Carrington’s capital raising activities, our ownership position is approximately 7% as of December 31, 2005. The carrying value of our equity investment in Carrington and the LLC is $39.7 million.

Discounted Loan Sales
      During the year ended December 31, 2005, we sold $246.5 million in loans at a discount to their outstanding principal balance. These loans consisted of repurchased loans, loans with documentation defects or loans that whole loan buyers rejected because of certain characteristics. For the year ended December 31, 2004, discounted sales totaled $148.1 million. On a percentage basis, discounted sales increased slightly from 0.5% of total sales in 2004 to 0.6% in 2005. The severity of the discount also increased slightly from 5.8% during 2004 to 6.5% during 2005.
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
      We believe the following are critical accounting policies that require the most significant estimates and assumptions and are subject to significant change in the preparation of our consolidated financial statements. These estimates and assumptions include, but are not limited to, the interest rate environment, the economic environment, secondary market conditions and the performance of the loans underlying our residual assets and mortgage loans held for investment.

Securitizations Structured as Financings
      Since January 2003, we have completed a total of 14 securitizations structured as financings under SFAS 140. Such securitizations were collateralized by $26.0 billion of mortgage loans.
      These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS 140. The securitization trusts do not meet the qualifying special purpose entity criteria under SFAS 140 and related interpretations, due to their ability to enter into derivative contracts. Additionally, we have the option to purchase loans from the trust at our discretion. Accordingly, the loans, which we refer to as “mortgage loans held for investment,” remain on our balance sheet, retained interests are not created and financing on mortgage loans held for investment replaces the credit facility debt originally financing the mortgage loans. We record interest income on securitized loans and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discount related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

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
      The allowance for losses on mortgage loans held for investment as a percentage of mortgage loans held for investment as of December 31, 2005 was approximately 1.22% of the unpaid principal balance of the loans compared to 0.73% for the same period in the prior year.

Residual Interests and Securitizations Structured as Sales
      Residual interests in securitizations are recorded as a result of the sale of loans through securitizations that we structure as sales rather than financings, also referred to as “off-balance sheet securitizations.” We may also sell residual interests in securitizations through NIMS.
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
      The Annual Percentage Rate, or APR, on the mortgage loans is relatively high in comparison to the pass-through interest rate on the certificates. Accordingly, the residual interests in securitizations described above are a significant asset. In determining the value of the residual interests in securitizations, we estimate the future rate of prepayments, prepayment penalties that we will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. We estimate average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.75% to 4.86% for adjustable-rate securities and 1.45% to 5.30% for fixed-rate securities. We base these estimates on historical loss data for the loans, the specific characteristics of the loans, and the general economic environment. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.72% at December 31, 2005. We estimate prepayments by evaluating historical prepayment performance of our loans and the impact of current trends. We use a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). These prepayment curve and default estimates have resulted in weighted average lives of between 2.29 to 2.60 years for our adjustable-rate securities and 2.33 to 3.54 years for our fixed-rate securities.
      During the year ended December 31, 2005, we completed four securitizations structured as sales totaling $6.4 billion structured as sales under SFAS 140. The gain on sale recorded for the four securitizations was $141.5 million and our retained interests totaled $97.5 million. During the year ended December 31, 2004, we did not complete any securitizations structured as sales. In this type of securitization, the transferor of financial assets surrenders effective control over those financial assets to the extent that consideration other than beneficial interests in the transferred assets is received in exchange and the trusts meet the qualifying special purpose entity criteria under SFAS 140 and related interpretations. Thus, we are not required to consolidate the trusts.

      During the year ended December 31, 2005, residual interests in securitizations provided $17.5 million in net cash flow to us. We perform an evaluation of residual interests in securitizations quarterly, taking into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. For the year ended December 31, 2005, we increased our prepayment assumptions based on actual performance and made minor adjustments to certain other assumptions, resulting in a $10.0 million downward fair value adjustment, including a hurricane loss provision of $2.6 million, for the year.
      The bond and certificate holders and their securitization trusts have no recourse to us for failure of mortgage loan borrowers to pay when due. Our residual interests in securitizations are subordinate to the bonds and certificates until the bond and certificate holders are fully paid.
      We are party to various transactions that have an off-balance sheet component. In connection with our off-balance sheet securitization transactions, there were $6.9 billion in loans owned by the off-balance sheet trusts as of December 31, 2005. The trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to us in the event that the loans in the various trusts do not perform as expected except for specific circumstances. Because these trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, we have included only our residual interest in these loans on our balance sheet. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these residual assets.

Allowance for Repurchase Losses
      The allowance for repurchase losses on loans sold relates to expenses incurred due to the potential repurchase of loans or indemnification of losses based on alleged violations of representations and warranties that are customary to the business. Generally, repurchases are required within 90 days from the date the loans are sold. Occasionally, we may repurchase loans after 90 days have elapsed. Provisions for losses are charged to gain on sale of loans and credited to the allowance while actual losses are charged to the allowance. In order to estimate an appropriate allowance for repurchase losses we use historic experience, taking into consideration factors such as premiums received on and volume of recent whole loan sales and the general secondary market and general economic environment. As of December 31, 2005 and December 31, 2004, the repurchase allowance totaled $7.0 million and $6.3 million, respectively. Approximately $10.7 billion and $8.3 billion of loans were subject to repurchase, representing loans sold during the fourth quarter of 2005 and the fourth quarter of 2004, respectively. We believe the allowance for repurchase losses is adequate as of December 31, 2005 and 2004.

Gain on Sale of Loans
      We recognize gains or losses resulting from sales or securitizations of mortgage loans at the date of settlement based on the difference between the selling price for the loans sold or securitized and the carrying value of the loans sold. Such gains and losses may be increased or decreased by the amount of any servicing-released premiums received. We defer recognition of non-refundable fees and direct costs associated with the origination of mortgage loans until the loans are sold.
      We account for loan sales and securitizations as sales when we surrender control of the loans, to the extent that we receive consideration other than beneficial interests in the loans transferred in the exchange. Liabilities and derivatives incurred or obtained by the transfer of loans are required to be measured at fair value, if practicable. Also, we measure servicing assets and other retained interests in the loans by allocating the previous carrying value between the loans sold and the interest retained, if any, based on their relative fair values on the date of transfer.

Income Taxes
      Commencing in 2004, we have operated so as to qualify as a REIT for federal income tax purposes and are not generally required to pay federal and most state income taxes if we meet the REIT requirements of the Internal Revenue Code of 1986, as amended, or the Code. Also, our subsidiaries that meet the requirements of the Code to be a qualified REIT subsidiary, or a QRS, are not generally required to pay federal and most state income taxes. However, we must recognize income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” or SFAS 109, for our taxable REIT subsidiaries, or TRS, whose income is fully taxable at regular corporate rates.
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

Derivative Instruments Designated as Hedges
      We account for certain Euro Dollar futures and interest rate cap contracts, designated and documented as hedges pursuant to the requirements of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133. Pursuant to SFAS 133, these contracts have been designated as hedging the exposure to variability of cash flows from our financing on mortgage loans held for investment attributable to changes in interest rates. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a cash flow hedge be reported in other comprehensive income and the ineffective portion be reported in current earnings. Additionally, certain Euro Dollar futures contracts have been designated as hedges of the fair values of certain mortgage loans held for investment and certain mortgage loans held for sale, pursuant to SFAS 133. Fair value hedge accounting requires that for a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk be reported in current earnings.
Results of Operations
      Consolidated net earnings increased to $416.5 million in 2005 from $375.6 million in 2004 and $245.5 million in 2003. Although net earnings increased 10.9% from 2004 to 2005, diluted earnings per share decreased from $8.29 per share in 2004 to $7.17 in 2005 due to an increase in the average number of diluted shares outstanding during the period resulting from our capital raise in the fourth quarter of 2004, when we converted to a REIT.

      The following tables set forth our results of operations as a percentage of total net interest income and other operating income for the periods indicated (dollars in thousands, except per share and share amounts):

	For the Years Ended December 31,

	2005		2004		2003

Interest income:
Net interest income	$771,444	58.7%	531,553	41.1%	236,116	28.4%
Provision for losses on mortgage loans held for investment	(140,233)	(10.7)%	(70,250)	(5.4)%	(26,304)	(3.2%)
Other operating income:
Gain on sale of mortgage loans	622,617	47.4%	800,609	61.8%	611,136	73.5%
Servicing income	38,514	2.9%	28,896	2.2%	11,139	1.3%
Other income	22,400	1.7%	4,415	0.3%	—	0.0%

Total net interest income and other operating income	1,314,742	100.0%	1,295,223	100.0%	832,087	100.0%
Total operating expenses	871,365	66.3%	684,082	52.8%	408,835	49.1%

Earnings before income taxes	443,377	33.7%	611,141	47.2%	423,252	50.9%
Income taxes	26,834	2.0%	235,570	18.2%	177,769	21.4%

Net earnings	$416,543	31.7%	375,571	29.0%	245,483	29.5%

Basic earnings per share	$7.42		10.20		7.26
Diluted earnings per share	$7.17		8.29		6.32
Basic weighted average shares outstanding	55,430,666		36,807,298		33,835,127
Diluted weighted average shares outstanding	57,323,991		46,214,837		39,234,833
      As our portfolio of mortgage loans held for investment through securitizations structured as financings increases, a greater percentage of our revenues is derived from interest income and a lesser percentage from gain on sale of loans.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Originations and Purchases
      The following table sets forth selected information relating to loan originations and purchases during the periods shown (dollars in thousands):

	For the Year Ended December 31, 2005				For the Year Ended December 31, 2004

	Wholesale	Retail			Wholesale	Retail
	Division	Division	Total	%	Division	Division	Total	%

Fixed-rate mortgages:
Traditional	$10,647,365	3,198,230	13,845,595	24.6	$9,343,706	1,742,693	11,086,399	26.3
Interest-Only	378,587	293,237	671,824	1.2	—	—	—	—
40-Year	386,570	103,127	489,697	0.9	—	—	—	—

Sub-total Fixed	11,412,522	3,594,594	15,007,116	26.7	9,343,706	1,742,693	11,086,399	26.3
Adjustable-rate mortgages:
Traditional	19,176,400	2,017,709	21,194,109	37.8	20,924,569	2,044,643	22,969,212	54.4
Interest-Only	15,622,152	958,362	16,580,514	29.6	7,858,047	285,982	8,144,029	19.3
40-Year	3,005,506	293,407	3,298,913	5.9	—	—	—	—
HELOC	7,741	19,848	27,589	—	—	—	—	—

Sub-total ARM	37,811,799	3,289,326	41,101,125	73.3	28,782,616	2,330,625	31,113,241	73.7

Total originations and purchases	49,224,321	6,883,920	56,108,241	100.0	38,126,322	4,073,318	42,199,640	100.0

Purchases	21,820,914	1,750,731	23,571,645	42.0	14,702,067	177,967	14,880,034	35.3
Refinances:
Cash-out refinances	23,175,478	3,955,042	27,130,520	48.4	21,775,187	3,346,324	25,121,511	59.5
Rate/term refinances	4,227,929	1,178,147	5,406,076	9.6	1,649,068	549,027	2,198,095	5.2

Total originations and purchases	49,224,321	6,883,920	56,108,241	100.0	38,126,322	4,073,318	42,199,640	100.0

Full documentation	25,406,403	5,032,419	30,438,822	54.2	18,554,650	2,975,541	21,530,191	51.0
Limited documentation	1,355,655	145,712	1,501,367	2.7	1,814,807	199,446	2,014,253	4.8
Stated documentation	22,462,263	1,705,789	24,168,052	43.1	17,756,865	898,331	18,655,196	44.2

Total originations and purchases	$49,224,321	6,883,920	56,108,241	100.0	38,126,322	4,073,318	42,199,640	100.0

Average principal balance of loans originated and purchased	$185	154	181		178	142	174
Weighted average FICO score of loans originated and purchased	633	641	634		629	607	627
Weighted average loan-to-value ratio(1)	81.3%	78.7%	81.0%		81.4%	78.3%	81.1%
Weighted average interest rates:
Fixed-rate mortgages	7.9%	6.7%	7.6%		7.4%	6.8%	7.3%
Adjustable-rate mortgages — initial rate	7.2%	7.1%	7.2%		6.9%	6.9%	6.9%
Adjustable-rate mortgages — margin over index	5.8%	5.5%	5.8%		5.5%	5.7%	5.5%
Total originations and purchases	7.4%	6.9%	7.3%		7.1%	6.9%	7.0%

(1)	Weighted average LTV is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.
      We originated and purchased $56.1 billion in loans for the year ended December 31, 2005, compared to $42.2 billion for the year ended December 31, 2004. For the year ended December 31, 2005, wholesale and retail originations and purchases totaled $49.2 billion and $6.9 billion, respectively, representing 87.7% and 12.3%, respectively, of total originations and purchases. For the same period in 2004, wholesale and retail originations and purchases totaled $38.1 billion and $4.1 billion, respectively, representing 90.3% and 9.7%, respectively, of total originations and purchases. The increase in originations during 2005 was primarily the result of incremental volume generated by our growth strategies, as well as overall growth in subprime industry volume. In addition, our recently acquired mortgage origination platform contributed $3.4 billion of loan production in 2005. The remainder of the increase is due to our initiative to expand our presence in the retail market. In May 2004, we acquired the rights to Home123®, a new brand identity and customer value proposition for our Retail Division. The Home123 brand rollout began in early 2005 with Internet, direct mail and television advertising, and we have transitioned all of our retail-branch offices to the Home123 brand.

Secondary Market Transactions
      Loan sales increased to $41.8 billion for the year ended December 31, 2005, from $30.3 billion for the corresponding period in 2004, an increase of 38.0%. Included in our loan sales for the year ended December 31, 2005 was $6.4 billion of securitizations structured as sales compared to zero in 2004. We added approximately $11.0 billion to our portfolio of mortgage loans held for investment during 2005 through securitizations structured as financings, compared to the addition of $10.1 billion to our portfolio of mortgage loans held for investment during 2004, which was consistent with our goal of securitizing approximately 20% to 25% of our loan production to grow our balance sheet. These increases were the result of an increased inventory of mortgage loans available for sale due to higher production volume.

Interest Income
      Interest income increased by 95.8% to $1.8 billion for the year ended December 31, 2005, compared to $898.6 million for the same period in 2004, primarily as a result of higher average balances of mortgage loans held for investment and held for sale. The increase in mortgage loans held for investment in 2005 was a result of higher overall loan production volume coupled with our intent to retain approximately 20% to 25% of our loan production volume to grow our balance sheet in connection with our conversion to a REIT.

Interest Expense
      Interest expense increased by 169.2% to $988.1 million for the year ended December 31, 2005 from $367.1 million for the same period in 2004. This increase was due to an increase in average outstanding balances on our credit facilities due to higher production volume, as well as an increase in financing on mortgage loans held for investment and an increase in interest rates paid.
      The following table presents for the years indicated:

•	the average balance of our mortgage loans held for investment, held for sale, cash, and the liabilities financing our assets;

•	the average interest rates earned or paid;

•	the actual amount of interest income and expense; and

•	the overall interest margin earned on our balance sheet.

      Interest-earning asset and interest-bearing liability balances used in the calculation represent annual average balances computed using the average of each month’s daily average balance during the years ended December 31 (dollars in thousands):

	2005			2004

	Average	Avg.		Average	Avg.
	Balance	Yield	Income	Balance	Yield	Income

Interest-earning assets:
Mortgage loans held for investment	$17,141,462	7.14%	$1,223,478	$7,737,094	6.84%	$528,933
Mortgage loans held for sale	7,143,827	7.12	508,878	4,985,628	7.03	350,562
Residual interests in securitizations	159,987	10.61	16,969	162,442	10.88	17,673
Cash and investments	1,003,829	1.02	10,242	403,377	0.37	1,479

Total	$25,449,105	6.91%	$1,759,567	$13,288,541	6.76%	$898,647

	Average	Avg.		Average	Avg.
	Balance	Cost	Expense	Balance	Cost	Expense

Interest-bearing liabilities:
Financing on mortgage loans held for investment(1)	$16,784,275	3.91%	$655,757	$7,635,930	2.91%	$222,522
Credit Facilities	6,916,033	4.46	308,357	4,892,586	2.55	124,547
Convertible senior notes(2)	5,249	4.78	251	208,901	5.91	12,337
Notes payable	37,859	6.15	2,330	27,739	5.38	1,492
Other interest(3)	—	—	21,428	—	—	6,196

Total	$23,743,416	4.16	988,123	$12,765,156	2.88	367,094

Net interest spread/income		2.75%	$771,444		3.88%	$531,553

(1)	Interest expense includes impact of derivative instruments accounted for as hedges of $82.2 million for 2005. Such amounts are immaterial for 2004.

(2)	Expense includes accelerated amortization of $4.1 million for 2004 related to the conversion of the convertible senior notes. Such amounts are immaterial for 2005.

(3)	Other interest is comprised of interest related costs associated with our servicing operation.
      As illustrated in the table above, the average balance of our mortgage loans held for sale and the related credit facilities grew in 2005 as compared with 2004 due to the growth in our origination volume for 2005. However, during 2005, our industry experienced significant narrowing of margins. The decrease in the net interest spread was due to the fact that mortgage originators kept the interest rates offered to customers at historically low levels while the underlying LIBOR indexes that determine our financing costs continued to rise. As a result, net interest spread on our mortgage loans held for sale deteriorated compared to 2004. During the third and fourth quarters of 2005, we began to increase our interest rates to keep pace with the increases in the underlying rates. We intend to continue this approach with a view toward preserving or expanding our net interest spread.
      The average balance of our mortgage loans held for investment and their related financings grew in 2005 from 2004 levels consistent with our strategy to retain approximately 20% to 25% of our loan production on our balance sheet. The average yield on the mortgage loans held for investment increased slightly to 7.14% in 2005 from 6.84% in 2004. The average borrowing rate for the financing on loans held for investment increased due to the increase in the interest rates on these financings.

Provision for losses on mortgage loans held for investment
      We establish an allowance for loan losses based on our estimate of losses inherent and probable in our portfolio as of our balance sheet date. The allowance for losses on mortgage loans held for investment increased to $198.1 million as of December 31, 2005 from $90.2 million as of December 31, 2004, due to the increase in portfolio of mortgage loans held for investment, portfolio seasoning and the related provision for loan losses of $140.2 million for the year ended December 31, 2005. The provision for loan losses for the same period in 2004 was $70.3 million. Mortgage loans held for investment grew from $13.2 billion at December 31, 2004 to $16.1 billion at December 31, 2005.
      The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the years ended December 31 (dollars in thousands):

	2005	2004

Beginning balance	$90,227	26,251
Additions	140,233	70,250
Charge-offs, net	(32,329)	(6,274)

	$198,131	90,227

Non-Performing Assets
      Non-performing assets consist of loans which have ceased accruing interest. Loans are placed on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. At December 31, 2005 and 2004, we had mortgage loans held for sale of approximately $80.2 million and $23.4 million, respectively, on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $5.9 million and $1.4 million for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, we had mortgage loans held for investment of approximately $666.6 million and $179.2 million, respectively, on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $19.6 million and $7.2 million in the years ended December 31, 2005 and 2004, respectively.

Other Operating Income
      Gain on sale. Gain on sale of loans decreased from $800.6 million for the year ended December 31, 2004 to $622.6 million for the year ended December 31, 2005, a 22.2% decrease. The decrease in gain on sale of loans was primarily the result of a reduction in net execution from 3.58% for the year ended December 31, 2004 to 2.06% for the same period in 2005. The reduction in our net execution was due mainly to changes in and competitive pressures in the secondary market, as well as the interest rate environment. This reduction was partially offset by an increase in our loan sale volume from $30.3 billion for the year ended December 31, 2004 to $41.8 billion for the year ended December 31, 2005. Net execution represents the premium paid to us by third-party investors in whole loan sale transactions and the net gain recorded for a securitization structured as a sale. Net execution does not include premiums we pay to originate the loans, fair value adjustments or net deferred origination fees, although they are reported as components of the gain on sale calculation. Each of the components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

	For the Years Ended
	December 31,

	2005	2004

Cash gain from whole loan sale transactions	$656,672	1,068,021
Gain from securitization of loans	141,136	—
Non-cash gain from servicing assets related to securitizations	24,744	—
Cash gain on sale of servicing rights related to securitizations	24,877	—
Non-cash gain from servicing assets related to whole loan sales	45,499	7,923
Cash gain on sale of servicing rights related to whole loan sales	—	214
Securitization expenses	(49,250)	—
Fair value adjustment of residual securities	(9,983)	(7,697)
Provision for repurchase losses	(17,524)	(2,736)
Non-refundable loan fees(1)	314,597	213,207
Premiums paid(2)	(325,068)	(272,754)
Origination costs	(203,000)	(203,900)
Derivative gains (losses)	19,917	(1,669)

Gain on sale of mortgage loans	$622,617	800,609

(1)	Non-refundable loan fees represent points and fees collected from borrowers.

(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.
      Servicing income. Servicing income increased to $38.5 million for the year ended December 31, 2005 from $28.9 million for the year ended December 31, 2004. This increase was due to a larger balance of loans serviced with retained servicing rights and loans serviced for others on an interim basis during 2005. We only recognize servicing fees on the loans that are sold on a servicing-retained basis and the loans serviced for others on an interim basis pending transfer to investors. As of December 31, 2005, the portfolio that contributed to servicing income was $17.7 billion, consisting of $10.0 billion of loans sold on a servicing-retained basis and $7.7 billion of loans serviced for others on an interim basis pending transfer to investors. As of December 31, 2004, the portfolio that contributed to servicing income was $8.9 billion, consisting of $1.2 billion of loans sold on a servicing-retained basis and $7.7 billion of loans serviced for others on an interim basis pending transfer to investors.

Other Operating Expenses
      Our overall expenses increased by 27.4% to $871.4 million for the year ended December 31, 2005, compared to $684.1 million for the same period in 2004. These increases were due primarily to increases in loan production volume in 2005, since most of our expenses are variable in nature, the expenses fluctuate with our volume. In addition, the acquisition of the mortgage origination platform from RBC mortgage accounted for $58.8 million, or 31.4%, of the increase.
      Our personnel expenses increased to $551.8 million for the year ended December 31, 2005 from $419.7 million for the same period in 2004, an increase of 31.5%. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses that fluctuate with loan production volume. Total loan production for 2005 was $56.1 billion compared to $42.2 billion for 2004, an increase of 32.9%. In addition, the growth of our servicing platform and mortgage loan portfolio contributed to the increase. These increases are partially offset by the cost reduction strategies that we implemented in 2005.
      Our advertising and promotion expenses increased from $65.5 million to $83.7 million, or 27.8%, for the year ended December 2005 compared to the same period in 2004. This increase was primarily due to the increase in total loan production volume for 2005, the development and rollout of the Home123 brand for our Retail Division and the rollout of our New Shade of Blue Chip corporate branding campaign. Retail Division loan production volume for 2005 increased by 69.0% (including recently acquired retail operations) and, because advertising expense is disproportionately weighted to the Retail Division, the increase in advertising expense was higher than the overall increase in the Retail Division’s production volume.

Income Taxes
      Our income taxes decreased to $26.8 million for the year ended December 31, 2005 from $235.6 million for the comparable period in 2004. This decrease was due to a lower effective tax rate as a result of our conversion to a REIT in October of 2004, whereby $338.0 million of our pretax income was attributable to the REIT and is not subject to income tax. In addition, during the third quarter of 2005, we recorded a tax benefit adjustment of $14.8 million from finalizing amendments to our federal and state tax returns prompted by the completion of a recent Internal Revenue Service examination.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Originations and Purchases
      We originated and purchased $42.2 billion in loans for the year ended December 31, 2004, compared to $27.4 billion for the year ended December 31, 2003. Wholesale loan originations and purchases were $38.1 billion, representing 90.3% of total originations and purchases for the year ended December 31, 2004. Retail loan originations and purchases were $4.1 billion, representing 9.7% of total originations and purchases for the year ended December 31, 2004. For the same period in 2003, wholesale and retail originations and purchases totaled $25.2 billion and $2.2 billion, respectively, representing 92.0% and 8.0%, respectively, of total originations and purchases for that period. The increase in originations in 2004 was primarily the result of incremental volume generated by our growth strategies, as well as our strategy to price competitively within our market in the face of a rising interest rate environment. This strategy resulted in the origination of an incremental volume of mortgage loans with higher FICO scores and a greater percentage of fixed rate product than our historical core business, particularly during the second quarter of 2004. In addition, we continued to expand geographically and received additional contributions from operating centers opened during 2003. The increase in the percentage of total business originated by our retail franchise was consistent with our initiative to expand our presence in the retail market. During the year ended December 31, 2004, originations of interest-only loans totaled $8.1 billion, or 19.3%, of total originations. Our wholesale division originated $7.9 billion, or 96.5%, of the total of interest-only loans originated during this period. Interest-only originations during the year ended December 31, 2003 totaled $568.0 million, or 2.1%, of total originations during the period.

Secondary Market Transactions
      Loan sales increased to $30.3 billion for the year ended December 31, 2004, from $20.8 billion for the corresponding period in 2003, an increase of 45.7%. This increase was the result of an increased inventory of mortgage loans available for sale due to higher loan production volume. In addition, we added approximately $10.1 billion to our portfolio of mortgage loans held for investment during 2004 through securitizations structured as financings, compared to the addition of $4.9 billion to our portfolio of mortgage loans held for investment during 2003, which was consistent with our goal of securitizing approximately 20% to 30% of our loan production to grow our balance sheet.

Interest Income
      Interest income increased by 154.1% to $898.6 million for the year ended December 31, 2004, compared to $353.7 million for the same period in 2003, primarily as a result of higher average balances of mortgage loans held for investment and held for sale. This increase was partially offset by a reduction in the weighted average interest rates of the mortgage loans during 2004. The increase in mortgage loans held for investment in 2004 was the result of higher overall loan production volume coupled with our intent to retain approximately 20% to 30% of our loan production volume in connection with our conversion to a REIT.

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
      Interest-earning asset and interest-bearing liability balances used in the calculation represent annual average balances computed using the average of each month’s daily average balance during the years ended December 31 (dollars in thousands):

	2004			2003

	Average	Avg.		Average	Avg.
	Balance	Yield	Income	Balance	Yield	Income

Interest-earning assets:
Mortgage loans held for investment	$7,737,094	6.84%	$528,933	$1,418,632	7.38%	$104,706
Mortgage loans held for sale	4,985,628	7.03	350,562	3,132,206	7.17	224,650
Residual interests in securitizations	162,442	10.88	17,673	211,125	11.48	24,228
Cash and investments	403,377	0.37	1,479	84,795	0.13	107

Total	$13,288,541	6.76%	$898,647	$4,846,758	7.30%	$353,691

	Average	Avg.		Average	Avg.
	Balance	Cost	Expense	Balance	Cost	Expense

Interest-bearing liabilities:
Financing on mortgage loans held for investment(1)	$7,635,930	2.91%	$222,522	$1,410,794	2.61%	$36,836
Credit Facilities	4,892,586	2.55	124,547	2,870,001	2.56	73,532
Convertible senior notes(2)	208,901	5.91	12,337	99,355	4.08	4,049
Notes payable	27,739	5.38	1,492	16,055	6.96	1,117
Other interest(3)	—	—	6,196	—	—	2,041

Total	$12,765,156	2.88	$367,094	$4,396,205	2.67	$117,575

Net interest spread/income		3.88%	$531,553		4.63%	$236,116

(1)	Includes impact of derivative instruments accounted for as hedges. Such amounts are not material.

(2)	2004 expense includes accelerated amortization of $4.1 million related to the conversion of the convertible senior notes.

(3)	Other interest is comprised of interest related costs associated with our servicing operation.

      As illustrated in the table above, the average balance of our mortgage loans held for sale and the related credit facilities grew in 2004 as compared with 2003 due to the growth in our origination volume for 2004. However, the average yield on our mortgage loans held for sale declined in 2004 from 2003 levels due to a combination of falling interest rates in early 2004 and our decision not to increase our rates consistent with the overall interest rate environment, when interest rates started to rise in the second half of the year. The average rate on our credit facilities did not increase in 2004 even though interest rates rose due to our negotiation of more favorable terms.
      The average balance of our mortgage loans held for investment and their related financings grew in 2004 as compared to 2003, consistent with our strategy to retain approximately 20% to 30% of our loan production on our balance sheet. The average yield on the mortgage loans held for investment declined in 2004 from 2003 levels due also to the reasons described above. The average borrowing rate for the financing on loans held for investment increased due to the increase in the interest rates on these financings.

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
      The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the years ended December 31 (dollars in thousands):

	2004	2003

Beginning balance	$26,251	—
Additions	70,250	26,304
Charge-offs, net	(6,274)	(53)

	$90,227	26,251

Non-Performing Assets
      Non-performing assets consist of loans which have ceased accruing interest. Loans are placed on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier, when concern exists as to the ultimate collection of principal or interest. At December 31, 2004 and 2003, we had mortgage loans held for sale of approximately $23.4 million and $11.0 million, respectively, on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $1.4 million and $783,000 for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, we had mortgage loans held for investment of approximately $179.2 million and $27.7 million, respectively, on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $7.2 million and $889,000 in the years ended December 31, 2004 and 2003, respectively.

Other Operating Income
      Gain on sale. Gain on sale of loans increased to $800.6 million, a 31.0% increase for the year ended December 31, 2004 compared to the same period in 2003. The increase in gain on sale of loans was the result of loan sale volume increasing to $30.3 billion in 2004 from $20.8 billion in 2003, and lower losses on discounted sales, partially offset by a reduction in net execution to 3.58% in 2004 from 4.18% in 2003. Net execution represents the premium paid to us by third-party investors in whole loan sale transactions. Net execution does not include premiums we pay to originate the loans, hedging gains or losses, fair value adjustments or net deferred origination fees, but are a component of the gain on sale calculation. The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

	For the Years Ended
	December 31,

	2004	2003

Cash gain from whole loan sale transactions	$1,068,021	861,310
Non-cash gain from servicing assets related to whole loan sales	7,923	7,777
Cash gain on sale of servicing rights related to whole loan sales	214	—
Fair value adjustment of residual securities	(7,697)	(19,363)
Provision for repurchase losses	(2,736)	(5,868)
Non-refundable loan fees(1)	213,207	142,745
Premiums paid(2)	(272,754)	(182,765)
Origination costs	(203,900)	(182,100)
Derivative losses	(1,669)	(10,600)

Gain on sale of mortgage loans	$800,609	611,136

(1)	Non-refundable loan fees represent points and fees collected from borrowers.

(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.
      Servicing income. Servicing income increased to $28.9 million for the year ended December 31, 2004, from $11.1 million for the year ended December 31, 2003. This increase was due to a larger income-generating mortgage loan servicing portfolio during 2004. As of December 31, 2004, the portfolio that contributes to servicing income was $8.9 billion, consisting of $1.2 billion of loans sold on a servicing-retained basis and $7.7 billion of loans serviced for others on an interim basis pending transfer to investors. As of December 31, 2003, the portfolio that contributes to servicing income was $3.5 billion, consisting of $0.4 billion of loans sold on a servicing-retained basis and $3.1 billion of loans serviced for others on an interim basis pending transfer to investors.

Other Operating Expenses
      Our overall expenses increased by 67.3% to $684.1 million for the year ended December 31, 2004, compared to $408.8 million for the same period in 2003. These increases were due primarily to increases in loan production volume in 2004, since most of our expenses are variable and fluctuate with our volume. In addition, we incurred $24.8 million in expenses as a result of our tender offer to convert into shares of New Century common stock all of the outstanding 3.50% convertible senior notes due 2008 of New Century TRS.
      Our personnel expenses increased to $419.7 million for the year ended December 31, 2004 from $248.8 million for the same period in 2003, an increase of 68.7%. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses that are variable expenses dependent upon loan production volume and profits. Total loan production for 2004 was $42.2 billion compared to $27.4 billion for 2003, an increase of 54.0%. The remainder of the increase was due to growth in the servicing platform and the mortgage loan portfolio.
      Our advertising and promotion expenses increased from $26.1 million to $65.5 million, or 150.8%, for the year ended December 2004 compared to the same period in 2003. This increase was primarily due to the increase in total loan production volume for 2004, the development and rollout of the Home123 brand for the Retail Division and increases in marketing initiatives for the Wholesale Division. Retail production volume for 2004 increased by 85.5% and, because advertising expense is disproportionately weighted to the Retail Division, the increase in advertising expense was higher than the overall increase in the Retail Division’s loan production volume. Moreover, Wholesale Division marketing expense for broker education and trade shows increased significantly in 2004.

Income Taxes
      Our income taxes increased to $235.6 million for the year ended December 31, 2004 from $177.8 million for the comparable period in 2003. This increase was partially attributable to a $187.9 million increase in pretax income resulting from higher production volume and net interest income that was partially offset by a decrease in the effective tax rate as a result of our conversion to a REIT in October of 2004, whereby $42.8 million of our pretax income was attributable to the REIT.
Inflation
      Our mortgage banking and capital markets operations would be most significantly impacted by an increase in inflation. Interest rates normally increase during periods of rising inflation. Historically, as interest rates increase, mortgage loan production decreases, particularly from loan refinancing. An environment of gradual interest rate increases may, however, signify an improving economy or increasing real estate values, which in turn may stimulate increased home buying activity. Generally, in such periods of reduced mortgage loan production the associated profit margins also decline due to increased competition among mortgage loan originators and to higher unit costs, thus further reducing our loan production earnings. Conversely, in a rising interest rate environment, our loan servicing earnings generally increase because mortgage prepayment rates tend to slow down, thereby extending the average life of our servicing portfolio.
Seasonality
      The mortgage banking industry is generally subject to seasonal trends. These seasonal trends reflect the pattern in the national housing market. Home sales typically rise during the spring and summer seasons and decline during the fall and winter seasons. Seasonality has less of an effect on mortgage refinancing activity, which is primarily driven by prevailing mortgage rates. In addition, mortgage delinquency rates typically rise temporarily in the winter months, driven by mortgagor payment patterns.
Liquidity and Capital Resources

Credit Facilities
      We need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. We need separate credit arrangements to finance these loans until we have aggregated one or more pools for sale or securitization. The amount of credit we seek to have available is based on our expectation of future origination volume.
      We have credit facilities with Bank of America, N.A., Barclays Bank PLC, Bear Stearns Mortgage Capital Corporation, Citigroup Global Markets Realty Corp., Credit Suisse First Boston Mortgage Capital LLC, Deutsche Bank Securities, Inc., IXIS Real Estate Capital Inc. (formerly known as CDC Mortgage Capital Inc.), Morgan Stanley Mortgage Capital Inc., UBS Real Estate Securities, and we also have an asset-backed commercial paper facility. We use these facilities to finance the actual funding of our loan originations and purchases and to aggregate pools of mortgage loans pending sale through securitizations or whole loan sales. We typically sell all of our mortgage loans within one to three months of their funding and pay down the credit facilities with the proceeds.
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
      Asset-backed commercial paper facility. Von Karman Funding Trust, a special-purpose, wholly owned subsidiary of New Century Mortgage Corporation, or New Century Mortgage, has a $2.0 billion asset-backed commercial paper facility. This facility allows for the funding and aggregation of mortgage loans using funds raised through the sale of short-term commercial paper and long-term subordinated notes. The interest and fees that we pay in connection with this facility are similar to the interest rates based on LIBOR that we pay to our other credit facility lenders. This facility will expire in February 2009. As of December 31, 2005, the balance outstanding under the facility was zero.
      Bank of America line of credit. We have a $2.0 billion credit facility with Bank of America, $1.0 billion of which is uncommitted. The agreement allows for both funding of loan originations and aggregation of loans for up to four months pending their sale or securitization. The facility expires in September 2006 and bears interest based on a margin over the one-month LIBOR. As of December 31, 2005, the balance outstanding under the facility was $916.7 million. We expect to either renew or extend this facility prior its expiration.
      Bank of America line of credit. We have a $1.0 billion credit facility with Bank of America, which will be used solely for mortgage loan products originated through Home 123 Corporation. The facility expires in September 2006 and bears interest based on a margin over the one-month LIBOR. As of December 31, 2005, the balance outstanding under the facility was $277.5 million. We expect to either renew or extend this facility prior its expiration.
      Barclays line of credit. We have a $1.0 billion credit facility with Barclays Bank. The agreement allows for both funding of loan originations and aggregation of loans pending their sale or securitization. The facility expires in March 2006 and bears interest based on a margin over one-month LIBOR. As of December 31, 2005, the balance outstanding under the facility was $821.9 million. We expect to either renew or extend this facility prior its expiration.
      Bear Stearns line of credit. We have an $800.0 million uncommitted credit facility with Bear Stearns Mortgage Capital. The facility expires in November 2006 and bears interest based on a margin over one-month LIBOR. As of December 31, 2005, the balance outstanding under this facility was $610.4 million. We expect to renew or extend this facility prior to its expiration.
      Citigroup warehouse line of credit. Our special-purpose, wholly owned subsidiary, New Century Funding SB-1, has a $150.0 million wet funding facility with Citigroup Global Markets Realty. This facility expires in April 2006 and bears interest based on a margin over the one-month LIBOR. As of December 31, 2005, the outstanding balance under the facility was zero. We expect to renew or extend this facility prior to its expiration.
      Citigroup aggregation line of credit. We have a $650.0 million aggregation credit facility with Citigroup Global Markets Realty. This facility expires in April 2006 and bears interest based on a margin over the one-month LIBOR. We may increase the size of this facility to $800 million, provided that the value of the loans outstanding at any one time under both this facility and our $150 million warehouse credit facility described immediately above may not exceed $800 million in the aggregate. As of December 31, 2005, the outstanding balance under this facility was $276.8 million. We expect to renew or extend this facility prior to its expiration.
      Citigroup line of credit for delinquent and problem loans. We have a $150.0 million master loan and security agreement with Citigroup Global Markets Realty that is secured by delinquent or problem loans and by properties we obtain in foreclosures. This credit facility expires in March 2006 and bears interest based on a margin over the one-month LIBOR. As of December 31, 2005, the balance outstanding under this facility was $109.1 million. We expect to renew or extend this facility prior to its expiration.
      Credit Suisse First Boston line of credit. We have a $1.5 billion credit facility with Credit Suisse First Boston Mortgage Capital, $500 million of which is uncommitted. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. This facility expires in December 2006 and bears interest based on a margin over the one-month LIBOR. As of December 31, 2005, the outstanding balance under the facility was $452.2 million. We expect to renew or extend this facility prior to its expiration.
      Deutsche Bank line of credit. We have a $1.0 billion credit facility with DB Structured Products, Inc. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. This facility expires in September 2006 and bears interest based on a margin over the one-month LIBOR. As of December 31, 2005, the outstanding balance under the facility was $441.2 million. We expect to renew or extend this facility prior to its expiration.
      IXIS line of credit. We have a $850.0 million credit facility with IXIS Real Estate Capital, $150 million of which is uncommitted. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. The facility expires in October 2006 and bears interest based on a margin over the one-month LIBOR. As of December 31, 2005, the balance outstanding under this facility was $404.7 million. We expect to renew or extend this facility prior to its expiration.
      Morgan Stanley line of credit. We have a $3.0 billion credit facility with Morgan Stanley Bank and Morgan Stanley Mortgage Capital, Inc. The agreement allows for both the funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. This facility expires in February 2007 and bears interest based on a margin over the one-month LIBOR. As of December 31, 2005, the balance outstanding under this facility was $1.5 billion. We expect to renew or extend this facility prior to its expiration.
      UBS Real Estate Securities line of credit. New Century Mortgage’s special-purpose subsidiary, New Century Funding I, has a $2.0 billion asset-backed note purchase and security agreement with UBS Real Estate Securities, $500 million of which is uncommitted. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. The facility expires in June 2006 and bears interest based on a margin over the one-month LIBOR. As of December 31, 2005, the balance outstanding under this facility was $1.7 billion. We expect to renew or extend this facility prior to its expiration.

Convertible Senior Notes
      On July 8, 2003, New Century TRS closed a private offering of $175.0 million of 3.50% convertible senior notes due July 3, 2008 pursuant to Rule 144A under the Securities Act of 1933. On March 17, 2004, the convertible senior notes became convertible into New Century TRS common stock at a conversion price of $34.80 per share. As a result of the merger that affected our conversion to a REIT, the convertible senior notes became convertible into shares of New Century common stock. As of December 31, 2005, $5,000,000 in aggregate principal amount of convertible senior notes remained outstanding and the convertible senior notes were convertible into 165,815 shares of our common stock. On February 17, 2006, a holder of our convertible senior notes elected to convert the remaining $5,000,000 aggregate principal amount of convertible senior notes into 165,815 shares of our common stock.

Preferred Stock
      In June 2005, we sold 4,500,000 shares of our 9.125% Series A Cumulative Redeemable Preferred Stock, raising $108.7 million in net proceeds. The shares have a liquidation value of $25.00 per share, pay an annual coupon of 9.125% and are not convertible into any other securities. We may, at our option, redeem the Series A Cumulative Redeemable Preferred Stock, in the aggregate or in part, at any time on or after June 21, 2010. As such, this stock is not considered mandatorily or contingently redeemable under the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and is therefore classified as a component of equity.

Securitizations Structured as Financings
      Prior to 2003, we realized net cash proceeds in our securitization transactions in an amount similar to whole loan sales, as a result of NIMS transactions closed concurrently with our securitizations. During the years ended December 31, 2005 and 2004, we completed four and five securitizations structured as financings, respectively, resulting in the recording of loans held for investment as an asset and financing on loans held for investment as a liability. Without a concurrent NIMS transaction, securitizations structured as financings generally require an initial cash investment ranging from approximately 2% to 4% of the principal balance of the loans. Immediately following the securitization, we start to receive interest payments on the underlying mortgage loans and pay interest payments to the bondholders, creating positive cash flow. As the loans age, losses on the portfolio begin to reduce this cash flow.
      For the year ended December 31, 2005, the initial cash investment in securitizations structured as financings was $407.4 million. During 2004, the initial cash investment in securitizations structured as financings was $347.3 million, partially offset by $43.8 million of financing on retained bonds. For the years ended December 31, 2005 and 2004, we received $625.8 million and $347.2 million, respectively, in cash flows from these securitizations.

Other Borrowings
      We periodically enter into equipment financing arrangements that are treated as notes payable for financial statement purposes. As of December 31, 2005 and December 31, 2004, the balances outstanding under these borrowing arrangements were $39.1 million and $37.6 million, respectively.
      During the third quarter of 2003, we entered into a $20.0 million servicer advance agreement, which allows us to borrow up to 95% of servicing advances on our servicing portfolio. As of December 31, 2005, the balance outstanding under this facility was $18.5 million. As of December 31, 2004, the balance outstanding under this facility was $6.5 million. This facility expires in August 2006.

Off-Balance Sheet Arrangements
      We are party to various transactions that have an off-balance sheet component. In connection with our off-balance sheet securitization transactions, as of December 31, 2005, there were $6.9 billion in loans owned by off-balance sheet trusts. The trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to us in the event that the loans in the various trusts do not perform as expected. Because these trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, we have included only our residual interest in these loans on our balance sheet. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these residual assets.
      As of December 31, 2005, in connection with our strategy to mitigate interest rate risk in our mortgage loans held for investment and certain of our mortgage loans held for sale, we had approximately $91.2 billion notional amount of Euro Dollar futures contracts outstanding, expiring between March 2006 and September 2009. The notional amount of Euro Dollar futures contracts is greater than the outstanding balance of items they hedge because we have multiple Euro Dollar futures contracts at various maturities covering the same hedged items for different periods. The fair value of these Euro Dollar futures contracts was $80.5 million as of December 31, 2005, of which $81.5 million is included in prepaid expenses and other assets and $(1.0) million is included in accounts payable and accrued liabilities. In addition, we enter into commitments to fund loans that we intend to sell to investors that set the interest rate of the loans prior to funding. These interest rate lock commitments are considered to be derivatives and are recorded on our balance sheet at fair value. As of December 31, 2005, the approximate value of the underlying principal balance of loan commitments was $674.6 million.

Contractual Obligations
      The following table summarizes our material contractual obligations as of December 31, 2005 (dollars in thousands). The maturity of our financing on mortgage loans held for investment is based on certain prepayment assumptions (see “— Results of Operations” for further details).

		Payment Due By Period

		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years

Notes payable	$39,140	20,999	18,141	—	—
Operating leases	194,117	34,292	65,348	43,692	50,785
Credit facilities on mortgage loans held for sale	7,439,685	7,439,685	—	—	—
Financing on mortgage loans held for investment	16,045,459	5,207,914	6,029,869	2,291,616	2,516,060

Stock Repurchases
      The stock repurchase program of New Century TRS, which was initially approved by the New Century TRS board of directors in the third quarter of 2002, authorized the repurchase of up to 5.8 million shares of New Century TRS common stock. From the time the New Century TRS board of directors approved the New Century TRS stock repurchase program through December 31, 2003, New Century TRS repurchased 4.2 million shares of its common stock. For the year ended December 31, 2004, New Century TRS did not make any stock repurchases.
      In the fourth quarter of 2005, our board of directors approved a new share repurchase program for up to 5 million shares of New Century common stock over the following 12 months. In the fourth quarter of 2005, we repurchased 879,200 shares at an average price of $33.52 per share for an aggregate amount of $29.5 million pursuant to this share repurchase program. We periodically direct our stock transfer agent to cancel repurchased shares. All repurchased common shares were canceled as of December 31, 2005.
      We expect to fund future stock repurchases with excess corporate liquidity. Stock repurchases may be made on the open market through block trades or in privately negotiated sales in accordance with applicable law. The number of shares to be purchased and the timing of the purchases will be based upon the level of our cash balances, general business conditions and other factors including alternative investment opportunities. We may terminate, suspend, reduce or increase the size of the stock repurchase program at any time.

Cash Flow
      For the year ended December 31, 2005, our cash flow from operations increased by $260.1 million to $549.5 million compared to $289.4 million for the same period in 2004. This increase was due primarily to (i) a $41.0 million increase in net income, (ii) a $223.7 million increase due to changes in income tax receivable, (iii) a $145.6 million increase in mortgage loan sales and increases in credit facilities, net of increases in mortgage loans originated or acquired for sale, (iv) a $127.4 million increase due to changes in other assets and liabilities, (v) an increase of $109.6 million of NIR gains, (vi) a $57.8 million increase due to changes in depreciation and amortization, and (vii) a $70.0 million increase due to changes in provision for losses on mortgage loans held for investment. These increases were partially offset by: (i) a decrease of $87.2 million due to non-cash servicing gains, (ii) an increase in initial deposits to over-collateralization accounts of $207.0 million, and (iii) a $185.7 million decrease due to changes in principal payments on mortgage loans held for sale, for the year December 31, 2005 compared to the same period in 2004.
      For the year ended December 31, 2005, our cash flow used in investing activities decreased by $5.3 billion to $3.3 billion compared to $8.6 billion for the same period in 2004. This decrease in cash usage was due to (i) a $4.7 billion increase in principal payments received on mortgage loans held for investment to $7.1 billion for the year ended December 31, 2005 from $2.4 billion in 2004 and (ii) a $746.6 million decrease in mortgage loans originated or acquired for investment to $10.3 billion for the year ended December 31, 2005 from $11.0 billion for the year ended December 31, 2004, partially offset by $80.6 million of cash used to purchase our mortgage origination platform of RBC Mortgage.
      For the year ended December 31, 2005, cash from financing activities decreased by $6.5 billion to $2.4 billion compared to $8.9 billion for the year ended December 31, 2004. This decrease was due mainly to (i) higher repayments of securitization financing on mortgage loans held for investment of $6.9 billion for the year ended December 31, 2005 compared to $2.2 billion for the same period in 2004, (ii) lower net financing on mortgage loans held for investment of $9.8 billion in the year ended December 31, 2005 compared to $10.6 billion for the same period in 2004, (iii) higher common stock dividend payments of $352.5 million for the year ended December 31, 2005 compared to $26.6 million for the same period in 2004 and (iv) a reduction in net proceeds from issuance of common stock from $788.4 million for the year ended December 31, 2004 to $26.5 million for the same period in 2005, partially offset by a decrease in restricted cash to $272.7 million compared to $337.2 million for the same period in 2004 and proceeds from the issuance of preferred stock of $108.7 million for the year ended December 31, 2005.
      For the year ended December 31, 2004, our cash flow from operations was $289.4 million compared to $203.0 million for the same period in 2003. This increase was due primarily to (i) a $130.1 million increase in net income, (ii) a $43.9 million increase in provision for losses on mortgage loans held for investment, (iii) a decrease in deferred income taxes of $141.3 million, and (iv) a $50.2 million increase in depreciation and amortization. These increases were partially offset by (i) an increase in income taxes receivable of $129.9 million, (ii) a cash usage of $84.7 million related to the net change in other assets and liabilities, and (iii) a decrease of $30.9 million in cash received from residual interests in securitizations for the year ended December 31, 2004 compared to the same period in 2003.
      For the year ended December 31, 2004, our cash flow used in investing activities was $8.6 billion compared to $4.8 billion for the same period in 2003. This increase in cash usage was due to $11.0 billion of cash used to acquire mortgage loans for investment for the year ended December 31, 2004 compared to $5.0 billion in 2003, partially offset by $2.4 billion in payments received on our mortgage loans held for investment for the year ended December 31, 2004 compared to $219.2 million for the same period in 2003.
      For the year ended December 31, 2004, cash from financing activities was $8.9 billion compared to $4.7 billion for the year ended December 31, 2003. This increase was due mainly to (i) proceeds from the issuance of stock of $788.4 million, (ii) net financing on mortgage loans held for investment of $10.6 billion in 2004 compared to $4.9 billion in 2003, (iii) proceeds from fixed asset financing (net of repayments) of $18.7 million in 2004 compared to $2.3 million in 2003, and (iv) no stock repurchases in 2004 compared to $72.0 million in 2003. These increases were partially offset by (i) higher repayments of securitization financing on mortgage loans held for investment of $2.2 billion in 2004 compared to $235.5 million in 2003, (ii) an increase in restricted cash of $337.2 million in 2004 compared to $110.6 million in 2003, and (iii) a net of $204.3 million of convertible senior note proceeds received in 2003.
      Our loan origination and purchase and servicing programs require significant cash investments, including the funding of (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities, (ii) commissions paid to sales employees to originate loans, (iii) any difference between the amount funded per loan and the amount advanced under our credit facilities, (iv) our hedging activities, (v) servicing-related advance requirements, and (vi) income tax payments in our taxable REIT subsidiaries. We also require cash to fund securitizations structured as financings, ongoing operating and administrative expenses, dividend payments, and capital expenditures and our stock repurchase program. Our sources of operating cash flow include (i) net interest income, (ii) cash premiums obtained in whole loan sales, (iii) mortgage origination income and fees, (iv) cash flows from residual interests in securitizations, and (v) servicing fee income.

Liquidity Strategy
      We establish target levels of liquidity and capital based on a number of factors including our loan production volume, the general economic environment, the condition of the secondary market for our loans, the size and composition of our balance sheet and our utilization of various interest rate hedging techniques. We also consider those factors that enable us to qualify as a REIT under the requirements of the Code. See “Material U.S. Federal Income Tax Considerations.” Requirements for qualification as a REIT include various restrictions on ownership of New Century stock, requirements concerning distribution of our taxable income and certain restrictions on the nature of our assets and sources of our income. As a REIT, we must distribute at least 90% of our taxable income to our stockholders, 85% of which income we must distribute within the taxable year in order to avoid the imposition of an excise tax. The remaining balance may extend until timely filing of our tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income. If in any tax year we should not qualify as a REIT, we would be taxed as a corporation and distributions to stockholders would not be deductible in computing taxable income. If we were to fail to qualify as a REIT in any tax year, we would not be permitted to qualify for that year and the succeeding four years.
      Our principal strategies to effectively manage our liquidity and capital include managing the percentage of loans sold through whole loan sale transactions, off-balance sheet securitizations, and securitizations structured as financings, including the use of NIM structures as appropriate, giving consideration to whole loan prices, the amount of cash required to finance securitizations structured as financings, the expected returns on such securitizations and REIT qualification requirements. In addition, we may access the capital markets when appropriate to support our business operations. In the fourth quarter of 2005, our board announced and approved a common stock repurchase program. We intend to execute the repurchase program while maintaining our targeted cash and liquidity levels. There can be no assurance that we will be able to achieve these goals and operate in a cash flow-neutral or cash flow-positive basis.
      Subject to the various uncertainties described above, and assuming that we will be able to successfully execute our liquidity strategy, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future, while enabling us to maintain our qualification as a REIT under the requirements of the Code.
      Cash and liquidity, which includes available borrowing capacity, was $530.4 million at December 31, 2005 compared to $987.4 million at December 31, 2004. This decrease in cash and liquidity was due mainly to the deployment of capital raised in connection with our conversion to a REIT in the fourth quarter of 2004, primarily related to our securitizations structured as financings. Available borrowing capacity represents the excess of mortgage loan collateral for our mortgage loans held for sale, net of the amounts borrowed under our short-term credit facilities.

Access Lending Acquisition
      On February 3, 2006, one of our wholly owned subsidiaries, New Century Warehouse Corporation, completed the purchase of certain assets and assumption of certain related liabilities of Access Lending Corporation. Access Lending is a privately held specialty finance company located in Sugar Land, Texas that provides warehouse lending services to middle-market residential-mortgage bankers (mortgage originations approximating $5 million to $100 million per month). Based on Access Lending’s adjusted net assets as of the closing date, the purchase price was approximately $10 million in cash. Additionally, Access Lending is entitled to receive additional payments for two years, based upon profitability.

RBC Mortgage Acquisition
      During the third quarter of 2005, Home123 Corporation, one of our wholly owned subsidiaries, purchased a mortgage origination platform from RBC Mortgage, which has enabled us to expand our mortgage product offerings, our retail presence on a nationwide basis and our channels of distribution, particularly into the realtor and builder channels. Additionally, we believe that being a full-service mortgage provider allows us to build upon the success of our national Home123 branding and marketing campaign.
      The recently-acquired RBC Mortgage origination platform, which is more heavily weighted towards purchase financing as opposed to refinancing transactions, includes approximately 140 branches nationwide and originates residential mortgage loans, consisting primarily of “Alt-A,” “jumbo” and “conforming” mortgages, as well as home equity lines of credit. As expected, these operations negatively affected our net income in the fourth quarter by $4.3 million, including certain integration costs. While the loss was modestly greater than anticipated, we expect the origination platform to be profitable in 2006.

Quarterly Dividend
      On February 2, 2005, we declared a quarterly cash dividend at the rate of $1.55 per share that was paid on April 29, 2005 to stockholders of record at the close of business on April 15, 2005. On May 16, 2005, we declared a quarterly cash dividend at the rate of $1.60 per share that was paid on July 29, 2005 to stockholders of record at the close of business on July 20, 2005. On August 3, 2005, we declared a quarterly cash dividend at the rate of $1.65 per share that was paid on October 31, 2005 to stockholders of record at the close of business on October 20, 2005. On December 16, 2005, we declared a quarterly cash dividend at the rate of $1.70 per share that was paid on January 30, 2006 to stockholders of record at the close of business on December 30, 2005. On March 1, 2006, we declared a quarterly cash dividend at the rate of $1.75 per share that will be paid on April 28, 2006 to stockholders of record at the close of business on March 31, 2006. Any future declarations of dividends will be subject to our earnings, financial position, capital requirements, contractual restrictions and other relevant factors.
      We are required to pay to holders of our Series A Cumulative Redeemable Preferred Stock cumulative dividends from the date of original issuance on June 21, 2005 in the amount of $2.28125 per share each year, which is equivalent to 9.125% of the $25.00 liquidation preference per share. On August 3, 2005, we declared a cash dividend at the rate of $0.63368 per share that was paid on September 30, 2005 to holders of our Series A Cumulative Redeemable Preferred Stock at the close of business on September 1, 2005. The dividend paid on September 30, 2005 was for more than a full quarter. On October 26, 2005, we declared a cash dividend at the rate of $0.5703125 per share that was paid on December 30, 2005 to holders of our Series A Cumulative Redeemable Preferred Stock at the close of business on December 1, 2005. On February 6, 2006, we declared a cash dividend at the rate of $0.5703125 per share that will be paid on March 31, 2006 to holders of our Series A Cumulative Redeemable Preferred Stock at the close of business on March 1, 2006. Future dividends on our Series A Cumulative Redeemable Preferred Stock will be payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, or if not a business day, the prior preceding business day.
Recent Accounting Developments
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Securities and Exchange Commission (“SEC”) registrants originally would have been required to adopt SFAS 123R’s provisions at the beginning of their first interim period after June 15, 2005. On April 14, 2005, the SEC announced that registrants could delay adoption of SFAS 123R’s provisions until the beginning of their next fiscal year. We adopted SFAS 123R on January 1, 2006, using the “modified prospective” transition method. The scope of SFAS 123R includes a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost must be recognized in the income statement over the vesting period of the award. Under the “modified prospective” transition method, awards that are granted, modified or settled beginning at the date of adoption will be measured and accounted for in accordance with SFAS 123R. In addition, expense must be recognized in the statement of income for unvested awards that were granted prior to the date of adoption. The expense will be based on the fair value determined at the grant date. We estimate the 2006 pre-tax expense related to the adoption of SFAS 123R to be approximately $12 million.
      The notes to financial statements disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements. We have currently provided pro forma disclosure as to the impact of SFAS 123 in footnote 1 of the Notes to Condensed Consolidated Financial Statements — Stock-Based Compensation.

FORWARD-LOOKING STATEMENTS
      This annual report on Form 10-K, including our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains or incorporates by reference certain forward-looking statements and we intend that such forward-looking statements be subject to the safe harbor provisions of the federal securities laws. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “plan,” “assume,” “seek to” or other similar expressions, although not all forward-looking statements contain these identifying words. Statements regarding the following subjects contained or incorporated by reference in this offering memorandum are forward-looking by their nature:

•	our business strategy, including our investment of capital to maintain a portfolio of mortgage loans;

•	our ability to manage risk, including credit risk;

•	our understanding of our competition;

•	market trends;

•	projected sources and uses of funds from operations;

•	potential liability with respect to legal proceedings;

•	potential effects of proposed legislation and regulatory action;

•	our expectation that our decisions regarding secondary marketing transactions in 2006 will be based on market conditions and our ability to access external sources of capital;

•	our current intention that we will not structure any securitizations as sales in 2006;

•	our intention to maintain, if not increase, our mortgage loan portfolio by executing securitizations of loans originated through our TRS, and structuring those securitizations as financings;

•	our belief that as we increase our mortgage loan portfolio, our interest income will increase and, in turn, we will have a larger pool of earnings that can be distributed to stockholders;

•	our expectation that our capacity to originate loans at our TRS will enable us to grow our mortgage loan portfolio by providing us with a significant volume of loans at a lower cost and with greater reliability than if we purchased our mortgage loan portfolio from a third party;

•	our plan to grow our production franchise by expanding our product and service offerings through each of our delivery channels;

•	our intention to offer prime and “Alt-A” products through all of our delivery channels by mid-2006;

•	our belief that we can profitably gain market share despite the projected contraction of overall mortgage industry volume in 2006 by expanding the product lines available through each of our delivery channels;

•	our expectation that we may increase our capital and liquidity by accessing the capital markets, when appropriate;

•	our belief that our competitive strengths distinguish our business model from those of other mortgage REITs and residential mortgage lenders and enable us to implement our business strategy;

•	our belief that our taxable REIT subsidiaries have the potential to generate significant earnings through our mortgage loan origination franchise;

•	our belief that the flexibility of our structure and business strategy allows us to provide a broader product offering, better manage our cash flows and respond to changing conditions in the secondary market environment, thus enhancing returns to our stockholders;

•	our belief that our proprietary automated credit grading and pricing methodology gives us the ability to more effectively evaluate credit risk and more efficiently price our products;

•	our belief that our origination process is easier for our borrowers and brokers to use than the origination processes of most of our competitors because of our ability to provide quick responses and consistent and clear procedures;

•	our intention to use a variety of risk management strategies to monitor and address interest rate risk;

•	our belief that our risk management strategies will allow us to monitor and evaluate our exposure to interest rates and manage the risk profile of our mortgage loans held for investment, mortgage loans held for sale and our residual interests in securitizations in response to changes in market conditions;

•	our expectation that we may continue to use derivative financial instruments such as Euro Dollar futures contracts, interest rate cap agreements and interest rate swap agreements and may start using Treasury futures and options on interest rates;

•	our expectation that we may use other hedging instruments including mortgage derivative securities, as necessary;

•	our expectation that, if our board of directors determines that additional financing is required, we may raise funds through additional equity offerings, debt financings, retention of cash flow or a combination of these methods;

•	our expectations with respect to our future financing activities;

•	our expectation that we will grow our Retail Division through the value proposition of the Home123 brand supported by our other retail marketing efforts;

•	our expectation that we will continue to retain the servicing rights on a portion of the mortgage loans sold to third parties in whole mortgage loan sales transactions and on all of the mortgage loans that we hold in our portfolio in the future;

•	our expectation that a significant source of our revenue will continue to be interest income generated from our portfolio of mortgage loans held by our REIT and our qualified REIT subsidiaries;

•	our expectation that we will continue to generate revenue through our taxable REIT subsidiaries from the sale of loans, servicing income and loan origination fees;

•	our beliefs regarding our legal proceedings;

•	our expectation that the primary components of our expenses will be (i) interest expense on our credit facilities, securitizations and other borrowings, (ii) general and administrative expenses and (iii) payroll and related expenses arising from our origination and servicing businesses;

•	our belief that offering a broader range of mortgage products allows us to build upon the success of our national Home123 branding and marketing campaign;

•	our intention that we will increase our interest rates to keep pace with, or exceed, the growth in underlying rates with a view toward preserving or expanding our overall operating margin;

•	our efforts to manage our cost structure to remain efficient even if loan origination volume declines;

•	our expectation that we will continue to focus on maximizing the net execution of our whole loan sales and continue our cost-cutting strategies;

•	our expectation that the acquisition of the origination platform of RBC Mortgage will ultimately allow us to offer a wider range of products to all of our customers and add strong builder and realtor relationships to our loan origination business;

•	our belief that, in light of our current strategy to raise interest rates, our loan production volume may decrease as a result of these higher interest rates on the mortgages we originate;

•	our belief that the positive impact of our steps to strategically increase our interest rates in an effort to improve operating margins will most likely occur in the first and second quarters of 2006;

•	our expectation that the origination platform recently acquired from RBC Mortgage will be profitable in 2006;

•	our belief that our current product mix is sustainable and that our origination strategies and initiatives are consistent with that belief;

•	our belief that if we are successful in maintaining our current product mix, our exposure to interest rate cyclicality will be reduced;

•	our belief that our strict underwriting guidelines and the stronger credit characteristics of our interest only loans mitigate their perceived higher risk;

•	our estimates with respect to our loan loss and repurchase allowances and the underlying assumptions we use to value our residual interests;

•	our beliefs, estimates and assumptions with respect to our critical accounting policies;

•	our estimates and assumptions relating to the interest rate environment, the economic environment, secondary market conditions and the performance of the loans underlying our residual assets and mortgage loans held for investment;

•	our use of a prepayment curve to estimate the prepayment characteristics of our mortgage loans;

•	our intention to retain 20 to 25 percent of our mortgage loan production on our balance sheet;

•	our principal strategies to effectively manage our liquidity and capital;

•	our intention to execute our stock repurchase program while maintaining our targeted cash and liquidity levels;

•	our expectation that we will continue to manage the percentage of loans sold through whole loan sales transactions, off-balance sheet securitizations, and securitizations structured as financings, including the use of NIM structures as appropriate, giving consideration to whole loan prices, the amount of cash required to finance securitizations structured as financings, the expected returns on such securitizations and REIT qualification requirements;

•	our expectation that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future, while enabling us to maintain our qualification as a REIT under the requirements of the Code; and

•	our expectation that any future declarations of dividends on our common stock will be subject to our earnings, financial position, capital requirements, contractual restrictions and other relevant factors.
      You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and are applicable only as of the date on the cover of this annual report on Form 10-K or, in the case of forward-looking statements incorporated by reference, as of the date of the filing that includes the statement. New risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Such factors include, but are not limited to:

•	those identified under the “Risk Factors” section of this annual report on Form 10-K;

•	those identified from time to time in the our public filings with the Securities and Exchange Commission;

•	the negative impact of economic slowdowns or recessions;

•	the effect of changes in interest rates;

•	the condition of the secondary markets for our products;

•	our ability to expand origination volume while maintaining low overhead;

•	our access to funding sources and our ability to renew, replace or add to our existing repurchase arrangements and existing credit facilities on terms comparable to the current terms;

•	the initiation of a margin call under our credit facilities;

•	the assumptions underlying our residual values and repurchase and loan loss allowances, including our loan loss assumptions with respect to Hurricanes Katrina, Rita and Wilma;

•	the impact of new state or federal legislation or court decisions on our operations;

•	the impact of more vigorous and aggressive enforcement actions by federal or state regulators;

•	the impact of new state or federal legislation or court decisions restricting the activities of lenders or suppliers of credit in our market;

•	an increase in the prepayment speed or default rate of our borrowers;

•	the effect of competition from finance and mortgage banking companies and from Internet-based lending companies;

•	our ability to adequately hedge our residual values, cash flows and fair values;

•	the assumptions required by our critical accounting policies;

•	the performance of the loans underlying our residual assets and mortgage loans held for investment;

•	the ability of our servicing operations to maintain high performance standards;

•	our limited experience managing a REIT;

•	our ability to maintain REIT status;

•	our ability to attract and retain qualified employees, including, in particular, our senior executives;

•	the stability of residential property values;

•	our ability to adapt to and implement technological changes;

•	our ability to close our forward sale commitments;

•	management’s ability to manage our growth and planned expansion; and

•	the outcome of litigation or regulatory actions pending against us.
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
General
      We carry interest-sensitive assets on our balance sheet that are financed by interest-sensitive liabilities. Since the interval for re-pricing of the assets and liabilities is not matched, we are subject to interest-rate risk. A sudden, sustained increase or decrease in interest rates would affect our net interest income, as well as the fair value of our mortgage loans held for investment and related financing and our residual interests in securitizations. We employ hedging strategies designed to manage some of the interest-rate risks inherent in our assets and liabilities. These strategies are designed to create gains when movements in interest rates cause our cash flows and/or the value of our assets to decline, and result in losses when movements in interest rates cause our net cash flows and/or the value of our net assets to increase.
      Changes in market interest rates affect our estimations of the fair value of mortgage loans held for sale and the fair value of our mortgage loans held for investment and related derivatives. The changes in fair value that are stated below are derived based upon hypothetical immediate and equal changes to market interest rates of various maturities. The effects of the hypothetical adjustment to the base or current interest rate curve are adjusted by the levels shown below (dollars in thousands):

As of December 31, 2005:
Hypothetical Change in Interest Rate (basis points)	+50	+100	-50	-100

Change in fair value of residual interests in securitizations	$(15,440)	(30,801)	14,457	28,716
Change in fair value of derivatives related to residual interests in securitizations	12,913	25,825	(12,913)	(25,825)
Change in fair value of mortgage loans held for investment	(86,166)	(169,337)	89,367	176,368
Change in fair value of derivatives related to financing on mortgage loans held for investment	82,038	164,075	(82,038)	(164,075)

Net change	$(6,655)	(10,238)	8,873	15,184

As of December 31, 2004:
Hypothetical Change in Interest Rate (basis points)	+50	+100	-50	-100

Change in fair value of residual interests in securitizations	$(550)	(1,869)	474	1,425
Change in fair value of derivatives related to residual interests in securitizations	1,138	2,275	(1,138)	(2,275)
Change in fair value of mortgage loans held for investment	(79,008)	(158,523)	68,012	138,502
Change in fair value of derivatives related to financing on mortgage loans held for investment	66,013	132,025	(66,013)	(132,025)

Net change	$(12,407)	(26,092)	1,335	5,627

Item 8.	Financial Statements and Supplementary Data
      Information with respect to this item is set forth in the Consolidated Financial Statements and is incorporated herein by reference. See “Index to Consolidated Financial Statements.”

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
      As of December 31, 2005, the end of our fourth quarter, our management, including our Chief Executive Officer, Vice Chairman-Finance, Chief Financial Officer, and President and Chief Operating Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer, Vice Chairman-Finance, Chief Financial Officer and President and Chief Operating Officer concluded, as of December 31, 2005, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)	Management’s Report on Internal Control over Financial Reporting
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
      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Not included in this evaluation of our internal control over financial reporting was an evaluation of the mortgage origination platform that Home123 Corporation, our indirect wholly owned subsidiary, acquired from RBC Mortgage Company in September 2005. The total fiscal year 2005 revenue of the recently acquired mortgage origination platform was approximately $59.6 million and total assets as of December 31, 2005 were $1.2 billion. Based on our assessment, management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.
      Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, the independent registered public accounting firm who also audited our consolidated financial statements. KPMG’s report on management’s assessment of our internal control over financial reporting appears on page F-3 hereof.

(c)	Changes in Internal Control Over Financial Reporting
      There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this report relates that have materially affected, or are likely to materially affect, our internal control over financial reporting.
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
      The names and ages of our executive officers and the positions each of them has held for the past five years are included in Part I of this Form 10-K as permitted by the General Instruction G(3). The information required by this item regarding our directors will be included in our proxy statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2005 under the captions “Proposals You May Vote On — Proposal 1 — Election of Directors” and “Corporate Governance.” As of the filing date of this Current Report on Form 10-K, seven out of 10 of our directors are independent within the meaning of the Securities and Exchange Commission regulations and the NYSE independence standards.
Audit Committee Financial Expert
      Our Board of Directors has determined that each of the members of our Audit Committee, Marilyn A. Alexander, Donald E. Lange, Michael M. Sachs and Richard A Zona, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act. Each of Ms. Alexander and Messrs. Lange, Sachs and Zona is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.
Audit Committee
      We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee are Ms. Marilyn Alexander and Messrs. Donald E. Lange, Michael M. Sachs and Richard A. Zona. Mr. Sachs is the Chairman of our Audit Committee.
Code of Ethics
      We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees and a Code of Ethics for Senior Financial Officers applicable to our Chief Executive Officer, Vice Chairman-Finance, President and Chief Operating Officer, Chief Financial Officer and other of our senior financial officers. Both our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers are posted on the Investor Relations section of our Web site at http://www.ncen.com/ investor relations/corporate governance/index.html. We intend to satisfy the disclosure requirements regarding any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics or Code of Ethics for Senior Financial Officers by disclosing such matters in the Investor Relations section of our Web site. Any stockholder may obtain a copy of these codes free of charge by sending a request in writing to: New Century Financial Corporation, Investor Relations Department, 18400 Von Karman, Suite 1000, Irvine, California 92612, or emailing our Vice President of Investor Relations, Ms. Carrie Marrelli, at cmarrell@ncen.com.
Corporate Governance Guidelines
      We have adopted Corporate Governance Guidelines, which are posted on the Investor Relations section of our Web site at http://www.ncen.com/investor relations/corporate governance/index.html. Any stockholder may obtain a copy of our Corporate Governance Guidelines free of charge by sending a request in writing to: New Century Financial Corporation, Investor Relations Department, 18400 Von Karman, Suite 1000, Irvine, California 92612, or emailing our Vice President of Investor Relations, Ms. Carrie Marrelli, at cmarrell@ncen.com.
Section 16(a) Beneficial Ownership Reporting Compliance
      The information required by this item will be included in our proxy statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2005, under the caption “Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by this reference as if set forth in full herein.

Item 11.	Executive Compensation
      The information required by this item will be included in our proxy statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2005, under the captions “Executive Compensation,” “Corporate Governance,” “Report of Compensation Committee” and “Performance Graph” and is incorporated herein by this reference as if set forth in full herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Directors and Executive Officers and Related Stockholder Matters
      The information required by this item will be included in our proxy statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2005, under the caption “Security Ownership of Certain Beneficial Owners and Directors and Executive Officers,” and is incorporated herein by this reference as if set forth in full herein.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item will be included in our proxy statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2005, under the caption “Certain Relationships and Related Transactions,” and is incorporated herein by this reference as if set forth in full herein.

Item 14.	Principal Accountant Fees and Services
      The information required by this item will be included in our proxy statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2005, under the caption “Corporate Governance,” and is incorporated herein by this reference as if set forth in full herein.

PART IV

Item 15.	Exhibits and Financial Statements and Schedules
     (a) Financial Statements and Schedules:

1. Consolidated Financial Statements — See “Index to Consolidated Financial Statements”

2. Consolidated Financial Statement Schedule — See “Index to Consolidated Financial Statements”
     (b) Exhibits:
      The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of April 21, 2004, by and among New Century TRS Holdings, Inc. (f/k/a New Century Financial Corporation), New Century Financial Corporation (f/k/a New Century REIT, Inc.) and NC Merger Sub, Inc.(26)
3.1	Articles of Amendment and Restatement of New Century Financial Corporation.(56)
3.2	Certificate of Correction to the Articles of Amendment and Restatement of New Century Financial Corporation, dated as of January 13, 2006 and filed with the State Department of Assessments and Taxation of the State of Maryland on January 20, 2006.(88)
3.3	Amended and Restated Bylaws of New Century Financial Corporation.(56)
3.4	Second Amended and Restated Bylaws of New Century Financial Corporation.(76)
3.5	Third Amended and Restated Bylaws of New Century Financial Corporation.(83)
3.6	Articles Supplementary of New Century Financial Corporation.(48)
3.7	Articles Supplementary of New Century Financial Corporation relating to 9.125% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share. (72)
4.1	Registration Rights Agreement, dated May 30, 1997, by and between New Century TRS Holdings, Inc. and certain of its stockholders.(1)
4.2	Indenture, dated as of July 8, 2003, between New Century TRS Holdings, Inc. and Wells Fargo Bank, National Association.(21)
4.3	First Supplemental Indenture, dated as of September 30, 2004, by and among New Century TRS Holdings, Inc., New Century Financial Corporation and Wells Fargo Bank, National Association.(48)
4.4	Second Supplemental Indenture, dated as of February 14, 2005, by and among New Century TRS Holdings, Inc., New Century Financial Corporation and Wells Fargo Bank, National Association.(67)
4.5	Registration Rights Agreement, dated as of October 6, 2004, by and between New Century Financial Corporation and Friedman, Billings, Ramsey Group, Inc.(50)
4.6	Specimen Certificate for New Century Financial Corporation’s Common Stock (incorporated by reference to the joint filing of New Century Financial Corporation’s Form S-3 Registration Statement (333-119753) and New Century TRS Holdings, Inc.’s Post-Effective Amendment No. 3 to the Registration Statement (No. 333-109727) on Form S-3, as filed with the Securities and Exchange Commission on October 14, 2004.)
10.1	Industrial Lease, dated October 11, 1999, between New Century TRS Holdings, Inc. and The Irvine Company.(4)
10.2	Master Loan & Security Agreement, among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corp., dated April 1, 2000.(3)
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

Exhibit
Number	Description of Document

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

Exhibit
Number	Description of Document

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
(b) Amendment Number Two to Amended and Restated Master Repurchase Agreement, dated as of May 5, 2005, by and between New Century Funding A and Bank of America, N.A.†
(c) Amendment Number Three to Amended and Restated Master Repurchase Agreement, dated as of July 6, 2005, by and between New Century Funding A and Bank of America, N.A.(84)
(d) Amendment Number Four to Amended and Restated Master Repurchase Agreement, dated as of August 5, 2005, by and between New Century Funding A and Bank of America, N.A.(84)
(e) Amendment Number Five to Amended and Restated Master Repurchase Agreement, dated as of August 9, 2005, by and between New Century Funding A and Bank of America, N.A.(84)
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

Exhibit
Number	Description of Document

10.22	Unit Purchase Agreement, dated as of May 24, 2002, among Gary Busacca, Marc Loewenthal, Jeffrey Lemieux, David Logsdon, eGarden, Inc., and New Century Mortgage Corporation.(12)
10.23	Master Repurchase Agreement, dated as of May 30, 2002, between Salomon Brothers Realty Corp. and New Century Funding SB-1.(12)
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
(i) Amendment Number Nine to the Master Repurchase Agreement, dated as of March 30, 2005, by and between New Century Funding SB-1 and Citigroup Global Markets Realty Corp.(71)
(j) Amendment Number Ten to the Master Repurchase Agreement, dated as of June 1, 2005, by and between New Century Funding SB-1 and Citigroup Global Markets Realty Corp. †
(k) Amendment Number Eleven to the Master Repurchase Agreement, dated as of September 28, 2005, between New Century Funding SB-1 and Citigroup Global Markets Realty Corp.(84)
(l) Amendment Number Twelve to the Master Repurchase Agreement, dated as of December 28, 2005, by and between New Century Funding SB-1 and Citigroup Global Markets Realty Corp. †
(m) Amendment Number Thirteen to the Master Repurchase Agreement, dated as of January 20, 2006, by and between New Century Funding SB-1 and Citigroup Global Markets Realty Corp. †
(n) Amendment Number Fourteen to the Master Repurchase Agreement, dated as of February 28, 2006, by and between New Century Funding SB-1 and Citigroup Global Markets Realty Corp. †
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

Exhibit
Number	Description of Document

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
(c) Amendment Number Three to the Servicer Advance Financing Facility Agreement, dated as of August 25, 2005, between New Century Mortgage Corporation and Citigroup Global Markets Realty Corp.(84)
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

Exhibit
Number	Description of Document

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

Exhibit
Number	Description of Document

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
(c) Amendment No. 3 to Third Amended and Restated Master Repurchase Agreement, dated as of March 7, 2005, by and among New Century Mortgage Corporation, NC Residual II Corporation, NC Capital Corporation, New Century Credit Corporation and IXIS Real Estate Capital Inc. (formerly known as CDC Mortgage Capital Inc.).(69)
(d) Amendment No. 4 to Third Amended and Restated Master Repurchase Agreement, dated as of May 5, 2005, by and among New Century Mortgage Corporation, NC Residual II Corporation, NC Capital Corporation, New Century Credit Corporation and IXIS Real Estate Capital Inc. (formerly known as CDC Mortgage Capital Inc.).†
(e) Amendment No. 5 to Third Amended and Restated Master Repurchase Agreement, dated as of May 27, 2005, by and among New Century Mortgage Corporation, NC Residual II Corporation, NC Capital Corporation, New Century Credit Corporation and IXIS Real Estate Capital Inc. (formerly known as CDC Mortgage Capital Inc.).†
(f) Amendment No. 6 to Third Amended and Restated Master Repurchase Agreement, dated as of July 31, 2005, by and among New Century Mortgage Corporation, NC Residual II Corporation, NC Capital Corporation, New Century Credit Corporation and IXIS Real Estate Capital Inc.(84)
10.56	Guarantee, dated as of September 29, 2004, by New Century Financial Corporation in favor of CDC Mortgage Capital Inc.(49)
10.57	Form of Indemnification Agreement between New Century Financial Corporation and each of its executive officers and directors.(2)*
10.58	1995 Stock Option Plan (incorporated by reference from New Century TRS Holdings, Inc.’s Form S-8 Registration Statement No. 333-105624), as amended.*
10.59	Form of Equalization Nonqualified Stock Option granted to Edward Gotschall in December 1996.(1)*
10.60	Form of Director Stock Option Agreement.(72)
10.61	Form of Performance-Based Award Agreement (6-Month Period Ending June 30, 2006).(91)*
10.62	Form of Performance-Based Award Agreement (12-Month Period Ending December 31, 2006).(91)*
10.63	Employee Stock Purchase Plan, as amended.(13)*
10.64	Deferred Compensation Plan, Amended and Restated July 1, 2004.(47)*

Exhibit
Number	Description of Document

10.65	1999 Incentive Compensation Plan (incorporated by reference from New Century Financial Corporation’s Proxy Statement as filed with the Securities and Exchange Commission on April 2, 1999).*
10.66	Directors Deferred Compensation Plan.(24)*
10.67	Form of Executive Officers’ Employment Agreement, dated as of January 1, 2004.(24)*
(a) Form of First Amendment to Executive Officers’ Employment Agreements.(48)*
10.68	Form of New Century Financial Corporation 2004 Performance Incentive Plan. (attached as Annex D to the proxy statement/ prospectus that is part of New Century Financial Corporation’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 22, 2004).*
10.69	Second Amended and Restated Guaranty and Pledge Agreement, dated as of October 1, 2004, among New Century Financial Corporation, New Century Mortgage Corporation and Bank of America, N.A.(49)
10.70	Assignment and Assumption Agreement, dated as of September 30, 2004, among New Century Mortgage Corporation, NC Residual II Corporation, New Century Funding I, New Century Financial Corporation and New Century TRS Holdings, Inc.(49)
10.71	Amended and Restated Purchase and Sale Agreement, dated as of October 1, 2004, among NC Capital Corporation, New Century Credit Corporation, New Century Mortgage Corporation and Citigroup Global Markets Realty Corp.(49)
10.72	Amended and Restated Letter Agreement, dated as of October 1, 2004, among NC Capital Corporation, New Century Credit Corporation, New Century Mortgage Corporation and Citigroup Global Markets Realty Corp.(49)
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
(e) Amendment Number Five to the Amended and Restated Letter Agreement, dated as of January 28, 2005, by and among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation and Citigroup Global Markets Realty Corp.(71)
(f) Amendment Number Six to the Amended and Restated Letter Agreement, dated as of June 14, 2005, by and among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation and Citigroup Global Markets Realty Corp. †
(g) Amendment Number Seven to Amended and Restated Letter Agreement, dated as of September 28, 2005, by and among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation and Citigroup Global Markets Realty Corp.(84)
(h) Amendment Number Eight to the Amended and Restated Letter Agreement, dated as of December 28, 2005, by and among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation and Citigroup Global Markets Realty Corp. †
(i) Amendment Number Nine to the Amended and Restated Letter Agreement, dated as of January 20, 2006, by and among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation and Citigroup Global Markets Realty Corp. †

Exhibit
Number	Description of Document

(j) Amendment Number Ten to the Amended and Restated Letter Agreement, dated as of February 27, 2006, by and among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation and Citigroup Global Markets Realty Corp. †
10.73	Limited Guaranty, dated as of October 1, 2004, by New Century Financial Corporation in favor of Citigroup Global Markets Realty Corp.(49)
10.74	Amendment to Certain Program Documents in relation to the Von Karman Funding LLC Secured Liquidity Notes Program 2003, dated as of September 30, 2004, between Von Karman Funding LLC, New Century Mortgage Corporation and Deutsche Bank Company Americas.(49)
10.75	Third Amended and Restated Master Loan and Security Agreement, dated as of October 1, 2004, among New Century Mortgage Corporation, NC Capital Corporation, NC Residual II Corporation, New Century Credit Corporation, Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc.(50)
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
10.76	Guaranty, dated as of October 1, 2004, by New Century Financial Corporation in favor of Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc.(50)
10.77	Termination of Guaranty, dated as of October 1, 2004, among New Century Financial Corporation, New Century TRS Holdings, Inc., Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc.(50)
10.78	Guaranty of New Century Financial Corporation, dated as of October 21, 2004, by New Century Financial Corporation in favor of Citibank, N.A.(53)
10.79	Letter Agreement, dated as of October 29, 2004, among New Century Credit Corporation, NC Capital Corporation, NC Residual II Corporation and Bear Stearns Mortgage Capital Corporation.(54)
10.80	Purchase Agreement by and between New Century Financial Corporation and New Century TRS Holdings, Inc., dated November 3, 2004.(55)
10.81	Master Repurchase Agreement dated as of November 12, 2004, among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation, NC Residual II Corporation and Barclays Bank PLC.(57)
(a) Amendment No. 1 to Master Repurchase Agreement, dated as of August 30, 2005, by and among NC Capital Corporation, New Century Credit Corporation, New Century Mortgage Corporation, NC Residual II Corporation and Barclays Bank PLC.(79)
(b) Amendment No. 2 to Master Repurchase Agreement, dated as of November 8, 2005, by and among NC Capital Corporation, New Century Credit Corporation, New Century Mortgage Corporation, NC Residual II Corporation and Barclays Bank PLC. †
(c) Amendment No. 3 to Master Repurchase Agreement, dated as of December 23, 2005, by and among NC Capital Corporation, New Century Credit Corporation, New Century Mortgage Corporation, NC Residual II Corporation and Barclays Bank PLC. †
(d) Amendment No. 4 to Master Repurchase Agreement, dated as of January 26, 2006, by and among NC Capital Corporation, New Century Credit Corporation, New Century Mortgage Corporation, NC Asset Holding, L.P. (as successor to NC Residual II Corporation) and Barclays Bank PLC. †

Exhibit
Number	Description of Document

(e) Amendment No. 5 to Master Repurchase Agreement, dated as of February 14, 2006, by and among NC Capital Corporation, New Century Credit Corporation, New Century Mortgage Corporation, NC Asset Holding, L.P. (as successor to NC Residual II Corporation) and Barclays Bank PLC. †
(f) Amendment No. 6 to Master Repurchase Agreement, dated as of February 24, 2006, by and among NC Capital Corporation, New Century Credit Corporation, New Century Mortgage Corporation, NC Asset Holding, L.P. (as successor to NC Residual II Corporation) and Barclays Bank PLC. †
(g) Amendment No. 7 to Master Repurchase Agreement, dated as of March 7, 2006, by and among NC Capital Corporation, New Century Credit Corporation, New Century Mortgage Corporation, NC Asset Holding, L.P. (as successor to NC Residual II Corporation) and Barclays Bank PLC.†
10.82	Guaranty dated as of November 12, 2004, by New Century Financial Corporation in favor of Barclays Bank PLC.(57)
10.83	Letter Agreement, dated as of November 30, 2004, among New Century Credit Corporation, NC Capital Corporation, NC Residual II Corporation and Bear Stearns Mortgage Capital Corporation.(58)
10.84	Sublease, dated as of December 1, 2004, between New Century Mortgage Corporation and Ingram Micro Inc.(59)
10.85	Employment Agreement, dated as of December 16, 2004, between New Century Financial Corporation and Patti M. Dodge.(60)*
10.86	Amended and Restated Employment Agreement, dated as of September 1, 2004, between New Century Financial Corporation and Kevin M. Cloyd.(70)*
10.87	Master Repurchase Agreement dated as of December 22, 2004, among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation, NC Residual II Corporation, New Century Financial Corporation and Credit Suisse First Boston Mortgage Capital LLC.(61)
(a) Amendment No. 1 to Master Repurchase Agreement, dated as of August 26, 2005, by and among NC Capital Corporation, New Century Credit Corporation, New Century Mortgage Corporation, NC Residual II Corporation, New Century Financial Corporation and Credit Suisse First Boston Mortgage Capital LLC.(78)
(b) Amendment No. 2 and Joinder to Master Repurchase Agreement, dated as of September 2, 2005, by and among New Century Financial Corporation, NC Capital Corporation, New Century Credit Corporation, New Century Mortgage Corporation, NC Residual II Corporation, Home123 Corporation, Loan Partners Mortgage, Ltd., Kingston Mortgage Company, Ltd., Compufund Mortgage Company, Ltd., WRT Financial Limited Partnership, Peachtree Residential Mortgage, L.P., Residential Prime Lending Limited Partnership, Team Home Lending, Ltd., Sutter Buttes Mortgage, L.P., Midwest Home Mortgage Ltd., Austin Mortgage, L.P., Capital Pacific Home Loans, L.P., Golden Oak Mortgage, L.P., Northwest Capital Mortgage, L.P., scFinance, L.P., Ad Astra Mortgage, Ltd. and Credit Suisse First Boston Mortgage Capital LLC.(80)
(c) Amendment No. 3 and Joinder to Master Repurchase Agreement, dated as of November 30, 2005, by and among New Century Financial Corporation, NC Capital Corporation, New Century Credit Corporation, New Century Mortgage Corporation, NC Residual II Corporation, Home123 Corporation, New Century Mortgage Ventures, LLC, Loan Partners Mortgage, Ltd., Kingston Mortgage Company, Ltd., Compufund Mortgage Company, Ltd., WRT Financial Limited Partnership, Peachtree Residential Mortgage, L.P., Residential Prime Lending Limited Partnership, Team Home Lending, Ltd., Sutter Buttes Mortgage, L.P., Midwest Home Mortgage Ltd., Austin Mortgage, L.P., Capital Pacific Home Loans, L.P., Golden Oak Mortgage, L.P., Northwest Capital Mortgage, L.P., scFinance, L.P., Ad Astra Mortgage, Ltd. and Credit Suisse First Boston Mortgage Capital LLC. †

Exhibit
Number	Description of Document

(d) Amendment No. 4 to Master Repurchase Agreement, dated as of December 30, 2005, by and among New Century Financial Corporation, NC Capital Corporation, New Century Credit Corporation, New Century Mortgage Corporation, NC Asset Holding, L.P., Home123 Corporation, New Century Mortgage Ventures, LLC, Loan Partners Mortgage, Ltd., Kingston Mortgage Company, Ltd., Compufund Mortgage Company, Ltd., WRT Financial Limited Partnership, Peachtree Residential Mortgage, L.P., Residential Prime Lending Limited Partnership, Team Home Lending, Ltd., Sutter Buttes Mortgage, L.P., Midwest Home Mortgage Ltd., Austin Mortgage, L.P., Capital Pacific Home Loans, L.P., Golden Oak Mortgage, L.P., Northwest Capital Mortgage, L.P., scFinance, L.P., Ad Astra Mortgage, Ltd. and Credit Suisse First Boston Mortgage Capital LLC. †
10.88	Guaranty dated as of December 22, 2004, by New Century Financial Corporation in favor of Credit Suisse First Boston Mortgage Capital LLC.(61)
10.89	Sublease dated as of December 22, 2004, between New Century Financial Corporation and ConAgra Foods, Inc.(61)
10.90	Amended and Restated Master Repurchase Agreement, dated as of December 29, 2004, among New Century Mortgage Corporation, New Century Financial Corporation and Citigroup Global Markets Realty Corp.(62)
10.91	Guaranty Agreement, dated as of December 29, 2004, between New Century Financial Corporation and Citigroup Global Markets Realty Corp.(62)
10.92	Amended and Restated Master Loan and Security Agreement, dated as of December 29, 2004, among New Century Mortgage Corporation, New Century Financial Corporation, NC Capital Corporation and Citigroup Global Markets Realty Corp.(62)
(a) Amendment Number One to the Amended and Restated Purchase and Sale Agreement, dated as of January 28, 2005, by and among NC Capital Corporation, New Century Credit Corporation and Citigroup Global Markets Realty Corp.(65)
10.93	Guaranty Agreement, dated as of December 29, 2004, between New Century Financial Corporation and Citigroup Global Markets Realty Corp.(62)
10.94	Guaranty, dated as of December 30, 2004, by New Century Financial Corporation in favor of Bear Stearns Mortgage Capital Corporation.(63)
10.95	Lease, dated as of February 8, 2005, between New Century Financial Corporation and Maguire Properties-Park Place, LLC.(66)
10.96	Lease, dated as of February 8, 2005, between New Century Financial Corporation and Maguire Properties-3121 Michelson, LLC.(66)
10.97	Master Loan and Security Agreement, dated as of March 1, 2005, by and among NC Capital Corporation, New Century Credit Corporation, NC Residual II Corporation, New Century Mortgage Corporation, Morgan Stanley Bank, Morgan Stanley Mortgage Capital Inc. and Concord Minutemen Capital Company, LLC.(68)
(a) Amendment No. 1 to the Master Loan and Security Agreement, dated as of May 10, 2005, by and among NC Capital Corporation, New Century Credit Corporation, NC Residual II Corporation, New Century Mortgage Corporation, Morgan Stanley Bank, Morgan Stanley Mortgage Capital Inc. and Concord Minutemen Capital Company, LLC.†
(b) Amendment No. 2 to the Master Loan and Security Agreement, dated as of August 22, 2005, by and among NC Capital Corporation, New Century Credit Corporation, NC Residual II Corporation, New Century Mortgage Corporation, Morgan Stanley Bank, Morgan Stanley Mortgage Capital Inc. and Concord Minutemen Capital Company, LLC.(77)
10.98	Guaranty dated as of March 1, 2005, by New Century Financial Corporation in favor of Morgan Stanley Bank, Morgan Stanley Mortgage Capital Inc. and Concord Minutemen Capital Company, LLC.(68)
10.99	Lease, dated as of May 26, 2005, between New Century Financial Corporation and Maguire Properties — 3161 Michelson, LLC.(73)

Exhibit
Number	Description of Document

10.100	Agreement, dated as of June 24, 2005, between New Century Financial Corporation and Patrick J. Flanagan.(74)*
10.101	Letter Agreement, dated as of June 24, 2005, between New Century Financial Corporation and Patrick J. Flanagan.(74)*
10.102	Performance-Based Award Agreement, dated as of June 24, 2005, between New Century Financial Corporation and Patrick J. Flanagan.(74)*
10.103	Dividend Equivalent Rights Award Agreement, dated as of June 24, 2005, between New Century Financial Corporation and Patrick J. Flanagan.(74)*
10.104	Performance-Accelerated Restricted Stock Award Agreement, dated as of June 24, 2005, between New Century Financial Corporation and Patrick J. Flanagan.(74)*
10.105	Second Amended and Restated Master Loan and Security Agreement, dated as of June 27, 2005, among New Century Mortgage Corporation, NC Capital Corporation, New Century Financial Corporation and Citigroup Global Markets Realty Corp.(74)
(a) Amendment No. 1 to Second Amended and Restated Master Loan and Security Agreement, dated as of December 28, 2005, among New Century Mortgage Corporation, NC Capital Corporation, New Century Financial Corporation and Citigroup Global Markets Realty Corp.†
(b) Amendment No. 2 to Second Amended and Restated Master Loan and Security Agreement, dated as of February 27, 2006, among New Century Mortgage Corporation, NC Capital Corporation, New Century Financial Corporation and Citigroup Global Markets Realty Corp.†
10.106	Sublease, dated as of June 23, 2005, between New Century Financial Corporation and the State of California, acting by and through its Director of General Services.(75)
10.107	Letter Agreement, dated as of August 25, 2005, by and among NC Capital Corporation, New Century Credit Corporation, New Century Mortgage Corporation, NC Residual II Corporation and IXIS Real Estate Capital Inc.(78)
10.108	Amended and Restated Master Repurchase Agreement, dated as of August 18, 2005, by and among NC Capital Corporation, New Century Credit Corporation, NC Residual II Corporation and Bear Stearns Mortgage Capital Corporation.(78)
(a) Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of October 27, 2005, by and among Bear Stearns Mortgage Capital Corporation, NC Capital Corporation, NC Residual II Corporation and New Century Credit Corporation.(84)
(b) Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of November 28, 2005, by and among Bear Stearns Mortgage Capital Corporation, NC Capital Corporation, NC Residual II Corporation, Home 123 Corporation and New Century Credit Corporation.†
10.109	Master Repurchase Agreement, dated as of August 26, 2005, by and among NC Capital Corporation, New Century Credit Corporation, NC Residual II Corporation and Concord Minutemen Capital Company, LLC.(78)
10.110	Guaranty, dated as of August 18, 2005, by New Century Financial Corporation in favor of Bear Stearns Mortgage Capital Corporation.(78)
10.111	Master Repurchase Agreement, dated as of September 2, 2005, by and among NC Capital Corporation, New Century Credit Corporation, Home123 Corporation, New Century Mortgage Corporation, DB Structured Products, Inc., Aspen Funding Corp., Newport Funding Corp. and Gemini Securitization Corp., LLC.(80)
10.112	Guaranty Agreement, dated as of September 2, 2005, made by New Century Financial Corporation in favor of DB Structured Products, Inc., Aspen Funding Corp., Newport Funding Corp. and Gemini Securitization Corp., LLC.(80)
10.113	Master Repurchase Agreement, dated as of September 2, 2005, by and among NC Capital Corporation, New Century Credit Corporation, Home123 Corporation, New Century Mortgage Corporation, New Century Financial Corporation and Bank of America, N.A.(80)

Exhibit
Number	Description of Document

10.114	Guaranty, dated as of September 2, 2005, made by New Century Financial Corporation in favor of Bank of America, N.A.(80)
10.115	Second Amended and Restated Master Repurchase Agreement, dated as of September 15, 2005, by and among New Century Financial Corporation, NC Capital Corporation, New Century Credit Corporation, New Century Mortgage Corporation, NC Residual II Corporation and Bank of America, N.A.(81)
10.116	Third Amended and Restated Guaranty, dated as of September 15, 2005, by and between New Century Financial Corporation and Bank of America, N.A.(81)
10.117	Fourth Amended and Restated Master Repurchase Agreement, dated as of October 11, 2005, by and among New Century Mortgage Corporation, NC Capital Corporation, NC Residual II Corporation, New Century Credit Corporation, Home123 Corporation and IXIS Real Estate Capital Inc.(82)
10.118	Letter Agreement, dated as of September 9, 2005, by and among New Century Mortgage Corporation, NC Capital Corporation, NC Residual II Corporation, New Century Credit Corporation and IXIS Real Estate Capital Inc.(84)
10.119	Omnibus Amendment No. 1, dated as of October 13, 2005, among New Century Funding I, New Century Mortgage Corporation, NC Residual II Corporation, New Century Financial Corporation, NC Capital Corporation, Home123 Corporation, New Century Credit Corporation, Deutsche Bank National Trust Company and UBS Real Estate Securities, Inc.(84)
10.120	Master Loan and Security Agreement, dated as of November 15, 2005, by and among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation, NC Residual II Corporation and Morgan Stanley Mortgage Capital Inc.(85)
(a) Amendment No. 1 to Master Loan and Security Agreement, dated as of November 16, 2005, by and among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation, NC Residual II Corporation and Morgan Stanley Mortgage Capital Inc.(85)
10.121	Guaranty, dated as of November 15, 2005, by New Century Financial Corporation in favor of Morgan Stanley Mortgage Capital Inc.(85)
10.122	Master Repurchase Agreement, dated as of December 12, 2005, by and among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation, Home123 Corporation, NC Residual II Corporation, Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc.(86)
(a) Amendment No. 1 to Master Repurchase Agreement, dated as of February 23, 2006, by and among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation, Home123 Corporation, NC Asset Holding, L.P. (as successor by conversion to NC Residual II Corporation), Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc.†
10.123	Guaranty, dated as of December 12, 2005, by New Century Financial Corporation in favor of Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc.(86)
10.124	Employment Agreement, dated as of December 27, 2005, between New Century Financial Corporation and Patrick J. Flanagan.(87)*
10.125	Consulting Agreement, dated as of July 1, 2006, between New Century Financial Corporation and Patrick J. Flanagan.(87)*
10.126	Professional Services Agreement, dated as of January 25, 2006, by and between New Century Financial Corporation and Accenture LLP.(89)
10.127	Amended and Restated Mortgage Loan Purchase and Servicing Agreement, dated as of December 15, 2005, by and among Von Karman Funding Trust, New Century Mortgage Corporation, and New Century Financial Corporation.(90)
10.128	Amended and Restated Security Agreement, dated as of December 15, 2005, by and between Von Karman Funding Trust and Deutsche Bank Trust Company Americas.(90)
10.129	Schedule I to the Amended and Restated Security Agreement, dated as of December 15, 2005, by and between Von Karman Funding Trust and Deutsche Bank Trust Company Americas.(90)

Exhibit
Number	Description of Document

10.130	Amended and Restated Depositary Agreement, dated as of December 15, 2005, by and between Von Karman Funding Trust and Deutsche Bank Trust Company Americas.(90)
10.131	Amended and Restated Custodial Agreement, dated as of December 15, 2005, by and among Von Karman Funding Trust, New Century Mortgage Corporation, Deutsche Bank Trust Company Americas and Deutsche Bank National Trust Company.(90)
10.132	Confirmation for Swap Transaction under the ISDA Master Agreement, dated as of December 15, 2005, between Von Karman Funding Trust and Calyon New York Branch.(90)
10.133	Schedule to the ISDA Master Agreement, dated as of December 15, 2005, by and between Von Karman Funding Trust and Calyon New York Branch.(90)
10.134	Confirmation for Swap Transaction under the ISDA Master Agreement, dated as of December 15, 2005, between Von Karman Funding Trust and BNP Paribas.(90)
10.135	Schedule to the ISDA Master Agreement, dated as of December 15, 2005, by and between Von Karman Funding Trust and BNP Paribas.(90)
10.136	Amended and Restated Confirmation for Swap Transaction under the ISDA Master Agreement, dated as of December 15, 2005, between Von Karman Funding Trust and Citibank, N.A.(90)
10.137	Amended and Restated Schedule to the ISDA Master Agreement, dated as of December 15, 2005, by and between Von Karman Funding Trust and Citibank, N.A.(90)
10.138	Master Repurchase Agreement, dated as of February 15, 2006, by and among New Century Mortgage Corporation, New Century Warehouse Corporation, New Century Financial Corporation and Goldman Sachs Mortgage Company.(91)
10.139	Guaranty, dated as of February 15, 2006, by New Century Financial Corporation in favor of Goldman Sachs Mortgage Company.(91)
10.140	Agreement, dated March 14, 2006, by and among New Century Financial Corporation, a Maryland corporation, and Greenlight Capital, L.P., a Delaware limited partnership, Greenlight Capital, L.L.C., a Delaware limited liability company, Greenlight Capital, Inc., a Delaware corporation, DME Advisors, L.P., a Delaware limited partnership, DME Advisors GP, L.L.C., a Delaware limited liability company, Greenlight Capital Qualified, L.P., a Delaware limited partnership, Greenlight Capital Offshore, Ltd., a British Virgin Islands international business company, and David Einhorn, an individual.(92)
21.1	List of Subsidiaries.†
23.1	Consent of KPMG LLP.†
31.1	Certification of Robert K. Cole pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Edward F. Gotschall pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.3	Certification of Brad A. Morrice pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.4	Certification of Patti M. Dodge pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Robert K. Cole pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Edward F. Gotschall pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.3	Certification of Brad A. Morrice pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.4	Certification of Patti M. Dodge pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

 *     Management contract or compensatory plan or arrangement.
 †     Filed herewith.

(1)	Incorporated by reference from Amendment No. 1 to New Century TRS Holdings, Inc.’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on June 2, 1997.

(2)	Incorporated by reference from Amendment No. 2 to New Century TRS Holdings, Inc.’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on June 18, 1997.

(3)	Incorporated by reference from New Century TRS Holdings, Inc.’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.

(4)	Incorporated by reference from New Century TRS Holdings, Inc.’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 15, 1999.

(5)	Incorporated by reference from New Century TRS Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 on file with the Securities and Exchange Commission.

(6)	Incorporated by reference from New Century TRS Holdings, Inc.’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2001.

(7)	Incorporated by reference from New Century TRS Holdings, Inc.’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on July 27, 2001.

(8)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form Report S-2/ A as filed with the Securities and Exchange Commission on October 4, 2001.

(9)	Incorporated by reference from New Century TRS Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 on file with the Securities and Exchange Commission.

(10)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form Report 8-K as filed with the Securities and Exchange Commission on April 8, 2002.

(11)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form Report 8-K as filed with the Securities and Exchange Commission on June 6, 2002.

(12)	Incorporated by reference from New Century TRS Holdings, Inc.’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2002.

(13)	Incorporated by reference from New Century TRS Holdings, Inc.’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2002.

(14)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form Report 8-K as filed with the Securities and Exchange Commission on January 10, 2003.

(15)	Incorporated by reference from New Century TRS Holdings, Inc.’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 15, 2003.

(16)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K Report, as filed with the Securities and Exchange Commission on June 18, 2003.

(17)	Incorporated by reference from New Century TRS Holdings, Inc.’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 13, 2003.

(18)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K Report as filed with the Securities and Exchange Commission on September 12, 2003.

(19)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K Report as filed with the Securities and Exchange Commission on October 10, 2003.

(20)	Incorporated by reference from New Century TRS Holdings, Inc.’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2003.

(21)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K Report as filed with the Securities and Exchange Commission on December 11, 2003.

(22)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K Report as filed with the Securities and Exchange Commission on December 22, 2003.

(23)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K Report, as filed with the Securities and Exchange Commission on January 14, 2004.

(24)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 10-K for the fiscal year ended December 31, 2003 on file with the Securities and Exchange Commission.

(25)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K Report, as filed with the Securities and Exchange Commission on April 7, 2004.

(26)	Incorporated by reference from New Century Financial Corporation’s Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on April 22, 2004.

(27)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 10, 2004.

(28)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on May 20, 2004.

(29)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on June 1, 2004.

(30)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2004.

(31)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on June 28, 2004.

(32)	Incorporated by reference from Amendment No. 2 to New Century Financial Corporation’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on June 28, 2004.

(33)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2004.

(34)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K/ A, as filed with the Securities and Exchange Commission on July 7, 2004.

(35)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on July 13, 2004.

(36)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2004.

(37)	Incorporated by reference from Amendment No. 3 to the New Century Financial Corporation’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on July 27, 2004.

(38)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2004.

(39)	Incorporated by reference from Amendment No. 4 to the New Century Financial Corporation’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on August 6, 2004.

(40)	Incorporated by reference from New Century TRS Holdings, Inc.’s 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 9, 2004.

(41)	Incorporated by reference from Amendment No. 5 to the New Century Financial Corporation’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on August 11, 2004.

(42)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on August 17, 2004.

(43)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on September 1, 2004.

(44)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on September 10, 2004.

(45)	Incorporated by reference from Post-Effective Amendment No. 2 to New Century Financial Corporation’s Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on September 15, 2004.

(46)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2004.

(47)	Incorporated by reference from New Century TRS Holdings, Inc.’s Form 8-K, as filed with the Securities and Exchange Commission on September 27, 2004.

(48)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2004.

(49)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on October 5, 2004.

(50)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2004.

(51)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on October 8, 2004.

(52)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on October 14, 2004.

(53)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on October 26, 2004.

(54)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on November 1, 2004.

(55)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on November 4, 2004.

(56)	Incorporated by reference from New Century Financial Corporation’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 9, 2004.

(57)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2004.

(58)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on December 2, 2004.

(59)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on December 7, 2004.

(60)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on December 22, 2004.

(61)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on December 29, 2004.

(62)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on January 5, 2005.

(63)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on January 7, 2005.

(64)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on January 13, 2005.

(65)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on February 3, 2005.

(66)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2005.

(67)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on February 18, 2005.

(68)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2005.

(69)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on March 11, 2005.

(70)	Incorporated by reference from New Century Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 on file with the Securities and Exchange Commission.

(71)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on April 4, 2005.

(72)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on June 21, 2005.

(73)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on June 23, 2005.

(74)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on June 30, 2005.

(75)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on July 21, 2005.

(76)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2005.

(77)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2005.

(78)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on August 31, 2005.

(79)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on September 6, 2005.

(80)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on September 9, 2005.

(81)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on September 20, 2005.

(82)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on October 17, 2005.

(83)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2005.

(84)	Incorporated by reference from New Century Financial Corporation’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 9, 2005.

(85)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on November 18, 2005.

(86)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2005.

(87)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on December 30, 2005.

(88)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on January 20, 2006.

(89)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2006.

(90)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on February 3, 2006.

(91)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on February 17, 2006.

(92)	Incorporated by reference from New Century Financial Corporation’s Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2006.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CENTURY FINANCIAL CORPORATION

By:	/s/ Robert K. Cole

Robert K. Cole
Chairman and Chief Executive Officer

Date: March 16, 2006
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

Signature	Title	Date

/s/ Robert K. Cole Robert K. Cole	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ Patti M. Dodge Patti M. Dodge	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ Brad A. Morrice Brad A. Morrice	Vice Chairman, President and Chief Operating Officer	March 16, 2006

/s/ Edward F. Gotschall Edward F. Gotschall	Vice Chairman — Finance	March 16, 2006

/s/ Marilyn A. Alexander Marilyn A. Alexander	Director	March 16, 2006

/s/ Harold A. Black Harold A. Black	Director	March 16, 2006

/s/ Fredric J. Forster Fredric J. Forster	Director	March 16, 2006

/s/ Donald E. Lange Donald E. Lange	Director	March 16, 2006

Signature	Title	Date

/s/ William J. Popejoy William J. Popejoy	Director	March 16, 2006

/s/ Michael M. Sachs Michael M. Sachs	Director	March 16, 2006

/s/ Richard A. Zona Richard A. Zona	Director	March 16, 2006

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Report of Independent Registered Public Accounting Firm	F-5
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-6
Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003	F-7
Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004, and 2003	F-8
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003	F-9
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003	F- 10
Notes to Consolidated Financial Statements	F- 11
EXHIBIT 10.14(b)
EXHIBIT 10.23(j)
EXHIBIT 10.23(l)
EXHIBIT 10.23(m)
EXHIBIT 10.23(n)
EXHIBIT 10.55(d)
EXHIBIT 10.55(e)
EXHIBIT 10.72(f)
EXHIBIT 10.72(h)
EXHIBIT 10.72(i)
EXHIBIT 10.72(j)
EXHIBIT 10.81(b)
EXHIBIT 10.81(c)
EXHIBIT 10.81(d)
EXHIBIT 10.81(e)
EXHIBIT 10.81(f)
EXHIBIT 10.81(g)
EXHIBIT 10.87(c)
EXHIBIT 10.87(d)
EXHIBIT 10.97(a)
EXHIBIT 10.105(a)
EXHIBIT 10.105(b)
EXHIBIT 10.108(b)
EXHIBIT 10.122(a)
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 31.4
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 32.3
EXHIBIT 32.4

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
      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Not included in this evaluation of our internal control over financial reporting was an evaluation of the mortgage origination platform that Home123 Corporation, our indirect wholly owned subsidiary, acquired from RBC Mortgage Company in September 2005. The total fiscal year 2005 revenue of the recently acquired mortgage origination platform was approximately $59.6 million and total assets as of December 31, 2005 were $1.2 billion. Based on our assessment, we believe that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.
      Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, the independent registered public accounting firm who also audited our consolidated financial statements. KPMG’s report on management’s assessment of our internal control over financial reporting appears on page F-3 hereof.
March 15, 2006

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
New Century Financial Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that New Century Financial Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that New Century Financial Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, New Century Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      New Century Financial Corporation acquired certain assets and assumed certain liabilities of RBC Mortgage Company during 2005, and management excluded from its assessment of the effectiveness of New Century Financial Corporation’s internal control over financial reporting as of December 31, 2005, RBC Mortgage Company’s internal control over financial reporting associated with total assets of $1.2 billion and total revenues of $59.6 million included in the (consolidated) financial statements of New Century Financial Corporation and subsidiaries as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of New Century Financial Corporation also excluded an evaluation of the internal control over financial reporting of RBC Mortgage Company.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New Century Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Los Angeles, California
March 15, 2006

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
New Century Financial Corporation:
      We have audited the accompanying consolidated balance sheets of New Century Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Los Angeles, California
March 15, 2006

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004

	(Dollars in thousands, except
	share amounts)
ASSETS
Cash and cash equivalents	$503,723	842,854
Restricted cash	726,697	454,035
Mortgage loans held for sale at lower of cost or market	7,825,175	3,922,865
Mortgage loans held for investment, net of allowance of $198,131 and $90,227, respectively	16,143,865	13,195,324
Residual interests in securitizations	234,930	148,021
Mortgage servicing assets	69,315	8,249
Accrued interest receivable	101,945	66,208
Income taxes receivable	36,000	129,871
Deferred income taxes	44,823	50,969
Office property and equipment, net	86,886	47,266
Goodwill	92,980	15,497
Prepaid expenses and other assets	280,751	170,785

Total assets	$26,147,090	19,051,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facilities on mortgage loans held for sale	$7,439,685	3,704,268
Financing on mortgage loans held for investment, net	16,045,459	13,105,973
Accounts payable and accrued liabilities	508,163	320,108
Convertible senior notes, net	4,943	5,392
Notes payable	39,140	37,638

Total liabilities	24,037,390	17,173,379

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; issued and outstanding 4,500,000 and zero shares at December 31, 2005 and 2004, respectively	45	—
Common stock, $0.01 par value. Authorized 300,000,000 at December 31, 2005 and 2004; issued and outstanding 55,723,267 and 54,702,623 shares at December 31, 2005 and 2004, respectively	557	547
Additional paid-in capital	1,234,362	1,108,590
Accumulated other comprehensive income (loss)	61,045	(4,700)
Retained earnings	828,270	781,627

	2,124,279	1,886,064
Deferred compensation costs	(14,579)	(7,499)

Total stockholders’ equity	2,109,700	1,878,565

Total liabilities and stockholders’ equity	$26,147,090	19,051,944

See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,

	2005	2004	2003

	(Dollars in thousands, except per share and
	share amounts)
Interest income	$1,759,567	898,647	353,691
Interest expense	(988,123)	(367,094)	(117,575)

Net interest income	771,444	531,553	236,116
Provision for losses on mortgage loans held for investment	(140,233)	(70,250)	(26,304)

Net interest income after provision for losses	631,211	461,303	209,812
Other operating income:
Gain on sale of mortgage loans	622,617	800,609	611,136
Servicing income	38,514	28,896	11,139
Other income	22,400	4,415	—

Total other operating income	683,531	833,920	622,275

Other operating expenses:
Personnel	551,780	419,736	248,796
General and administrative	193,052	146,417	105,301
Advertising and promotion	83,738	65,503	26,118
Professional services	42,752	27,669	28,620
Inducement expense-convertible senior notes	43	24,757	—

Total operating expenses	871,365	684,082	408,835

Earnings before income taxes	443,377	611,141	423,252
Income taxes	26,834	235,570	177,769

Net earnings	416,543	375,571	245,483
Dividends on preferred stock	5,418	—	—

Net earnings available to common stockholders	$411,125	375,571	245,483

Basic earnings per share	$7.42	10.20	7.26
Diluted earnings per share	$7.17	8.29	6.32
Basic weighted average shares outstanding	55,430,666	36,807,298	33,835,127
Diluted weighted average shares outstanding	57,323,991	46,214,837	39,234,833
See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,

	2005	2004	2003

	(In thousands)
Net earnings	$416,543	375,571	245,483
Net unrealized gains (losses) on derivative instruments designated as hedges	55,489	(5,743)	(3,003)
Reclassification adjustment into earnings for realized losses on and amortization of derivative instruments	11,524	1,808	—
Tax effect	(1,268)	977	1,261

Comprehensive income	$482,288	372,613	243,741

See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years ended December 31, 2005, 2004 and 2003

						Accumulated
						Other
	Preferred	Preferred	Common	Common	Additional	Comprehensive
	Shares	Stock	Shares	Stock	Paid-In	Income	Retained	Deferred
	Outstanding	Amount	Outstanding	Amount	Capital	(Loss)	Earnings	Compensation	Total

	(In thousands)
Balance at December 31, 2002	—	—	23,539	235	110,906	—	279,124	(3,715)	386,550
Proceeds from issuance of common stock	—	—	786	8	10,587	—	—	—	10,595
Stock split	—	—	11,565	116	(116)	—	—	—	—
Proceeds from sale of warrants	—	—	—	—	24,389	—	—	—	24,389
Purchase of call options	—	—	—	—	(46,819)	—	—	—	(46,819)
Issuance of restricted stock	—	—	396	4	5,015	—	—	(5,019)	—
Repurchases and cancellation of treasury stock	—	—	(2,526)	(25)	(71,937)	—	—	—	(71,962)
Amortization of deferred compensation	—	—	—	—	—	—	—	3,326	3,326
Net earnings	—	—	—	—	—	—	245,483	—	245,483
Tax benefit related to call options purchased	—	—	—	—	1,500	—	—	—	1,500
Tax benefit from non-qualified stock options	—	—	—	—	5,300	—	—	—	5,300
Other comprehensive loss, net of tax	—	—	—	—	—	(1,742)	—	—	(1,742)
Dividends declared on common stock, $0.43 per share	—	—	—	—	—	—	(14,609)	—	(14,609)

Balance at December 31, 2003	—	—	33,760	338	38,825	(1,742)	509,998	(5,408)	542,011
Proceeds from issuance of common stock	—	—	941	10	18,158	—	—	—	18,168
Issuance of common stock in connection with conversion to a REIT	—	—	14,137	141	770,044	—	—	—	770,185
Repurchases and cancellation of treasury stock	—	—	(375)	(4)	4	—	—	—	—
Cancelled shares related to stock compensation	—	—	(133)	(1)	(6,374)	—	—	—	(6,375)
Conversion of convertible senior notes	—	—	6,236	62	227,955	—	—	—	228,017
Call options sold	—	—	—	—	29,777	—	—	—	29,777
Issuance of restricted stock, net	—	—	137	1	7,034	—	—	(7,035)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	4,944	4,944
Net earnings	—	—	—	—	—	—	375,571	—	375,571
Tax benefit related to call options sold	—	—	—	—	14,580	—	—	—	14,580
Tax benefit from non-qualified stock options	—	—	—	—	8,587	—	—	—	8,587
Other comprehensive loss, net of tax	—	—	—	—	—	(2,958)	—	—	(2,958)
Dividends declared on common stock, $2.13 per share	—	—	—	—	—	—	(103,942)	—	(103,942)

Balance at December 31, 2004	—	—	54,703	547	1,108,590	(4,700)	781,627	(7,499)	1,878,565
Proceeds from issuance of common stock	—	—	1,880	19	26,440	—	—	—	26,459
Proceeds from issuance of preferred stock	4,500	45	—	—	108,619	—	—	—	108,664
Repurchases and cancellation of treasury stock	—	—	(879)	(9)	(29,465)	—	—	—	(29,474)
Cancelled shares related to stock compensation	—	—	(244)	(2)	(12,414)	—	—	—	(12,416)
Conversion of convertible senior notes	—	—	15	—	500	—	—	—	500
Issuance of restricted stock, net	—	—	248	2	14,493	—	—	(14,495)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	7,415	7,415
Net earnings	—	—	—	—	—	—	416,543	—	416,543
Tax benefit from non-qualified stock options	—	—	—	—	17,599	—	—	—	17,599
Other comprehensive income, net of tax	—	—	—	—	—	65,745	—	—	65,745
Dividends declared on common stock, $6.50 per share	—	—	—	—	—	—	(364,482)	—	(364,482)
Dividends declared on preferred stock, $1.20 per share	—	—	—	—	—	—	(5,418)	—	(5,418)

Balance at December 31, 2005	4,500	45	55,723	557	1,234,362	61,045	828,270	(14,579)	2,109,700

See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net earnings	$416,543	375,571	245,483
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of office property and equipment	23,016	15,246	10,652
Amortization of deferred compensation	7,415	4,944	3,326
Other amortization	101,528	53,932	9,927
Decrease (increase) in deferred income taxes	4,877	42,959	(98,347)
Decrease (increase) in income taxes receivable	93,871	(129,871)	—
NIR discount	109,565	—	—
Initial deposits to over-collateralization accounts	(207,031)	—	—
Cash flows received from residual interests	17,544	41,453	72,331
Accretion of Net Interest Receivables, or “NIR”	(16,969)	(17,673)	(24,228)
Servicing gains	(95,120)	(7,923)	(7,777)
Fair value adjustment of residual securities	9,983	7,697	19,363
Provision for losses on mortgage loans held for investment	140,233	70,250	26,304
Provision for repurchase losses	17,524	2,736	5,868
Mortgage loans originated or acquired for sale	(45,917,934)	(31,292,846)	(22,458,565)
Mortgage loan sales, net	41,756,982	30,329,278	20,835,105
Principal payments on mortgage loans held for sale	275,551	461,208	115,777
Increase in credit facilities on mortgage loans held for sale	3,735,417	392,431	1,426,339
Tax benefit from non-qualified stock options	17,599	8,587	5,300
Net change in other assets and liabilities	58,876	(68,569)	16,146

Net cash provided by operating activities	549,470	289,410	203,004

Cash flows from investing activities:
Mortgage loans originated or acquired for investment, net	(10,273,642)	(11,020,277)	(4,996,609)
Principal payments on mortgage loans held for investment	7,122,058	2,448,198	219,170
Sale of mortgage servicing rights	24,877	15,184	15,568
Purchases of office property and equipment	(60,530)	(28,977)	(22,574)
Acquisition of net assets	(80,573)	(3,991)	—

Net cash used in investing activities	(3,267,810)	(8,589,863)	(4,784,445)

Cash flows from financing activities:
Proceeds from issuance of financing on mortgage loans held for investment, net	9,790,831	10,569,666	4,918,204
Repayments of financing on mortgage loans held for investment	(6,875,813)	(2,171,588)	(235,487)
Net proceeds from issuance of stock	26,459	788,353	10,595
Proceeds from issuance of preferred stock	108,664	—	—
Convertible debt proceeds, net	—	—	204,315
Increases in restricted cash	(272,662)	(337,152)	(110,628)
Call options sold	—	29,777	—
Proceeds from sale of warrants	—	—	24,389
Purchase of call options	—	—	(46,819)
Increases in notes payable, net	1,502	18,661	2,278
Payments of dividends on preferred stock	(5,418)	—	—
Payments of dividends on common stock	(352,464)	(26,633)	(11,515)
Purchase of common stock	(41,890)	(6,375)	(71,962)

Net cash provided by financing activities	2,379,209	8,864,709	4,683,370

Net increase (decrease) in cash and cash equivalents	(339,131)	564,256	101,929
Cash and cash equivalents, beginning of year	842,854	278,598	176,669

Cash and cash equivalents, end of year	$503,723	842,854	278,598

Supplemental cash flow disclosure:
Interest paid	$967,335	349,227	114,839
Income taxes paid	25,382	373,707	252,395
Supplemental noncash financing activity:
Restricted stock issued	$18,389	7,249	5,019
Restricted stock cancelled	3,894	214	—
Repurchased common stock cancelled	29,474	14,093	62,238
Stock dividend	—	—	116
Conversion of convertible debt	500	204,500	—
Accrued dividends on common and preferred stock	94,557	82,539	5,230
Fixed assets acquired through financing transactions	23,097	33,569	—
See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

(1)	Summary of Significant Accounting Policies

(a)	Organization
      New Century TRS Holdings, Inc. (formerly known as New Century Financial Corporation), a Delaware corporation (“New Century TRS”), was incorporated on November 17, 1995. New Century Mortgage Corporation, a wholly owned subsidiary of New Century TRS (“New Century Mortgage”), commenced operations in February 1996 and is a mortgage finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by first and second mortgages on single-family residences. NC Capital Corporation, a wholly owned subsidiary of New Century Mortgage (“NC Capital”), was formed in December 1998 to conduct the secondary marketing activities of New Century (as defined below). New Century Credit Corporation (formerly known as Worth Funding Incorporated), a wholly owned subsidiary of New Century (“New Century Credit”), was acquired in March 2000 by New Century Mortgage. NC Residual IV Corporation, a wholly owned subsidiary of New Century (“NCRIV”) was formed in September 2004 to hold a portfolio of mortgage loans held for investment. After consummation of the Merger (defined below), New Century purchased New Century Credit from New Century Mortgage. As used herein, except where the context suggests otherwise, for time periods before October 1, 2004, the terms “the Company,” “our,” “its,” “we,” “the group,” and “us” mean New Century TRS Holdings, Inc., and its consolidated subsidiaries, and for time periods on and after October 1, 2004, the terms “the Company,” “our,” “its,” “we,” “the group,” and “us” refer to New Century Financial Corporation and its consolidated subsidiaries.
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
      Pursuant to the Merger Agreement, (i) Merger Sub merged with and into New Century TRS, with New Century TRS as the surviving corporation, (ii) each outstanding share of New Century TRS’s common stock was converted into the right to receive one share of common stock, par value of $0.01 per share, of New Century, (iii) New Century TRS became a wholly owned subsidiary of New Century and changed its name from New Century Financial Corporation to New Century TRS Holdings, Inc., and (iv) New Century REIT, Inc. changed its name to New Century Financial Corporation. The Merger was consummated and became effective on October 1, 2004, and was accounted for on an “as if pooling basis.” These consolidated financial statements give retroactive effect to the Merger for the periods presented. Accordingly, under “as if pooling accounting,” the assets and liabilities of New Century TRS transferred to New Century in connection with the Merger have been accounted for at historical amounts as if New Century TRS was transferred to New Century as of the earliest date presented and the consolidated financial statements of New Century prior to the Merger include the results of operations of New Century TRS. Stockholders’ equity amounts presented for years prior to the formation of New Century are those of New Century TRS, adjusted for the merger exchange rate.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As part of the REIT conversion transactions, on October 6, 2004, New Century consummated a public offering of 13,500,000 shares of its common stock at $58.00 per share for gross proceeds of approximately $783 million. Concurrent with the closing of the public offering, New Century sold 636,885 shares of its common stock in a private placement transaction to Friedman, Billings, Ramsey Group, Inc. for gross proceeds of approximately $35 million. Proceeds, net of expenses, totaled $770.2 million. New Century agreed to register for resale the shares purchased by Friedman, Billings, Ramsey Group, Inc. in the private placement. The registration rights agreement requires that New Century file a registration statement 180 days after the closing of the private placement but no later than 210 days after such date. New Century has, and intends to continue to use the net proceeds of its public offering and the concurrent private placement for general working capital purposes, substantially all of which will be used to build a portfolio of self-originated mortgage loans and, if necessary to maintain its REIT status, to purchase mortgage-related assets from third parties.
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
      On September 2, 2005, Home123 Corporation, an indirect wholly owned subsidiary of the Company (“Home123”), purchased the origination platform of RBC Mortgage Company, or RBC Mortgage, that expands its mortgage product offerings to include conventional mortgage loans, including “ALT-A” mortgage loans, loans insured by the Federal Housing Administration and loans guaranteed by the Veterans Administration, its retail presence on a nationwide basis and its channels of distribution. The purchase price for the net assets was $80.6 million, and was accounted for using the purchase method. Of the aggregate amount, $7.6 million was the fair value of assets acquired and $4.7 million was the fair value of liabilities assumed. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. Goodwill of $77.7 million was recorded at Home123. At December 31, 2005 the Company recorded a purchase price allocation adjustment of $0.2 million, decreasing the goodwill balance to $77.5 million.
      The notes to the financial statements, where applicable, discuss the results of operations of the origination platform acquired by the Company from RBC Mortgage in September 2005. Where the results are discussed, “recently acquired” operations refer to the operations of the origination platform acquired from RBC Mortgage and “historical” operations refer to the operations of New Century that existed prior to the RBC Mortgage transaction.

(b)	Principles of Consolidation
      The accompanying consolidated financial statements include the consolidated financial statements of the Company’s wholly owned subsidiaries, New Century TRS, New Century Credit, and NCRIV. All material intercompany balances and transactions are eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

(c)	Cash and Cash Equivalents
      For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Restricted Cash
      As of December 31, 2005, restricted cash totaled $726.7 million, and includes $73.4 million in cash held in various margin accounts associated with the Company’s interest rate risk management activities, $633.0 million in cash held in custodial accounts associated with its securitizations structured as financings, and $20.0 million in cash held in a cash reserve account in connection with the asset-backed commercial paper facility, and $0.3 million in cash held in trust accounts on behalf of borrowers. As of December 31, 2004, restricted cash totaled $454.0 million, and included $58.2 million in cash held in a margin account associated with our interest rate risk management activities, $375.8 million in cash held in custodial accounts associated with our mortgage loans held for investment, and $20.0 million in cash held in a cash reserve account in connection with our asset-backed commercial paper facility.

(e)	Loan Origination Fees
      Loan origination fees, as well as discount points and certain direct origination costs, are initially deferred and recorded as an adjustment to the cost of the loan and, with respect to mortgage loans held for sale, are reflected in earnings when the loan is sold. With respect to mortgage loans held for investment, such fees and costs are amortized to interest income using the effective interest method.

(f)	Interest Income
      Interest income is accrued as earned. Loans are placed on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status the accrued and unpaid interest is reversed against interest income and interest income is recorded when collected. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

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

(i)	Allowance for Losses on Mortgage Loans Held for Investment
      In connection with its mortgage loans held for investment, the Company establishes an allowance for loan losses based on its estimate of losses inherent and probable as of the balance sheet date. The Company charges off uncollectible loans at the time of liquidation. The Company evaluates the adequacy of this allowance each quarter, giving consideration to factors such as the current performance of the loans, characteristics of the portfolio, the value of the underlying collateral and the general economic environment. In order to estimate an appropriate allowance for losses for loans held for investment, the Company estimates losses using “static pooling,” which stratifies the loans held for investment into separately identified vintage pools. Provision for

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
losses is charged to the Company’s consolidated statement of income. Losses incurred are charged to the allowance. Management considers the current allowance to be adequate.

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
      In a securitization structured as a sale, the Company sells a pool of loans to a trust for a cash purchase price and a certificate evidencing our residual interest ownership in the trust. The trust raises the cash portion of the purchase price by selling senior certificates representing senior interests in the loans in the trust. Following the securitization, purchasers of senior certificates receive the principal collected, including prepayments, on the loans in the trust. In addition, they receive a portion of the interest on the loans in the trust equal to the specified “investor pass-through interest rate” on the principal balance. The Company receives the cash flows from Residuals after payment of servicing fees, guarantor fees and other trust expenses if the specified over-collateralization requirements are met. Over-collateralization requirements are generally based on a percentage of the original or current unpaid principal balance of the loans and may be increased during the life of the transaction depending upon actual delinquency or loss experience. A NIMS transaction, through which certificates are sold that represent a portion of the spread between the coupon rate on the loans and the investor pass-through rate, may also occur concurrently with or shortly after a securitization. A NIMS transaction allows the Company to receive a substantial portion of the gain in cash at the closing of the NIMS transaction, rather than over the actual life of the loans.
      The Annual Percentage Rate, or APR, on the mortgage loans is relatively high in comparison to the investor pass-through interest rate on the certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company estimates the future rate of prepayments, prepayment penalties that it will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company estimates average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.75% to 4.86% for adjustable-rate securities and 1.45% to 5.30% for fixed-rate securities. These estimates are based on historical loss data for the loans, the specific characteristics of the loans, and the general economic environment. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.72% at December 31, 2005 and 3.87% at December 31, 2004. The Company estimates prepayments by evaluating historical prepayment performance of its loans and the impact of current trends. The Company uses a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). These prepayment curve and default estimates have resulted in weighted average lives of between 2.29 to 2.60 years for the Company’s adjustable-rate securities and 2.33 to 3.54 years for its fixed-rate securities.
      During the year ended December 31, 2005, the Company completed four securitizations structured as sales totaling $6.4 billion. The gain on sale recorded for the four securitizations was $141.5 million and the Company’s retained interests totaled $97.5 million.
      During the year ended December 31, 2005, the Residuals provided $17.5 million in cash flow to the Company. The Company performs an evaluation of the Residuals quarterly, taking into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. During

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the year ended December 31, 2005, the Company increased its prepayment rate assumptions based upon actual performance and made minor adjustments to certain other assumptions, resulting in a $10.0 million downward fair value adjustment, including a hurricane loss provision of $2.6 million, for the year.
      The bond and certificate holders and their securitization trusts have no recourse to the Company for failure of mortgage loan borrowers to pay when due. The Company’s Residuals are subordinate to the Bonds and Certificates until the Bond and Certificate holders are fully paid.
      The Company is party to various transactions that have an off-balance sheet component. In connection with the Company’s residual interests in securitizations, as of December 31, 2005, there were $6.9 billion in loans owned by off-balance sheet trusts. The trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to the Company in the event that the loans in the various trusts do not perform as expected. Because these trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, the Company has included only its residual interest in these loans on its consolidated balance sheet. The performance of the loans in the trusts will impact the Company’s ability to realize the current estimated fair value of these residual assets. See “— Loan Sales and Securitizations” for further discussion of the Company’s risks with respect to these off-balance sheet arrangements.

(k)	Securitizations Structured as Financings
      Since 2003, the Company has completed a total of 14 securitizations structured as financings under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” (“SFAS 140”). Such securitizations were collateralized by $26.0 billion of mortgage loans.
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

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(m)	Allowance for Repurchase Losses
      The allowance for repurchase losses on loans sold relates to expenses incurred due to the potential repurchase of loans or indemnification of losses based on alleged violations of representations and warranties which are customary to the business. Provisions for losses are charged to gain on sale of loans and credited to the allowance. The allowance represents the Company’s estimate of the total losses expected to occur and is considered to be adequate by management based upon the Company’s evaluation of the potential exposure related to the loan sale agreements over the period of repurchase risk. The allowance for repurchase losses is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheet.

(n)	Office Property and Equipment
      Office property and equipment are stated at cost. The straight-line method of depreciation is followed for financial reporting purposes. Depreciation and amortization are provided in amounts sufficient to relate the cost of assets to operations over their estimated service lives or the lives of the respective leases, whichever is shorter. The estimated service lives for furniture and office equipment, computer hardware/ software, and leasehold improvements are five years, two to seven years, and five years or shorter as appropriate, respectively.

(o)	Goodwill
      As of January 1, 2002, goodwill is no longer amortized, but is reviewed for impairment annually or more frequently if impairment indicators arise.
      In September 2005, Home123 Corporation, an indirect wholly owned subsidiary of the Company, purchased the origination platform of RBC Mortgage Company (RBC Mortgage) that expands its mortgage product offerings to include conventional mortgage loans, including “ALT-A” mortgage loans, loans insured by the Federal Housing Administration and loans guaranteed by the Veterans Administration, its retail presence on a nationwide basis and its channels of distribution. The purchase price for the net assets was $80.6 million, and was accounted for using the purchase method, of which, $7.6 million was the fair value of the assets acquired and $4.7 million was the fair value of the liabilities assumed. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. At December 31, 2005, the Company recorded a purchase price allocation adjustment of $0.2 million, decreasing the goodwill balance to $77.5 million.
      In May 2004, the Company acquired the rights to Home123, a new brand identity and customer value proposition for its Retail Division. In the acquisition, the Company purchased the rights to the name Home123 and other brand assets including a loan origination center in Morris Plains, New Jersey. The purchase price for the net assets was $4.0 million, and was accounted for using the purchase method, of which, $1.2 million was the fair value of the assets acquired. The excess of the purchase price over the fair values of assets acquired was allocated to goodwill.
      In accordance with SFAS No. 142, the Company completed its annual goodwill impairment test in the fourth quarter of 2005 and determined that there was no impairment of goodwill as of December 31, 2005.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 (dollars in thousands):

Balance at January 1, 2003	$12,717
Acquisition of Home123 brand assets	2,780

Balance at December 31, 2004	15,497
Acquisition of origination platform of RBC Mortgage	77,483

Balance at December 31, 2005	$92,980

(p)	Financial Statement Presentation
      The Company prepares its financial statements using an unclassified balance sheet presentation as is customary in the mortgage banking industry. A classified balance sheet presentation would have aggregated current assets, current liabilities, and net working capital as of December 31, as follows (dollars in thousands):

	2005	2004

Current assets	$8,880,004	5,157,418
Current liabilities	7,968,847	4,041,345

Net working capital	$911,157	1,116,073

      The Company, commencing with its results for 2004, adopted a new presentation method for its consolidated statements of income to better reflect the transformation of its business to a mortgage REIT and because a growing portion of the Company’s earnings are generated from net interest income, rather than gain on sale of loans. All previous periods presented have been reclassified to the current year’s presentation.

(q)	Income Taxes
      The Company is a REIT for federal income tax purposes and is not generally required to pay federal and most state income taxes if it meets the REIT requirements of the Internal Revenue Code of 1986, as amended, or the Code. Also, each of the company’s subsidiaries that meet the requirements of the Internal Revenue Code to be a qualified REIT subsidiary, or a QRS, are not generally required to pay federal and most state income taxes. However, the Company must recognize income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”) for each of its taxable REIT subsidiaries, or TRS, whose income is fully taxable at regular corporate rates.
      SFAS 109 requires that inter-period income tax allocation be based on the asset and liability method. Accordingly, the Company recognizes the tax effects of temporary differences between its tax and financial reporting bases of assets and liabilities that will result in taxable or deductible amounts in future periods.

(r)	Mortgage Servicing Assets
      Mortgage servicing rights (“MSRs”) retained in the sale of mortgage loans are based on relative fair values at the time of the sale. The MSRs are carried at the lower of cost or fair value. Fair values of MSRs are determined based on the present value of estimated future cash flows related to serviced loans. Assumptions used in estimating the value of MSRs include market discount rates and anticipated prepayment speeds including defaults, estimated ancillary fee income and other economic factors. The prepayment speeds are estimated using the Company’s historical experience and third-party sources. The MSRs are amortized to earnings in proportion to, and over the period of, estimated net future servicing revenue. The Company used

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
an estimated market discount rate of approximately 18% which it believes is representative of the rate equal to the return that would adequately compensate a substitute servicer for performing the servicing.
      MSRs are reviewed quarterly for potential impairment. Impairment is assessed based on fair value. MSRs are stratified by: the fiscal year of the loan sale date and loan type. When MSRs are reviewed, management makes an estimate of the future prepayment rates and other key variables of the underlying mortgage loans. If actual prepayment rates prove to be higher than the estimate, impairment of the MSRs could occur.

(s)	Stock-Based Compensation
      The Company has elected to follow Accounting Principles Board Opinion No. 25, and related interpretations, in accounting for employee stock options rather than the fair value accounting allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). APB 25 provides that compensation expense relative to the Company’s employee stock options is recorded over the vesting period if the current market price of the underlying stock exceeds the exercise price on the date of grant. Under SFAS 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.
      The fair value of each stock option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of stock options granted and the weighted average underlying assumptions used to estimate those values for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Fair value	$9.20	19.63	9.89
Expected life (years)	4.5	4.5	4.5
Risk-free interest rate	4.2%	3.3%	3.2%
Volatility	60.5%	52.8%	50.5%
Expected annual dividend yield	13.70%	1.77%	1.28%

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005, 2004 and 2003, there were stock options outstanding for the purchase of 3,819,533, 5,128,108 and 5,060,118 shares, respectively, of the Company’s common stock. The following table shows the pro forma net income as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense (dollars in thousands, except per share amounts):

	2005	2004	2003

Basic net earnings available to common stockholders:
As reported	$411,125	375,571	245,483
Compensation expense, net of related tax effects	(6,633)	(5,569)	(3,437)

Pro forma	$404,492	370,002	242,046

Diluted net earnings available to common stockholders:
As reported	$411,227	382,895	247,835
Compensation expense, net of related tax effects	(6,633)	(5,569)	(3,437)

Pro forma	$404,594	377,326	244,398

Basic earnings per share:
As reported	$7.42	10.20	7.26
Pro forma	7.30	10.05	7.15
Diluted earnings per share:
As reported	$7.17	8.29	6.32
Pro forma	7.15	8.26	6.37
Basic weighted average shares outstanding:
As reported	55,430,666	36,807,298	33,835,127
Pro forma	55,430,666	36,807,298	33,835,127
Diluted weighted average shares outstanding:
As reported	57,323,991	46,214,837	39,234,833
Pro forma	56,621,688	45,700,899	38,374,842

(t)	Earnings Per Share
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
      The Emerging Issues Task Force (“EITF”) issued EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-8”) in September 2004. EITF 04-8 states that all issued securities that have embedded conversion features that are contingently exercisable upon occurrence of a market-price condition should be included in the calculation of diluted EPS, regardless of whether the market price trigger has been met. EITF 04-8 is to be applied to reporting periods ending after December 15, 2004. The EITF 04-8 consensus must also be applied by retroactive restatement based on the terms in effect and amounts outstanding on the last day of the fiscal period in which the consensus becomes effective. As a result, for the years ended December 31, 2005, 2004 and 2003, New Century TRS’s convertible senior notes are included in the scope of the consensus, and the impact of the contingent conversion of the convertible

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
senior notes, 160,013, 6,002,573 and 3,009,076 shares is included in the Company’s calculation of diluted earnings per share for 2005, 2004 and 2003, respectively.

(u)	Investment in Carrington
      In the first quarter of 2004, the Company invested $2 million in Carrington Capital Management, LLC (the “LLC”) and $25 million in Carrington Mortgage Credit Fund I, LP (“Carrington”), which is sponsored by the LLC. Carrington acquires individual and pooled single-family residential subprime loans and securitizes them in transactions with third parties. The Company was originally the majority investor in Carrington, requiring the Company to consolidate Carrington’s results in its financial statements for financial reporting purposes through September 30, 2004. In the fourth quarter of 2004, Carrington raised additional capital, reducing the Company’s ownership position. Since that time, the Company has included Carrington in its financial statements under the equity method of accounting. As a result of Carrington’s capital raising activities, the Company’s ownership position is approximately 7% as of December 31, 2005. The carrying value of the Company’s equity investment in Carrington and the LLC is $39.7 million.
      Certain other terms of our investment include the following: one year following the Company’s investment, the Company may redeem its interest in Carrington on a quarterly basis. In addition, within one year of its initial investment in Carrington, the LLC is required to purchase not less than 3 loan pools from the Company at current market rates on behalf of Carrington, totaling not less than $750 million. The Company owns 35% of the LLC and is entitled to 35% of the net earnings paid as a dividend annually for a total of 8 years. The LLC will be entitled to an annual management fee of 1.5% as well as an incentive fee of 20% of annual net profits over a 7% preferred return. The Company will exchange its Class A (voting) interest in 5 years for the return of its capital and a contractually designated rate of return for Class B (non-voting) interests, which are callable at the end of year 8 for $1.00. During 2004 and 2005, the Company sold approximately $1.5 billion and $6.3 billion, respectively, in mortgage loans to Carrington. During 2004 and 2005, the Company recognized a gain on sale of $40.2 million and $125.1 million, respectively, related to these sales.

(v)	Use of Estimates
      Management of the Company has made certain estimates and assumptions relating to the reporting of assets, liabilities, results of operations, and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates. Significant estimates and assumptions included in the Company’s consolidated financial statements relate to the fair value of residual interests in securitizations, mortgage servicing rights, allowances for loan losses, repurchase liability and income taxes.

(w)	Advertising
      The Company accounts for its advertising costs as nondirect response advertising. Accordingly, advertising costs are expensed as incurred.

(x)	Segment Reporting
      The Company, through its origination divisions, provides a broad range of mortgage products. In its REIT, which includes its QRS, the Company measures net interest income from its portfolio as a separate business segment. In its TRS, the Company measures mortgage loan operations and net interest income from the TRS portfolio as a business segment. Further, the Company has a servicing division whose operations are distinct from its lending operations. The Company has provided revenue and expense data and total mortgage assets by these business segments.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(y)	Recent Accounting Developments
      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 2003 except for mandatory redeemable financial instruments of nonpublic entities. The Company applied the provisions of SFAS 150 when our 9.125% Series A Preferred Stock was issued in the second quarter of 2005.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Securities and Exchange Commission (“SEC”) registrants originally would have been required to adopt SFAS 123R’s provisions at the beginning of their first interim period after June 15, 2005. On April 14, 2005, the SEC announced that registrants could delay adoption of SFAS 123R’s provisions until the beginning of their next fiscal year. The Company adopted SFAS 123R on January 1, 2006, using the “modified prospective” transition method. The scope of SFAS 123R includes a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost must be recognized in the income statement over the service period of the award. Under the “modified prospective” transition method, awards that are granted, modified or settled beginning at the date of adoption will be measured and accounted for in accordance with SFAS 123R. In addition, expense must be recognized in the statement of income for unvested awards that were granted prior to the date of adoption. The expense will be based on the fair value determined at the grant date. The Company estimates the 2006 pre-tax expense related to the adoption of SFAS 123R to be approximately $12 million.
      The notes to financial statements disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements. The Company has currently provided pro forma disclosure as to the impact of SFAS 123 in footnote 1 of the Notes to Condensed Consolidated Financial Statements — Stock-Based Compensation.

(z)	Hedging Activities
      In connection with its strategy to mitigate interest rate risk on its financing on mortgage loans held for sale and mortgage loans held for investment and its residual assets, the Company uses derivative financial instruments such as Euro Dollar futures, interest rate cap contracts, interest rate swap contracts, and interest rate lock and forward sale commitments. It is not the Company’s policy to use derivatives to speculate on interest rates. These derivative instruments have an active secondary market, and are intended to provide income and cash flow to offset potential reduced interest income and cash flow under certain interest rate environments. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity” (“SFAS 133”), the derivative financial instruments and any related margin accounts are reported on the consolidated balance sheets at their fair value.
      In 2003, the Company began applying hedge accounting as defined by SFAS 133 for certain derivative financial instruments used to hedge cash flows related to its financing on mortgage loans held for investment.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In June 2004, the Company began applying hedge accounting for certain derivative financial instruments to hedge the fair value of certain of its mortgage loans held for sale. The Company designates certain derivative financial instruments such as Euro Dollar futures and interest rate cap contracts, as hedge instruments under SFAS 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented.
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
      When hedge accounting is discontinued because the Company determines that the derivative no longer qualifies as an effective hedge, the derivative will continue to be recorded on the consolidated balance sheet at its fair value. Any change in the fair value of a derivative no longer qualifying as an effective hedge is recognized in current period earnings. When a derivative is terminated, it is derecognized at the time of termination. For terminated cash flow hedges or cash flow hedges that no longer qualify as effective, the effective position previously recorded is recorded in earnings when the hedged item affects earnings.
      Cash Flow Hedge Instruments — For derivative financial instruments designated as cash flow hedge instruments, the Company evaluates the effectiveness of these hedges against the variable-rate interest payments related to its financing on mortgage loans held for investment being hedged to ensure that there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the cash flows as a result of changes in the benchmark LIBOR interest rate, which affect the interest payments related to its financing on mortgage loans held for investment (variable-rate debt) being hedged, the Company uses derivatives classified as cash flow hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income during the current period, and reclassified into earnings as part of interest expense in the period(s) during which the hedged transaction affects earnings pursuant to SFAS 133. The ineffective portion and/or remaining gain or loss on the derivative instrument is recognized in earnings in the current period and is included in other income. During the year ended December 31, 2005, the Company recognized a gain of $7.6 million from the ineffective portion of these hedges. The ineffective portion of these hedges was immaterial for 2004 and 2003.
      As of December 31, 2005, the Company had open Euro Dollar futures contracts that are designated as hedging the variability in expected cash flows from the variable-rate debt related to its financing on mortgage loans held for investment. The fair value of these contracts at December 31, 2005 and 2004 was $80.9 million and $26.1 million asset, respectively, and is included in prepaid expenses and other assets. For the year ended December 31, 2005, the Company recognized a gain of $76.6 million attributable to cash flow hedges, which has been recorded as a reduction of interest expense related to the Company’s financing on mortgage loans held for investment. At December 31, 2005, the Company recorded deferred gain of $10.3 million, also attributable to cash flow hedges relating to its financing on mortgage loans held for investment, which will be recognized in the first quarter of 2006 due to the timing of related expired Euro Dollar contracts, which hedge 3-months forward. For the years ended December 31, 2004 and 2003, the Company recorded interest expense of $5.6 million and $0.7 million, respectively, related to Euro Dollar futures contracts designated as cash flow hedges. As of December 31, 2005, the balance of other comprehensive income, or OCI, was $61.0 million, which relates to the fair value of cash flow hedges. The Company expects to reclassify

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$52.5 million from OCI into earnings during 2006. The remaining OCI will be reclassified into earnings by September 2009. Additionally, certain Euro Dollar futures contracts were terminated during the fourth quarter of 2004 in connection with the transfer of certain assets from New Century TRS to New Century. The fair value of the contracts at the termination date of ($30.9) million is being amortized from other comprehensive income over the original hedge period, as the hedged transaction affects future earnings. Amortization of $12.2 million for the year ended December 31, 2005 has been recorded as an increase in interest expense related to the Company’s financing on mortgage loans held for investment. As of December 31, 2005, the related other comprehensive income balance was ($18.7) million.
      Fair Value Hedge Instruments — For derivative financial instruments designated as fair value hedge instruments, the Company evaluates the effectiveness of these hedges against the fair value of the asset being hedged to ensure that there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the fair value of the hedged assets as a result of changes in the benchmark LIBOR interest rate, the Company uses derivatives classified as fair value hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying fair value hedges, changes in the fair value of the derivative instruments and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in current earnings pursuant to SFAS 133. For the years ended December 31, 2005 and 2004, the Company recognized a gain of $23.1 million and a loss of $2.5 million, respectively, which were substantially offset by changes in the fair value of the hedged assets. There were no derivatives designated as fair value hedges during the year ended December 31, 2003. The gain (loss) has been included as a component of gain on sale of mortgage loans.
      As of December 31, 2005, the Company had open Euro Dollar futures contracts that were designated as fair value hedges. The fair value of these contracts at December 31, 2005 was a $0.9 million liability and is included in accounts payable and accrued liabilities. The fair value of these contracts was substantially offset by changes in the fair value of the hedged assets.
      Interest Rate Cap Contracts — Certain of the Company’s securitizations structured as financings are subject to interest rate cap contracts, or caplets, designated and documented as cash flow hedges, used to mitigate interest rate risk. The change in the fair value of these interest rate cap contracts is recorded in other comprehensive income each period. Amounts are reclassified out of other comprehensive income as the hedged transactions impact earnings. For the years ended December 31, 2005 and 2004, the Company recorded interest expense of $6.9 million and $1.8 million, respectively, related to the amortization of the caplets. The related net change to other comprehensive income due to the amortization and change in fair value of the caplets was $2.6 million and $0.7 million for 2005 and 2004, respectively. The fair value of these caplets at December 31, 2005 and 2004 was $0.5 million and $7.4 million, respectively, and is included in prepaid expenses and other assets. At December 31, 2003, such caplets were not designated as hedges.
      During 2004 and 2003, certain of the Company’s securitizations structured as financings were subject to interest rate cap contracts, not designated and documented as hedges, used to mitigate interest rate risk. The change in the fair value of these interest rate cap contracts is recorded through earnings each period, and is included as a component of interest expense. For years ended December 31, 2004 and 2003, the Company recognized interest expense of $0.7 million and $1.4 million, respectively, related to the change in fair value of these interest rate cap contracts. At December 31, 2004, all interest rate cap contracts were designated hedges.
      Non-designated Hedge Instruments — For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the period in which the changes occur. The change in fair value of Euro Dollar futures contracts not designated and documented as hedges, used to hedge the fair value of the Company’s residual interests in securitizations, is recorded through earnings each period, and is included as a component of gain on sale. For 2005, the Company recognized a loss of $1.7 million, related to the change in fair value of these contracts. For 2004 and 2003, the Company

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognized a gain of $0.7 million and a loss of $10.6 million, respectively, related to the change in fair value of these contracts. The fair value of these contracts at December 31, 2005 was $0.6 million, and is included in prepaid expenses and other assets. The fair value of these contracts at December 31, 2004 was $78,000 and is included in prepaid expenses and other assets.
      Free-standing derivatives (Interest Rate Locks/ Forward Sale Commitments) — The Company is exposed to interest rate risk from the time an interest rate lock commitment (“IRLC”) is made to a residential mortgage applicant to the time the related mortgage loan is sold. During this period, the Company is exposed to losses if the mortgage interest rates rise, because the value of the IRLC or mortgage loan declines. IRLCs are derivative instruments under SFAS 133 and are recorded at fair value with the changes in fair value recognized in current period earnings as a component of gain on sale of mortgage loans. To manage this interest rate risk, the Company utilizes primarily forward sales commitments. The forward sales commitments are derivatives under SFAS 133 and are recorded at fair value with the changes in fair value recognized in current period earnings as a component of gain on sales of mortgage loans. The aggregate fair value of free-standing derivatives on the consolidated balance sheet was a net liability of $1.1 million at December 31, 2005, and is included in accounts payable and accrued liabilities. The change in fair value that was recognized in earnings during the year ended December 31, 2005 was a loss of $1.3 million, and is included as a component of gain on sale of mortgage loans. IRLCs for the years ended December 31, 2004 and 2003 were immaterial.

(aa)	Reclassification
      Certain amounts for prior years’ presentation have been reclassified to conform to the current year’s presentation.

(2)	Mortgage Loans Held for Sale
      A summary of mortgage loans held for sale, at the lower of cost or fair value, at December 31 is as follows (dollars in thousands):

	2005	2004

First trust deeds	$7,110,772	3,686,830
Second trust deeds	704,430	197,362
Net deferred origination costs and other	9,973	38,673

	$7,825,175	3,922,865

      At December 31, 2005 and 2004, the Company had mortgage loans held for sale of approximately $80.2 million and $23.4 million, respectively, on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $5.9 million and $1.4 million for the years ended December 31, 2005 and 2004, respectively.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Gain on Sale of Loans

Gain on sale of loans was comprised of the following components for the years ended December 31 (dollars in thousands):

	2005	2004	2003

Cash gain from whole loan sale transactions	$656,672	1,068,021	861,310
Gain from securitization of loans	141,136	—	—
Non-cash gain from servicing assets related to securitizations	24,744	—	—
Cash gain on sale of servicing rights related to securitizations	24,877	—	—
Non-cash gain from servicing assets related to whole loan sales	45,499	7,923	7,777
Cash gain on sale of servicing rights related to whole loan sales	—	214	—
Securitization expenses	(49,250)	—	—
Fair value adjustment of residual securities	(9,983)	(7,697)	(19,363)
Provision for repurchase losses	(17,524)	(2,736)	(5,868)
Non-refundable loan fees	314,597	213,207	142,745
Premiums paid	(325,068)	(272,754)	(182,765)
Origination costs	(203,000)	(203,900)	(182,100)
Derivative gains (losses)	19,917	(1,669)	(10,600)

Gain on sale of mortgage loans	$622,617	800,609	611,136

(b)	Originations and Purchases
      During the year ended December 31, 2005, approximately 37.4%, 8.7% and 5.7% of the Company’s total loan originations and purchases were in the states of California, Florida and New York, respectively. During the year ended December 31, 2004, approximately 41.1% and 6.3% of the Company’s total loan originations and purchases were in the states of California and Florida, respectively.

(c)	Significant Customers
      During the year ended December 31, 2005, the Company sold $6.3 billion of mortgage loans to Carrington Capital Management, LLC and $5.8 billion of mortgage loans to Morgan Stanley Mortgage Capital, Inc., which represents 15.9% and 14.6% respectively, of total loans sold, excluding securitizations. During the year ended December 31, 2004, the Company sold $14.1 billion to Morgan Stanley Mortgage Capital, Inc., and $5.2 billion to Credit Suisse First Boston (DLJ Mortgage Capital, Inc.), which represents 46.4% and 17.2% respectively, of total loans sold.

(d)	Concentration of Credit Risk
      The Company has experienced considerable growth of its interest-only product. Originations of interest-only mortgage loans increased to $17.3 billion during the year ended December 31, 2005 from $8.1 billion for the year ended December 31, 2004. As of December 31, 2005 and 2004, approximately $1.2 billion and $708.5 million, respectively, of interest-only mortgage loans are included in mortgage loans held for sale.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Until the fourth quarter of 2005, most of these interest-only mortgage loans required the borrower to make monthly payments only of accrued interest for the first two or three years, corresponding to the initial fixed-rate period of these mortgage loans. Since that time, the Company changed its product design to provide for interest-only payments for at least the first 5 years following origination. The interest-only feature may reduce the likelihood of prepayment during the interest-only period due to the smaller monthly payments relative to a fully-amortizing mortgage loan. However, upon expiration of the interest-only payment, the borrower’s payment will increase to cover the fully amortizing payment. The adjustment to the higher payment amount increases the risk that the borrower will default or prepay the loan. Because no principal payments may be made on such mortgage loans for an extended period following origination, if the borrower defaults, the unpaid principal balance of the related mortgage loan will be greater than otherwise would be the case, increasing the risk of loss in that situation. For those reasons, among others, these interest-only loans may be less valuable in the secondary market and may result in lesser proceeds to the Company when sold or securitized as compared to fully amortizing mortgage loans.
      The Company believes its strict underwriting guidelines and the stronger credit characteristics of these mortgage loans mitigate their perceived higher risk. Due to the Company’s lack of significant historical experience with interest-only mortgage loans, credit performance has not yet been established.

(3)	Mortgage Loans Held for Investment
      For the year ended December 31, 2005, the Company securitized $11.0 billion in loans through transactions structured as financings, resulting in mortgage loans held for investment. A summary of the components of mortgage loans held for investment at December 31 is as follows (dollars in thousands):

	2005	2004

Mortgage loans held for investment:
First trust deeds	$15,877,535	12,919,700
Second trust deeds	334,689	249,895
Allowance for loan losses	(198,131)	(90,227)
Net deferred origination costs	129,772	115,956

	$16,143,865	13,195,324

      As of December 31, 2005, the balance of mortgage loans held for investment includes $28.0 million of mortgage loans held for investment that are not yet securitized.
      At December 31, 2005 and 2004, the Company had mortgage loans held for investment of approximately $666.6 million and $179.2 million, respectively, on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $19.6 million and $7.2 million in the years ended December 31, 2005 and 2004, respectively.
      At December 31, 2005 and 2004, included in mortgage loans held for investment are approximately $3.6 billion and $2.3 billion, respectively, of interest-only mortgage loans.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the years ended December 31 (dollars in thousands):

	2005	2004

Beginning balance	$90,227	26,251
Additions	140,233	70,250
Charge-offs	(32,329)	(6,274)

	$198,131	90,227

      The following table summarizes delinquencies and credit losses as of December 31, 2005 for the mortgage loans underlying the Company’s residual interests in securitizations, its mortgage loans held for investment and its mortgage loans held for sale (dollars in thousands):

				Inception
				to-date
	Original	Current	Delinquent	Credit
	Principal	Principal	Principal	Losses
	Amount of	Amount of	Over 60	(Net of
	Loans	Loans	Days	Recoveries)

Adjustable rate loans	$33,194,998	21,156,196	654,628	158,171
Fixed rate loans	14,929,870	9,796,831	179,687	146,797
Home equity lines of credit	14,907	13,002	—	—

Total managed loans	$48,139,775	30,966,029	834,315	304,968

Comprised of:
Loans sold through securitization	$14,266,003	6,938,603
Loans held for investment	26,047,590	16,212,224
Loans held for sale	7,826,182	7,815,202

Total managed loans	$48,139,775	30,966,029

      Loans sold through securitization in the table above have been sold by the Company to off-balance sheet Trusts. The Company’s only ownership interest in the off-balance sheet Trusts is its residual interests in securitizations of $234.9 million at December 31, 2005.

(4)	Residual Interests in Securitizations
      Residual interests in securitizations consist of the following components for the years ended December 31 (dollars in thousands):

	2005	2004

Over-collateralization account	$350,785	158,755
Net interest receivable (NIR)	(115,855)	(10,734)

	$234,930	148,021

      Residual interests in securitizations are recorded at estimated fair value, which is based on estimated discounted cash flows. The over-collateralization account in the table above represents the current, un-discounted balance of the over-collateralization at period end. The net interest receivable, or NIR, balance

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
represents the difference between the estimated discounted cash flows less the un-discounted value of the over-collateralization accounts, resulting in the presentation above.
      The following table summarizes the activity in the over-collateralization, or OC, accounts at December 31 (dollars in thousands):

	2005	2004

Balance, beginning of year	$158,755	169,905
Initial deposits to OC accounts	207,031	—
Additional deposits to OC accounts	2,741	1,723
Release of cash from OC accounts	(17,742)	(12,873)

Balance, end of year	$350,785	158,755

      The following table summarizes activity in NIR accounts at December 31 (dollars in thousands):

	2005	2004

Balance, beginning of year	$(10,734)	9,593
NIR discounts	(109,565)	—
Cash received from NIRs	(2,542)	(30,303)
Accretion of NIRs	16,969	17,673
Fair value adjustment	(9,983)	(7,697)

Balance, end of year	$(115,855)	(10,734)

      During the year ended December 31, 2005, the Company completed four securitizations structured as sales totaling $6.4 billion and recognized a pre-tax gain of $141.5 million, which includes $49.6 million of gain related mortgage servicing rights and is net $49.2 million of securitization expenses, which is included in gain on sale of loans. Concurrent with the securitizations, the Company sold a portion of the residual interest through NIMS transactions. A NIMS transaction allows the Company to receive a substantial portion of the gain in cash at the closing of the transaction. In future periods, the Company will not receive NIR from the securitizations until the NIM bonds are repaid. During the year ended December 31, 2004, the Company did not complete any securitizations structured as sales, resulting in no additions to its residual interests. Purchasers of securitization bonds and certificates have no recourse against the other assets of the Company, other than the assets of the trust. The value of the Company’s retained interests is subject to credit, prepayment and interest rate risk on the transferred financial assets.
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

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, key economic assumptions and the sensitivity of the current fair value of residual interests in securitization to immediate 10% and 20% adverse changes in those assumptions are illustrated in the following table (dollars in thousands):

	Security Type

	Fixed	Adjustable	Total

Carrying value/ fair value of residual interests	$74,977	159,953	234,930
Assumed weighted average life in years	2.98	2.47	2.67
Decline in fair value with 10% adverse change	2.29%	8.22%	6.33%
Decline in fair value with 20% adverse change	4.27%	14.98%	11.56%

Assumed cumulative pool losses	3.33%	3.18%	3.24%
Decline in fair value with 10% adverse change	1.67%	6.68%	5.08%
Decline in fair value with 20% adverse change	3.34%	13.41%	10.20%

Assumed discount rate	Range of 12% to 14%
Decline in fair value with 10% adverse change	0.51%	3.33%	2.43%
Decline in fair value with 20% adverse change	0.98%	6.43%	4.69%

Interest rate assumptions	Current Forward LIBOR curve
Decline in fair value with 10% adverse change	0.86%	13.70%	9.60%
Decline in fair value with 20% adverse change	1.26%	17.55%	12.35%
      These sensitivity analyses are hypothetical and should be used with caution. Changes in fair value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption when, in reality, changes in one factor may result in changes in another. For example, increases in interest rates may result in lower prepayments and higher credit losses, which may magnify or counteract the analysis.
      In order to mitigate the interest rate risk inherent in the residual interests, the Company entered into Euro Dollar futures contracts with a notional balance at December 31, 2005 and 2004 of $10.3 billion and $910.0 million, respectively. As of December 31, 2005, these contracts expire over a period of 45 months, declining generally in proportion to the percentage of the underlying loans that reach their interest rate adjustment date.

(5)	Mortgage Servicing Assets
      The following table summarizes activity in the mortgage servicing asset for the years ended December 31 (dollars in thousands):

	2005	2004

Balance, beginning of year	$8,249	1,900
Additions	95,120	7,923
Sales of servicing rights	(24,877)	—
Amortization	(9,177)	(1,574)

Balance, end of year	$69,315	8,249

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company records mortgage servicing assets when it sells loans on a servicing-retained basis and when it sells loans through whole loan sales to an investor in the current period and sells the servicing rights to a third party in a subsequent period.
      The addition of $95.1 million for the year ended December 31, 2005 includes (i) $45.5 million of servicing rights retained by the Company in certain of its whole loan sales to Carrington, (ii) $8.7 million of servicing rights related to the securitization structured as a sale completed in June 2005 (which was subsequently sold to a third party in August 2005 for $8.5 million), (iii) $16.4 million of servicing rights related to the securitization structured as a sale completed in September 2005 (which was subsequently sold to a third party in November 2005 for $16.4 million) and (iv) $24.5 million of servicing rights related to two securitizations structured as sales completed in December 2005 (which were subsequently sold to a third party during the first quarter of 2006 for $24.5 million).

Servicing Income
      The following table presents the components of servicing income for the years ended December 31 (dollars in thousands):

	2005	2004	2003

Servicing and ancillary fees collected	$45,686	29,861	11,284
Amortization of mortgage servicing asset	(9,177)	(1,574)	(580)
Prepayment penalties collected	2,005	609	435

	$38,514	28,896	11,139

(6)	Office Property and Equipment
      Office property and equipment consist of the following at December 31 (dollars in thousands):

	2005	2004

Computer hardware and software	$85,131	64,667
Furniture and office equipment	36,141	20,765
Leasehold improvements	34,571	7,775

	155,843	93,207
Less accumulated depreciation and amortization	(68,957)	(45,941)

	$86,886	47,266

      Depreciation and amortization expense for office property and equipment was $23.0 million, $15.2 million, and $10.7 million in 2005, 2004, and 2003, respectively.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Credit Facilities and Other Short-Term Borrowings
      Credit facilities and other short-term borrowings consist of the following at December 31 (dollars in thousands):

	2005	2004

A $2.0 billion asset-backed commercial paper facility for Von Karman Funding Trust, a wholly-owned subsidiary of New Century Mortgage, expiring in February 2009, secured by mortgage loans held for sale and cash generated through the sale of loans, bearing interest based on a margin over one-month LIBOR.	$—	—
A $2.0 billion master repurchase agreement ($1 billion of which is uncommitted) among New Century Mortgage, NC Capital, NC Residual II, New Century Credit and Bank of America, N.A., expiring in September 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to either renew or extend this facility prior to its expiration.	916,714	975,119
A $1.0 billion master repurchase agreement among New Century Mortgage, Home 123 and Bank of America, N.A., expiring in September 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to either renew or extend this facility prior to its expiration.	277,484	—
A $1.0 billion master repurchase agreement among New Century Credit, NC Residual II Corporation, a wholly-owned subsidiary of NC Capital (“NC Residual II”), New Century Mortgage, NC Capital and Barclays Bank PLC, expiring in March 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to either renew or extend this facility prior to its expiration.	821,856	43,917
An $800 million uncommitted master repurchase agreement among NC Capital, NC Residual II, New Century Credit and Bear Stearns Mortgage Capital, expiring in November 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to either renew or extend this facility prior to its expiration.	610,365	428,397
A $150 million master repurchase agreement between New Century Funding SB-1, a Delaware business trust and wholly-owned subsidiary of New Century Mortgage, and Citigroup Global Markets Reality Corp., successor to Salomon Brothers Reality Corp., expiring in April 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to either renew or extend this facility before its expiration.	—	—
A $650 million master repurchase agreement among New Century Credit, NC Capital and Citigroup Global Markets Reality Corp., successor to Salomon Brothers, expiring in April 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company has the ability to increase the size of this facility to $800 million provided that the value of the loans outstanding at any one time under this facility and the $150 million facility set forth immediately above may not exceed $800 million in the aggregate. The Company expects to either renew or extend this facility prior to its expiration.	276,816	260,025

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004

A $150 million master repurchase agreement among New Century Mortgage, NC Capital, New Century Financial and Citigroup Global Markets Realty Corp., successor to Salomon Brothers Realty Corp., expiring in March 2006, secured by delinquent loans and REO properties, bearing interest based on a margin over one-month LIBOR. The Company expects to either renew or extend this facility prior to its expiration.	109,076	959
A $250 million repurchase agreement between New Century Mortgage and Citigroup Global Markets, which expired in December 2005, secured by small balance commercial mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company does not expect to renew or extend this facility.	—	54,398
A $1.5 billion master repurchase agreement ($500 million of which is uncommitted) among New Century Credit, New Century Mortgage, NC Capital, Home123 and Credit Suisse First Boston Mortgage Capital LLC, expiring in December 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to either renew or extend this facility prior to its expiration.	452,239	—
A $1.0 billion master repurchase agreement among New Century Credit, New Century Mortgage, NC Capital, Home123 and Deutsche Bank, expiring in September 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to either renew or extend this facility prior to its expiration.	441,227	—
A $850 million master repurchase agreement ($150 million of which is uncommitted) among New Century Credit, New Century Mortgage, NC Capital, NC Residual II, Home123, and IXIS Real Estate Capital Inc., expiring in October 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to either renew or extend this facility prior to its expiration.	404,696	617,141
A $3.0 billion master repurchase agreement among New Century Credit, New Century Mortgage, NC Capital, NC Residual II, Morgan Stanley Bank, and Morgan Stanley Mortgage Capital Inc., expiring in February 2007, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to either renew or extend this facility prior to its expiration.	1,469,860	959,822
A $2.0 billion asset-backed note purchase and security agreement ($500 million, of which is uncommitted) between New Century Funding I, a special-purpose vehicle established as a Delaware statutory trust, which is a wholly-owned subsidiary of New Century Mortgage, and UBS Real Estate Securities Inc., expiring in June 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to renew or extend this facility prior to its expiration.	1,673,225	1,141,167
Less: Credit facility amounts reclassified to financing on mortgage loans held for investment.	(13,873)	(776,677)

	$7,439,685	3,704,268

      The weighted average interest rate on these facilities was 5.01% and 3.17% at December 31, 2005 and 2004, respectively.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The various credit facilities contain certain restrictive financial and other covenants that require the Company to, among other things, restrict dividends, maintain certain levels of net worth, liquidity, available borrowing capacity, and debt-to-net worth ratios and to comply with regulatory and investor requirements. The Company was in compliance with these covenants at December 31, 2005. As a result of the Merger and the restructuring necessary for New Century to qualify as a REIT, the Company obtained the consent of the various lenders discussed above in order for New Century and/or one of its qualified REIT subsidiaries to succeed to New Century TRS’s rights prior to the Merger. In addition to obtaining the consent of the various lenders, certain financial covenants were amended or modified. The Company believes that such amendments and modifications allow New Century to meet the Internal Revenue Code requirements for qualification as a REIT, which include various restrictions on ownership of its stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income.

(8)	Financing on Mortgage Loans Held for Investment
      When the Company sells loans through securitizations structured as financings, the related bonds are added to its balance sheet. The financing on mortgage loans held for investment consisted of the following at December 31 (dollars in thousands):

	2005	2004

Securitized bonds	$16,071,460	12,379,524
Short-term financing on retained bonds	1,903	23,616
2003-NC5 NIM bond	—	7,583
2005-NC3 NIM bond	21,405	—
Debt issuance costs	(63,182)	(81,427)
Credit facility amounts reclassified from warehouse credit facilities	13,873	776,677

Total financing on mortgage loans held for investment	$16,045,459	13,105,973

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
      The Company’s maturity of financing on mortgage loans held for investment is based on certain prepayment assumptions. The Company estimates the average life of its various securitized loan pools to be between 1.7 and 3.8 years. The following table reflects the estimated maturity of the financing on mortgage loans held for investment as of December 31, 2005 (dollars in thousands):

2006	$5,207,914
2007	4,266,050
2008	1,763,819
Thereafter	4,807,676

$16,045,459

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Convertible Senior Notes
      On July 8, 2003, New Century TRS closed a private offering of $175 million of convertible senior notes due July 3, 2008 pursuant to Rule 144A under the Securities Act of 1933. On July 14, 2003, the initial purchasers of the convertible senior notes exercised their option, in full, to acquire an additional $35.0 million principal amount of the convertible senior notes. The convertible senior notes bear interest at a rate of 3.50% per year paid semi-annually, and, as of March 17, 2004, became convertible into New Century TRS common stock at a conversion price of $34.80 per share. The conversion price represents a 28.0% premium over the closing share price on July 8, 2003. Principal balance is not due until maturity. As a result of the merger, the convertible senior notes became convertible into shares of New Century common stock. On February 14, 2005, New Century, New Century TRS and the trustee under the indenture governing the convertible senior notes entered into a second supplemental indenture pursuant to which New Century agreed to fully and unconditionally guarantee the due and punctual payment of the convertible senior notes.
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
      On November 22, 2004, New Century TRS commenced an offer, upon the terms and subject to the conditions described in the prospectus related to the offer and the accompanying letter of transmittal, to convert its outstanding convertible senior notes for shares of New Century common stock, cash, or a combination of both. The offer and withdrawal rights expired at midnight, New York City time, on December 23, 2004. On December 24, 2004, New Century TRS accepted for payment $204.5 million, or approximately 97.4%, of the $210.0 million aggregate principal amount of the convertible senior notes then outstanding, which constituted all of the convertible senior notes validly tendered and not withdrawn. In the aggregate, the holders who tendered their convertible senior notes for conversion in the offer received 6,236,431 shares of New Century common stock, which included 359,796 shares for additional consideration and an additional $3.4 million in cash for accrued interest through that date. The Company recorded approximately $24.8 million of inducement expense and $4.1 million in amortization of debt issuance costs related to this transaction in December 2004. On June 27, 2005, a holder of New Century TRS’s convertible senior notes proposed, and the Company agreed, to convert $500,000 principal amount of convertible senior notes into 15,014 shares of its common stock. In connection with the conversion, the Company made a cash payment to the holder of $51,104, which included a conversion incentive fee and accrued interest through that date. On February 17, 2006, a holder of New Century TRS’s convertible senior notes elected to convert the remaining $5,000,000 aggregate principal amount of convertible senior notes into 165,815 shares of its common stock.

(10)	Notes Payable
      Notes payable consists of $39.1 million and $37.6 million at December 31, 2005 and 2004, respectively, in equipment financing, at rates varying from 4.57% to 7.89% maturing from July 2006 to September 2008.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The maturities of notes payable at December 31, 2005 are as follows (dollars in thousands):

Due in 2006	$20,999
Due in 2007	13,656
Due in 2008	4,485

$39,140

(11)	Interest Income
      The following table presents the components of interest income for the years ended December 31 (dollars in thousands):

	2005	2004	2003

Interest on mortgage loans held for investment	$1,223,478	528,933	104,706
Interest on mortgage loans held for sale	508,878	350,562	224,650
Residual interest income	16,969	17,673	24,228
Other interest income	10,242	1,479	107

	$1,759,567	898,647	353,691

(12)	Interest Expense
      The following table presents the components of interest expense for the years ended December 31 (dollars in thousands):

	2005	2004	2003

Interest on financing on mortgage loans held for investment	$655,757	222,522	36,836
Interest on credit facilities and other short-term borrowings	308,357	124,547	73,532
Interest on convertible senior notes	251	12,337	4,049
Other interest expense	23,758	7,688	3,158

	$988,123	367,094	117,575

(13)	General and Administrative Expenses
      A summary of general and administrative expenses for the years ended December 31 is as follows (dollars in thousands):

	2005	2004	2003

Occupancy	$39,963	22,527	16,761
Other contract services	18,133	21,233	11,624
Travel, entertainment, and conferences	19,912	18,084	12,975
Depreciation and amortization	23,016	15,246	10,652
Telephone	15,234	10,688	8,239
Postage and courier	11,159	8,465	5,737
Software and data processing	10,251	4,146	3,110
Other administrative expenses	55,384	46,028	36,203

	$193,052	146,417	105,301

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Loan Servicing
      As of December 31, 2005, the Company was servicing 221,185 loans with a total principal balance of $39.6 billion, including $15.2 billion in mortgage loans held for investment, $6.7 billion in mortgage loans held for sale, $10.0 billion in mortgage loans sold on a servicing-retained basis, and $7.7 billion in loans serviced on a temporary basis for the purchasers thereof. Approximately $1.0 billion of the Company’s loans held for investment and approximately $1.2 billion of the Company’s mortgage loans held for sale were serviced by a third party.
      As of December 31, 2004, the Company was servicing 142,693 loans with a total principal balance of $24.4 billion, including $11.6 billion in mortgage loans held for investment, $3.9 billion in mortgage loans held for sale, $1.2 billion in mortgage loans sold on a servicing retained basis, and $7.7 billion in loans serviced on a temporary basis for the purchasers thereof. As of December 31, 2004, $1.6 billion of the Company’s loans held for investment were serviced by a third party.

(15)	Income Taxes
      Commencing in 2004, New Century has operated so as to qualify as a REIT for federal income tax purposes and files a separate federal income tax return that does not include the operations of the Company’s non-REIT, or TRS, companies. Provided at least 90% of the taxable income of the REIT is distributed to stockholders in the manner prescribed by the Internal Revenue Code Sections 856 through 858, whereby no income taxes are due on the income distributed in the form of common and preferred dividends by the REIT.
      At December 31, 2005, the Company’s estimated taxable REIT income exceeded its regular preferred and common dividends for the tax year. The Internal Revenue Code allows a REIT to apply dividend payments made in early 2006 to satisfy its 2005 dividend requirements, thereby avoiding the paying of regular income taxes on any undistributed taxable REIT income earned and reported for 2005. The application of the dividend payments in 2006 in this manner must be communicated to the stockholder and be paid out prior to the filing of its 2005 federal corporate tax return, including time allotted for extensions. In addition to the discussion of Taxable REIT Income in this annual report to the stockholders on Form 10K, the Company previously announced in its third quarter report to the stockholders on Form 10Q, and again on February 2, 2006 in a press release, its intention to utilize the $104.7 million, or $1.88 per common share, of estimated undistributed taxable income from 2005 for common stockholder dividend payments in 2006 in accordance with the procedures set forth in the Internal Revenue Code and as described above.
      Operations of the Taxable REIT Subsidiaries, including transactions by and between the TRS level and REIT level companies, however are fully taxable. Principally because of a continuing broadening of the Company’s multi-state mortgage banking operations during the last several years, the TRS effective tax rate continues to decline and is applied only to the TRS level taxable income, and at rates of 40%, 41% and 42% in 2005, 2004 and 2003 respectively. With 12 full months of REIT operations in 2005, only three months of REIT operations in 2004 and no REIT operations in 2003, the Company’s fully consolidated effective tax rates shown in the table below differs substantially from year to year due principally to the tax benefit resulting from the application of the REIT’s Dividend Paid Deduction, and to a smaller degree to the decline in the TRS level effective tax rate.
      In addition, during 2005 the Company finalized amendments to its federal and state tax returns prompted by the completion of IRS examinations covering tax years 1998 to 2001, thereby amending tax returns covering tax years from 1998 to 2002. As a result of the completion of the examinations and the subsequent amendments, it recognized a non-recurring and favorable tax reserve recapture of $14.8 million, or $0.26 per share.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      When these occurrences are combined, effective tax rates differ substantially from the 35% statutory federal income tax rates as shown in the rate reconciliation table below for the years ended December 31 (dollars in thousands):

	2005	2004	2003

Computed “expected” income taxes	$155,182	213,899	148,141
State tax, net of federal benefit	22,169	34,309	23,795
Benefit of REIT election	(137,117)	(17,568)	—
Recapture of tax reserve	(14,800)	—	—
Other	1,400	4,930	5,833

	$26,834	235,570	177,769

Actual tax provision rate	6.05%	38.55%	42.00%
      Components of the Company’s provision for income taxes for the years ended December 31 are as follows (dollars in thousands):

	2005	2004	2003

Current:
Federal	$29,357	149,915	221,964
State	(7,400)	40,640	54,152

	21,957	190,555	276,116

Deferred:
Federal	4,909	38,245	(78,386)
State	(32)	6,770	(19,961)

	4,877	45,015	(98,347)

	$26,834	235,570	177,769

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows (dollars in thousands):

	2005	2004

Deferred tax assets:
Allowance for loan losses	$15,701	20,114
State taxes	—	10,885
Non-cash gain from securitizations	1,863	11,126
Fair value adjustment on loans held for sale	26,251	14,616
Capital loss carryforward	20,511	21,024
Accruals and other reserves	3,517	—
Other	2,048	3,317

Gross deferred tax assets	69,891	81,082

Less: valuation allowance for capital loss	(20,511)	(21,024)

	49,380	60,058

Deferred tax liabilities:
Office property and equipment	2,368	5,707
Deferred loan fees	2,189	3,382

	4,557	9,089

Net deferred income tax asset	$44,823	50,969

      During 2004 the Company recorded a $51.3 million capital loss carry forward arising from the intercompany sale of loans from the TRS to the REIT. The recognition of these capital losses are subject to the timing rules for intercompany transactions set forth in the Internal Revenue Code. Because of these rules, the Company’s infrequent history of capital gains, as well as the company’s projections for limited future taxable capital gain events, management in 2004 applied a 100% valuation allowance against the tax value of those unused capital losses as shown in the table above.
      Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it will fully realize all of its remaining deferred tax assets existing at December 31, 2005 and 2004. Accordingly, there are no valuation allowances for any other deferred tax assets at December 31, 2005 or 2004.

(16)	Commitments and Contingencies

(a)	Related Party
      On January 1, 2002, New Century TRS entered into employment agreements with four of its executive officers, Robert Cole, Brad Morrice, Edward Gotschall and Patrick Flanagan. On September 30, 2004, in connection with the merger and the restructuring of the Company’s business operations as a REIT, the Company assumed all of the rights, duties and obligations under the employment agreements in the same manner as New Century TRS would be required to perform under the employment agreements had the merger not taken place.
      On December 27, 2005, the Company and Patrick Flanagan entered into an amended and restated employment agreement effective December 27, 2005 (the “Flanagan Employment Agreement”) principally to reflect Mr. Flanagan’s six-month personal leave of absence from service with the Company that

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
commenced January 1, 2006 and will end on June 30, 2006. During the period of that leave, Mr. Flanagan will be entitled to base salary at a rate of $76,445 per month. The Flanagan Employment Agreement has a term that commences on December 23, 2005 and ends on the first to occur of (1) June 30, 2006 or (2) Mr. Flanagan’s termination of employment with the Company. Concurrent with his execution of the Flanagan Employment Agreement, Mr. Flanagan entered into a general release agreement with the Company. The Flanagan Employment Agreement will become null and void if Mr. Flanagan revokes such release within any revocation period afforded by applicable law.
      Concurrent with his execution of the Flanagan Employment Agreement, the Company and Mr. Flanagan entered into a Consulting Agreement (the “Consulting Agreement”) that will become effective as of July 1, 2006 but only in the event that (1) Mr. Flanagan’s employment with the Company terminates on June 30, 2006 pursuant to the Flanagan Employment Agreement, (2) Mr. Flanagan has performed his obligations under the Flanagan Employment Agreement and is not in breach of the Flanagan Employment Agreement as of such date and (3) Mr. Flanagan enters into a general release agreement with the Company executed promptly after June 30, 2006. Pursuant to the Consulting Agreement, Mr. Flanagan will provide exclusive consulting services to the Company commencing on July 1, 2006 and ending on December 31, 2008 (the “Consulting Period”). During the Consulting Period, Mr. Flanagan will be entitled to a fee of $76,445 per month and certain other welfare benefits. As a result of Mr. Flanagan’s execution of the Flanagan Employment Agreement and the Consulting Agreement, his employment agreement dated January 1, 2004 is no longer subject to the terms set forth below.
      Each employment agreement has a term that was to expire on December 31, 2006 and is subject to an automatic annual extension unless and until one party has given the other at least 30 days’ written notice of non-renewal. On December 31, 2005, the term of each agreement was automatically extended until December 31, 2007 because neither party had previously given the other at least 30 days’ written notice of non-renewal. In no event, however, will the term of employment under the agreements extend beyond the executive’s 65th birthday. The agreements set the base salary at $550,000 for 2004. The agreements provided that, in 2005 and subsequent years, the base salary for that year must represent at least a 5% increase over the base salary of the preceding year. In 2005, the base salary was $577,500. The agreements also provide for a $500 per month automobile allowance.
      In February 1999, the board of directors approved the 1999 Incentive Compensation Plan (the “Incentive Compensation Plan”). The board of directors designed the Incentive Compensation Plan so that the executive officers’ bonuses would qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. The Company’s stockholders approved the Incentive Compensation Plan in May 1999. The authority to grant new awards under the Incentive Compensation Plan expired on February 17, 2004. In response, the board of directors approved the New Century Financial Corporation 2004 Performance Incentive Plan (the “2004 Plan”) in March 2004. The board of directors approved the 2004 Plan based, in part, on a belief that the number of shares available under the New Century Financial Corporation 1995 Stock Option Plan did not give the Company sufficient authority and flexibility to adequately provide for future incentives. In addition, the 2004 Plan would replace the Incentive Compensation Plan by authorizing performance-based bonus awards that would give the Company flexibility to continue to structure executives’ annual cash bonus opportunities as performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code. The Company’s stockholders approved the 2004 Plan in September 2004.
      The employment agreements provide for two awards under the 2004 Plan: one for the Company’s performance during the first six months of the year, and the second for the Company’s performance for the entire year. The awards base the potential incentive compensation on the ratio of the Company’s pre-tax net income to its stockholders’ equity. For each six-month performance period, if the ratio is at least 9% but less than 14%, each executive officer is entitled to 1.125% of pre-tax net income in excess of 9% of total

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stockholders’ equity for that period. If the ratio is at least 14% but less than 19%, each executive officer will receive incentive payments equal to the sum of (i) 1.125% of pre-tax net income in excess of 9% but not in excess of 14% of total stockholders’ equity, plus (ii) 0.75% of pre-tax net income in excess of 14% of total stockholders’ equity for that period. If the ratio is at least 19%, each executive officer will receive incentive payments equal to the sum of (i) 1.125% of pre-tax net income in excess of 9% but not in excess of 14% of total stockholders’ equity, plus (ii) 0.75% of pre-tax net income in excess of 14% but not in excess of 19% of total stockholders’ equity, plus (iii) 0.60% of pre-tax net income in excess of 19% of total stockholders’ equity for that period. For each 12-month performance period, if the ratio is at least 18% but less than 28%, each executive officer is entitled to 1.125% of pre-tax net income in excess of 18% of total stockholders’ equity for that period. If the ratio is at least 28% but less than 38%, each executive officer will receive incentive payments equal to the sum of (i) 1.125% of pre-tax net income in excess of 18% but not in excess of 28% of total stockholders’ equity, plus (ii) 0.75% of pre-tax net income in excess of 28% of total stockholders’ equity for that period. If the ratio is at least 38%, each executive officer will receive incentive payments equal to the sum of (i) 1.125% of pre-tax net income in excess of 18% but not in excess of 28% of total stockholders’ equity, plus (ii) 0.75% of pre-tax net income in excess of 28% but not in excess of 38% of total stockholders’ equity, plus (iii) 0.60% of pre-tax net income in excess of 38% of total stockholders’ equity for that period. Notwithstanding these calculations, the award for an executive officer for a six-month performance period is capped at 80% of his then current base salary. The amount of any incentive award paid for the twelve-month performance period will be reduced by any amounts paid for the six-month performance period. Award amounts up to 150% of the executive officers’ current annual salary are paid in cash. Any amounts exceeding 150% of the base salary are paid in restricted stock.
      On March 4, 2004, a fifth executive, Kevin Cloyd, was named and on September 1, 2004, New Century TRS entered into an amended and restated employment agreement with Mr. Cloyd. As a result of the merger and restructuring of the Company’s business operations as a REIT, on September 30, 2005, the Company assumed all of the rights, duties and obligations under the employment agreement with Mr. Cloyd in the same manner as New Century TRS would be required to perform under the employment agreements had the merger not taken place.
      Mr. Cloyd’s employment agreement has a term that was to expire on August 31, 2006 and is subject to an automatic annual extension unless and until one party has given the other at least 30 days’ written notice of non-renewal. On December 31, 2005, the term of the agreement was automatically extended until December 31, 2007 because neither party had given the other at least 30 days’ written notice of non-renewal.
      Mr. Cloyd’s employment agreement set his base salary at $250,000 for 2004, retroactive to February 1, 2004. The agreement provides that, in 2005 and subsequent years, the base salary for that year must represent at least a 5% increase over the base salary of the preceding year. In 2005, the base salary was $300,000. The agreement also provides for a $500 per month automobile allowance. The agreement provides for a fiscal 2004 bonus opportunity, which was paid in the amount of $1,278,710 for 2004. Bonus opportunities after fiscal 2004 will be in the Company’s discretion. Mr. Cloyd received a bonus in the amount of $1,523,000 for 2005.
      Included in personnel expense for the years ended December 31, 2005, 2004, and 2003, respectively, are $13.5 million, $9.8 million and $8.4 million, related to the 2004 Plan or Incentive Compensation Plan, as applicable.

(b)	Operating Leases
      The Company and its subsidiaries lease certain facilities under noncancelable operating leases, which expire at various dates through 2015. Total rental expenditures under these leases were approximately $31.3 million, $17.0 million, and $12.3 million for the years ended December 31, 2005, 2004, and 2003, respectively. The Company and its subsidiaries also lease office property and equipment from various

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
equipment leasing companies under operating lease agreements. These operating leases expire from January 2006 to July 2015. Total rental expenditures under these office property and equipment leases were approximately $2.7 million, $1.1 million, and $1.2 million for the years ended December 31, 2005, 2004, and 2003, respectively.
      Minimum rental commitments for these leases are as follows as of December 31, 2005 (dollars in thousands):

Year ending December 31:
2006	$34,292
2007	34,655
2008	30,693
2009	26,529
2010	17,163
Thereafter	50,785

$194,117

(c)	Loan Commitments
      Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Also, external market forces affect the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements. Combined, the Company had commitments to fund loans of approximately $5.9 billion and $4.1 billion at December 31, 2005 and 2004, respectively.
      In addition, as of December 31, 2005 and 2004, the Company had undisbursed home equity lines of credit commitments of $8.2 million and zero, respectively.

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
      At December 31, 2005 and 2004, included in accounts payable and accrued liabilities are approximately $7.0 million and $6.3 million, respectively, in allowances for losses related to possible off-balance sheet recourse, repurchase agreement provisions, and repurchases from securitization trusts. The activity in this allowance for the years ended December 31 is summarized as follows (dollars in thousands):

	2005	2004	2003

Balance, beginning of year	$6,263	9,843	16,904
Provision for repurchase losses	17,524	2,736	5,868
Charge-offs, net	(16,832)	(6,316)	(12,929)

Balance, end of year	$6,955	6,263	9,843

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Litigation
      In September 2002, Robert E. Overman and Martin Lemp filed a class action complaint in the Superior Court of Alameda County, California, against New Century Financial Corporation and New Century Mortgage (collectively, the “New Century Entities”), U.S. Bancorp, Loan Management Services, Inc., and certain individuals affiliated with Loan Management Services. The complaint alleges violations of the California Consumers Legal Remedies Act, Unfair, Unlawful and Deceptive Business and Advertising Practices in violation of Business & Professions Code Sections 17200 and 17500, Fraud-Misrepresentation and Concealment and Constructive Trust/ Breach of Fiduciary Duty and damages including restitution, compensatory and punitive damages, and attorneys’ fees and costs. The New Century Entities filed a Section 128.7 sanctions motion seeking dismissal of the case. On December 8, 2003, the court granted the motion for sanctions against the plaintiffs for filing a first amended complaint with allegations against the New Century Entities that were devoid of evidentiary support and ordered the claims stricken without prejudice. On January 27, 2004, the court entered a judgment of dismissal without prejudice in favor of the New Century Entities. The plaintiffs filed a notice of appeal on February 20, 2004 from the judgment entered in favor of the New Century Entities and the order granting the New Century Entities’ motion for sanctions. The plaintiffs also filed a motion with the appellate court to consolidate this appeal with three additional appeals sought in similar cases against other lenders. On May 28, 2004, the court denied the motion. On June 10, 2005, the court of appeals dismissed plaintiff’s appeal for lack of appellate jurisdiction. On August 10, 2005, the court entered an order holding that the New Century Entities should recover their costs.
      In April 2003, two former, short-term employees, Kimberly A. England and Gregory M. Foshee, filed a complaint seeking class action status against the New Century Entities, Worth Funding Incorporated (now known as New Century Credit Corporation) (“Worth”) and The Anyloan Company (now known as Home123 Corporation) (“Anyloan”). The action was removed on May 12, 2003 from the 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana to the U.S. District Court for the Middle District of Louisiana in response to the New Century Entities, Worth and Anyloan’s Petition for Removal. The complaint alleges failure to pay overtime wages in violation of the federal Fair Labor Standards Act, or FLSA. The plaintiffs filed an additional action in Louisiana state court (19th Judicial District Court, Parish of East Baton Rouge) on September 18, 2003, adding James Gray as a plaintiff and seeking unpaid wages under state law, with no class claims. This second action was removed on October 3, 2003 to the U.S. District Court for the Middle District of Louisiana, and was ordered consolidated with the first action. In April 2004, the U.S. District Court unilaterally de-consolidated the James Gray individual action. In September 2003, the plaintiffs also filed a motion to dismiss their claims in Louisiana to enable them to join in a subsequently filed case in Minnesota entitled Klas vs. New Century Financial Corporation, et al. The New Century Entities, Worth and Anyloan opposed the motion and the court agreed with their position and refused to dismiss the plaintiffs’ case, as it was filed first. The Klas case was consolidated with this case and discovery is proceeding. The New Century Entities, Worth and Anyloan filed a motion to dismiss Worth and Anyloan as defendants. The court granted the motion to dismiss in April 2004. On June 28, 2004, the New Century Entities filed a motion to reject conditional certification of a collective action. The New Century Entities’ motion to reject the class was granted on June 30, 2005. The plaintiffs had 30 days to file individual actions against the New Century Entities, and approximately 450 actions were filed. Settlement discussions commenced at mediation in January 2006 are ongoing.
      In December 2003, New Century Mortgage was served with a class action complaint filed by Elaine Lum in the Supreme Court of the State of New York in Riverhead, Suffolk County. The complaint alleged that certain payments New Century Mortgage makes to mortgage brokers, sometimes referred to as yield spread premiums, interfered with the contractual relationship between Ms. Lum and her broker. The complaint also sought damages related thereto for fraud, wrongful inducement/breach of fiduciary duty, violation of deceptive acts and practices, unjust enrichment and commercial bribing. The complaint sought class

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certification for similarly situated borrowers in the State of New York. New Century Mortgage filed a motion to dismiss on January 30, 2004. The judge granted New Century Mortgage’s motion and dismissed all claims on March 23, 2004. On April 12, 2004, the plaintiff filed a notice of appeal, seeking review of the court’s order granting the motion to dismiss. On June 20, 2005, the Appellate Division of the Supreme Court of the State of New York located in Brooklyn, New York, affirmed the order granting New Century Mortgage’s motion to dismiss the complaint. Plaintiff/appellant filed a motion with the appellate division for reargument and/or for leave to appeal to the Court of Appeals, which the Court denied in October 2005. In February 2006, the Court of Appeals denied plaintiff/appellant’s motion for leave to appeal and affirmed the Supreme Court’s previous ruling, granting New Century Mortgage’s motion to dismiss the complaint.
      On August 2, 2004, the U.S. Department of Labor, Wage and Hour Division, or DOL, informed New Century Mortgage that it is conducting an investigation to determine whether New Century Mortgage is in compliance with the FLSA. The DOL has narrowed the scope of its investigation. New Century Mortgage believes it is in compliance with the FLSA and that it properly pays overtime wages. In April 2005, New Century Mortgage provided requested documents and awaits a response from the DOL.
      In March 2005, Daniel J. Rubio, a former employee of New Century Mortgage filed a class action complaint against New Century Mortgage in the Superior Court of Orange County, California. The complaint alleges failure to pay overtime wages, failure to provide meal and rest periods, and that New Century Mortgage engaged in unfair business practices in violation of the California Labor Code. The complaint seeks recovery of unpaid wages, interest, and attorneys’ fees and costs. New Century Mortgage filed a motion to strike and demurrer to the complaint in May 2005. On July 8, 2005, the court overruled the demurrer and granted the motion to strike. The amended complaint was filed in July 2005 and New Century Mortgage filed its answer in August 2005. In December 2005, New Century Mortgage filed a motion to strike portions of the complaint, which was granted in New Century Mortgage’s favor.
      In April 2005, Perrie Bonner and Darrell Bruce filed a class action lawsuit against New Century Mortgage and Home123 Corporation (“Home123”) in the U.S. District Court, Northern District of Indiana, Hammond Division alleging violations of the Fair Credit Reporting Act, or FCRA, claiming that New Century Mortgage and Home123 accessed consumer credit reports without authorization because the prescreened offers of credit did not qualify as firm offers of credit. The proposed class consists of all persons in Indiana, Illinois and Wisconsin who received the prescreened offers from April 20, 2003 to May 10, 2005. New Century Mortgage and Home 123 filed their answer to the complaint on June 30, 2005. In September 2005, plaintiffs filed a motion for class certification and on November 1, 2005, New Century Mortgage and Home123 filed a motion for judgment on the pleadings.
      In July 2005, Pamela Phillips filed a class action lawsuit against the New Century Entities and Home123 in the District Court, Central District of California. Plaintiff alleges violations of FCRA, claiming that the New Century Entities and Home123 accessed consumer credit reports without authorization because the prescreened offers of credit did not qualify as firm offers of credit. The case also alleges that certain disclosures were not made in a clear and conspicuous manner. The proposed class consists of all persons nationwide whose consumer reports were obtained or used by the New Century Entities in connection with a credit transaction not initiated by the consumer and who did not receive a firm offer of credit from the New Century Entities. A proposed sub-class consists of all persons whose consumer reports were obtained or used by the New Century Entities in connection with a credit transaction not initiated by them, and who received a written solicitation to enter a credit transaction which did not provide clear and conspicuous disclosures as required by 15 U.S.C. section 1681m(d). The complaint seeks damages of not more than $1,000 for each alleged violation, declaratory relief, injunctive relief, attorneys’ fees and costs. The New Century Entities and Home123 filed a motion to dismiss certain claims in October 2005. In November 2005, the Court granted the motion to dismiss

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
these claims. In early March 2006, the court, on its motion, reversed its prior ruling on the motion to dismiss citing the 7th Circuit Court of Appeals recent decision in the Murray v. GMAC Mortgage Corporation case.
      In October 2005, Patricia and Stephen Jeppesen filed a class action lawsuit against New Century Mortgage in the U.S. District Court, Northern District Of Indiana. The plaintiffs allege that New Century Mortgage violated the Indiana High Cost Loan Act by allegedly making loans with fees greater than permitted by law unless certain disclosures are made. The class is defined as all persons who obtained a mortgage loan from New Century Mortgage after January 1, 2005 on their principal residence in Indiana. A second claim in the complaint alleges that New Century Mortgage improperly charged a document preparation fee. The class also includes all persons in Indiana who paid a document preparation fee to New Century Mortgage in the six years prior to the filing of the complaint. The complaint seeks statutory damages, attorneys’ fees, costs, restitution and other relief. In December 2005, New Century Mortgage filed its answer and affirmative defenses and plaintiffs subsequently filed a motion to strike certain affirmative defenses.
      In January 2006, Mary Forrest filed a class action lawsuit against New Century Mortgage in the U.S District Court for the Eastern District of Wisconsin, Milwaukee Division. The plaintiff alleges violations of FCRA, claiming that the originator accessed prescreened credit reports without authorization because the offers of credit allegedly did not qualify as firm offers of credit. The proposed class consists of persons with Wisconsin addresses to whom the originator sent a particular prescreened offer of credit after November 20, 2004. In February 2006, New Century Mortgage filed both its answer and a motion to transfer the case to the U.S. District Court for the Central District of California.
      The Company is also a party to various legal proceedings arising out of the ordinary course of its business. Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on the Company’s business, results of operations or financial position.

(17)	Employee Benefit Plans
      On July 1, 1996, the Company established the New Century Financial Corporation 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of eligible employees and their beneficiaries. The 401(k) Plan is a defined contribution 401(k) plan, which allows eligible employees to save for retirement through pretax contributions. Under the 401(k) Plan, employees of the Company may contribute up to the statutory limit. Effective January 1, 2003, the Company increased its matching from 25% to 50% of the first 6% of compensation contributed by the employee. An additional Company contribution may be made at the discretion of the Company. Contributions to the 401(k) Plan by the Company for the years ended December 31, 2005, 2004, and 2003 were $9.3 million, $6.2 million, and $4.3 million, respectively.
      In October 1997, the Company established the New Century Financial Corporation Employee Stock Purchase Plan (the “Plan”) for the benefit of eligible employees. The Plan is a compensatory plan as defined in accordance with APB 25. The plan allows employees to contribute, through payroll deductions, to the Plan. At the end of each plan period, the employees purchase stock at a price equal to 90% of the lesser of the market price at the beginning and end of the plan period. Since its inception, the Company has issued 906,631 shares of common stock under the Plan. Effective January 2006, the plan will fall under the provisions of SFAS 123R. In addition, the Company modified the Plan and changed the employee’s purchase price to be 90% of the market price at the end of the plan period. The Company recognized personnel expenses of $1.2 million, $2.4 million and $1.0 million related to the Plan for the years ended December 31, 2005, 2004, and 2003, respectively.
      In December 1998, the Company established the New Century Financial Corporation Deferred Compensation Plan for the benefit of eligible employees. This plan allows eligible employees to defer payment of a portion of their salary to future years. From inception through 2004, the Company did not contribute to

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
this plan. Effective January 1, 2005, the Company began matching 50% of the first 6% of the deferred compensation contributed by the employee. Contributions to the Deferred Compensation Plan by the Company for the year ended December 31, 2005 was $2.7 million and was recognized in personnel expense in the income statement.

(18)	Earnings per Share
      The following table illustrates the computation of basic and diluted earnings per share for the years ended December 31 (dollars in thousands, except per share and share amounts):

	2005	2004	2003

Basic:
Net earnings	$416,543	375,571	245,483
Less: Preferred stock dividends	5,418	—	—

Net earnings available to common stockholders	$411,125	375,571	245,483

Weighted average common shares outstanding	55,430,666	36,807,298	33,835,127

Earnings per share	$7.42	10.20	7.26

Diluted:
Net earnings available to common stockholders	$411,125	375,571	245,483
Add: Interest and amortization of debt issuance costs on convertible senior notes, net of tax	102	7,324	2,352

Diluted net earnings	$411,227	382,895	247,835

Weighted average number of common shares outstanding	55,430,666	36,807,298	33,835,127
Effect of dilutive securities:
Restricted stock awards	122,414	280,213	113,940
Warrants	—	426,141	—
Stock options	1,609,043	2,698,256	2,276,690
Convertible senior notes(1)	160,013	6,002,573	3,009,076
Directors’ deferred compensation plan awards	1,855	356	—

	57,323,991	46,214,837	39,234,833

Earnings per share	$7.17	8.29	6.32

(1)	See footnote 1(t).
      For 2005 and 2004, 770,000 and 102,500, respectively of stock options whose exercise price exceeded the average market price of the common shares are excluded from calculation of the dilutive number of shares.
      For 2003, 52,000 stock options and a warrant for 6.0 million shares whose exercise price exceeded the average market price of the common shares are excluded from calculation of the dilutive number of shares. Pursuant to EITF 04-08, the 6.0 million shares underlying the convertible senior notes are included for the portion of the year that the notes were outstanding.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Stock Options
      In 2004, the Company adopted and received stockholders’ approval of the qualified 2004 Performance Incentive Plan (the Plan) pursuant to which the Company’s board of directors may grant equity awards, including stock options and other forms of awards, to officers and key employees. The Plan authorizes grants of equity awards, including stock options, to purchase up to 1,495,575 shares of authorized but unissued common stock. Stock options granted under the Plan have terms of ten years. Prior to 2004, awards were granted under the Company’s 1995 Stock Option Plan. The Company has also issued the following grants of nonqualified stock options outside either of the plans: (i) 180,000 granted to certain executive officers of the Company in December 1996, vesting over a three-year period and expiring ten years from the grant date, (ii) 11,250 granted to a former director of the Company in May 1997, vesting over five years and expiring ten years from the grant date, (iii) 15,000 granted to a nonemployee director of the Company in September 1998, vesting over five years and expiring ten years from the grant date, and (iv) 45,000 granted to two nonemployee directors of the Company in May 1999, vesting over five years and expiring ten years from the grant date. At December 31, 2005, there were no non-qualified stock options outstanding outside the two plans. All stock options are granted with an exercise price not less than the stock’s fair market value at the date of grant. Stock options generally vest over a period of three to five years. At December 31, 2005, there were 851,415 shares available for grant under the Plan. Of the options outstanding at December 31, 2005 and 2004, 1,743,568 and 2,166,064, respectively, were exercisable with weighted average exercise prices of $23.06 and $11.17, respectively.
      Stock options activity during the years ended December 31 is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance at December 31, 2002	4,842,575	$9.11
Granted	1,217,500	23.50
Exercised	(841,456)	9.97
Canceled	(158,501)	14.02

Balance at December 31, 2003	5,060,118	12.54
Granted	979,500	47.09
Exercised	(734,916)	11.83
Canceled	(176,594)	19.69

Balance at December 31, 2004	5,128,108	19.00
Granted	891,602	45.66
Exercised	(1,695,524)	10.47
Canceled	(504,653)	32.00

Balance at December 31, 2005	3,819,533	27.29

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, the range of exercise prices, the number outstanding, weighted average remaining term and weighted average exercise price of options outstanding and the number exercisable and weighted average price of options currently exercisable are as follows:

		Average
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Term	Exercise Price	Exercisable	Exercisable Price

$ 0.33 — 5.59	101,089	1.99	$5.25	101,089	$5.25
6.00 — 6.79	453,800	5.64	6.65	340,700	6.65
7.33 — 7.67	119,727	2.92	7.40	89,277	7.36
8.00 — 9.27	216,319	5.89	9.05	73,819	8.94
10.47 — 11.43	256,525	6.12	10.48	172,150	10.48
12.17 — 14.62	276,157	6.67	14.51	98,332	14.47
16.25 — 18.66	480,264	6.92	18.41	211,577	18.27
19.47 — 26.97	309,631	7.46	26.36	104,591	26.63
35.74 — 43.51	96,082	8.34	38.87	19,738	38.17
44.05 — 44.06	467,913	9.21	44.06	3,165	44.05
45.04 — 45.96	362,334	8.09	45.86	225,584	45.87
46.38 — 46.78	368,560	8.67	46.66	209,560	46.63
47.26 — 49.30	194,276	9.08	49.05	14,611	47.94
51.20 — 60.47	116,856	8.75	55.13	79,375	56.73

	3,819,533			1,743,568

(20)	Stockholders’ Equity

(a)	Common Stock
      On January 21, 2003, the Company issued a total of 251,880 shares of restricted stock to four of its executive officers under the 1999 Incentive Compensation Plan. The restricted stock vests over a three year period.
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
      On October 6, 2004, New Century consummated a public offering of 13,500,000 shares of its common stock at $58.00 per share for gross proceeds of approximately $783 million. Concurrent with the closing of the public offering, New Century sold 636,885 shares of its common stock in a private placement transaction to Friedman, Billings, Ramsey Group, Inc. for gross proceeds of approximately $35 million. Proceeds, net of

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expenses, totaled $770.2 million. New Century agreed to register for resale the shares purchased by Friedman, Billings, Ramsey Group, Inc. in the private placement.
      On November 3, 2004, the Company issued a total of 19,302 shares of restricted stock to six members of its board of directors under the 2004 Performance Incentive Plan. The restricted stock vests over a three year period.
      On February 2, 2005, the Company issued a total of 166,340 shares of restricted stock to four of its executive officers under the 2004 Plan. The restricted stock vests over a three year period.
      On March 10, 2005, the Company issued a total of 80,314 shares of restricted stock to five of its executive officers and two of its officers under the 2004 Plan. The restricted stock vests seven years after the date of grant, subject to acceleration upon the achievement of certain performance measures.
      On March 23, 2005, the Company issued a total of 77,412 shares of restricted stock to certain of its officers under the 2004 Plan. The restricted stock vests seven years after the date of grant, subject to acceleration upon the achievement of certain performance measures.
      On June 1, 2005, the Company issued 973 shares of restricted stock to one of its officers under the 2004 Plan. The restricted stock vests seven years after the date of grant, subject to acceleration upon the achievement of certain performance measures.
      In June 2005, in connection with the Company’s restructuring of an executive officer’s compensation, the executive officer sold to the Company 41,585 shares of restricted stock at a price per share of $50.52, the per share closing price of the Company’s common stock on the date of the repurchase.
      On June 24, 2005, the Company issued 5,938 shares of restricted stock to one of its executive officers under the 2004 Plan. The restricted stock vests seven years after the date of grant, subject to acceleration upon the achievement of certain performance measures.
      On July 1, 2005, the Company issued 728 shares of restricted stock to one of its officers under the 2004 Plan. The restricted stock vests seven years after the date of grant, subject to acceleration upon the achievement of certain performance measures.
      On July 5, 2005, the Company issued 2,432 shares of restricted stock to one of its officers under the 2004 Plan. The restricted stock vests seven years after the date of grant, subject to acceleration upon the achievement of certain performance measures.
      On September 2, 2005, the Company issued a total of 2,154 shares of restricted stock to two of its officers under the 2004 Plan. The restricted stock vests seven years after the date of grant, subject to acceleration upon the achievement of certain performance measures.
      On September 7, 2005, the Company issued 912 shares of restricted stock to one of its officers under the 2004 Plan. The restricted stock vests seven years after the date of grant, subject to acceleration upon the achievement of certain performance measures.
      On December 8, 2005, the Company issued 3,461 shares of restricted stock to three of its officers under the 2004 Plan. The restricted stock vests seven years after the date of grant, subject to acceleration upon the achievement of certain performance measures.
      On December 27, 2005, in connection with an executive officer’s execution of an amended and restated employment agreement with the Company, the Company and the executive officer agreed to terminate grants for a total of 21,566 shares of restricted stock.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2005, in connection with the Company’s termination of certain officers, the Company terminated grants for a total of 28,493 shares of restricted stock.
      In the fourth quarter of 2005, the company repurchased 879,200 shares of common stock at an average price of $33.52 per share for an aggregate amount of $29.5 million.

(b)	Cumulative Redeemable Preferred Stock
      In June 2005, the Company sold 4,500,000 shares of its Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), including 300,000 shares to cover overallotments. The offering provided $108.7 million in net proceeds. The shares have a liquidation value of $25.00 per share and pay an annual coupon of 9.125% and are not convertible into any other securities. The Company may, at its option, redeem the Series A Preferred Stock, in the aggregate or in part, at any time on or after June 21, 2010. As such, this stock is not considered mandatorily or contingently redeemable under the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFSA 150)”, and is therefore classified as a component of equity. The Company paid preferred stock dividends for the second and third quarters on September 30, 2005 and the fourth quarter on December 31, 2005, and, as a result, accrued preferred stock dividends were zero as of December 31, 2005.
      The Company pays cumulative dividends on its Series A Preferred Stock from the date of original issuance in the amount of $2.28125 per share each year, which is equivalent to 9.125% of the $25.00 liquidation preference per share. Dividends on the shares of the Series A Preferred Stock are payable quarterly in arrears on or before March 31, June 30, September 30 and December 31 of each year. On February 6, 2006, the Company declared a cash dividend of $0.5703125 per share on its Series A Preferred Stock. The dividend will be paid on March 31, 2006 to stockholders of record on March 1, 2006.

(c)	Treasury Stock
      The Company’s Stock Repurchase Program, or the Program, originally authorized the repurchase of up to 5.8 million shares. From inception of the Program through September 30, 2005, the Company had repurchased 4.2 million shares. During the fourth quarter of 2005, the Company’s Board of Directors approved a share repurchase program for up to 5 million shares of common stock over the following 12 months. The Company expects to fund these repurchases with excess corporate liquidity. Stock repurchases may be made on the open market through block trades or in privately negotiated sales in accordance with applicable law. The number of shares to be purchased and the timing of the purchases will be based upon the level of the Company’s cash balances, general business conditions and other factors including alternative investment opportunities. The Company may terminate, suspend, reduce or increase the size of the stock repurchase program at any time. In the fourth quarter of 2005, the Company repurchased 879,200 shares at an average price of $33.52 per share for an aggregate amount of $29.5 million. The Company periodically directs its stock transfer agent to cancel repurchased shares. All repurchased common shares were canceled as of December 31, 2005.

(d)	Stock Split
      On May 21, 2003, the Board of Directors approved a three-for-two stock split of the Company’s common stock in the form of a stock dividend payable on July 11, 2003 to stockholders of record at the close of business on June 12, 2003, the record date. On July 11, 2003, each eligible stockholder received one share of common stock for every two whole shares of common stock owned by the applicable stockholder as of the record date and a cash payment in lieu of any fractional shares of common stock owned by the applicable stockholder on such date. Unless specifically indicated otherwise, all share and per share data in this report reflect the stock split.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Minimum Net Worth
      The Company’s mortgage banking business is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”), Fannie Mae, Freddie Mac, and state regulatory authorities with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations require, among other things, that certain of the Company’s subsidiaries maintain a minimum net worth of $250,000. As of December 31, 2005, the Company’s subsidiaries were in compliance with these requirements.

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
      The estimated fair values of the Company’s financial instruments as of December 31 are as follows (dollars in thousands):

	2005

	Carrying Value	Fair Value

Financial assets:
Cash and cash equivalents	$503,723	503,723
Restricted cash	726,697	726,697
Mortgage loans held for sale	7,825,175	7,886,859
Mortgage loans held for investment, net	16,143,865	16,143,865
Residual interests in securitizations	234,930	234,930
Euro Dollar futures contracts	80,538	80,538
Interest rate cap contracts	543	543
Financial liabilities:
Credit facilities on mortgage loans held for sale	$7,439,685	7,439,685
Financing on mortgage loans held for investment, net	16,045,459	16,045,459
Convertible senior notes, net	4,943	6,025
Notes payable	39,140	39,140
Interest rate locks/forward sale commitments	1,078	1,078

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004

	Carrying Value	Fair Value

Financial assets:
Cash and cash equivalents	$842,854	842,854
Restricted cash	454,035	454,035
Mortgage loans held for sale	3,922,865	3,999,753
Mortgage loans held for investment, net	13,195,324	13,195,324
Residual interests in securitizations	148,021	148,021
Euro Dollar futures contracts	26,226	26,226
Interest rate cap contracts	7,437	7,437
Financial liabilities:
Credit facilities on mortgage loans held for sale	$3,704,268	3,704,268
Financing on mortgage loans held for investment, net	13,105,973	13,105,973
Convertible senior notes, net	5,392	5,837
Notes payable	37,638	37,638
      The following methods and assumptions were used in estimating the Company’s fair value disclosures for financial instruments.
      Cash and Cash Equivalents: The fair value of cash and cash equivalents approximates the carrying value reported in the consolidated balance sheet.
      Restricted Cash: The fair value of restricted cash approximates the carrying value reported in the consolidated balance sheet.
      Mortgage Loans Held for Sale: The fair value of mortgage loans held for sale is determined in the aggregate based on outstanding whole loan commitments from investors or current investor yield requirements.
      Mortgage Loans Held for Investment: The fair value of mortgage loans held for investment approximates the carrying value reported in the consolidated balance sheet.
      Residual Interests in Securitizations: The fair value of residual interests in securitizations is determined by calculating the net present value of estimated future cash flows using a discount rate commensurate with the risks involved.
      Euro Dollar Futures Contracts: The fair value of Euro Dollar futures contracts is determined based on a market or dealer quote.
      Interest Rate Cap Contracts: The fair value of interest rate cap contracts is determined based on a market or dealer quote.
      Interest Rate Locks/ Forward Sale Commitments: The fair value of interest rate locks/forward sale commitments is determined based on a market or dealer quote.
      Credit Facilities: The carrying value reported in the consolidated balance sheet approximates fair value as the credit facilities bear interest at a rate that approximates current market interest rates for similar types of credit.
      Financing on Mortgage Loans Held for Investment: The fair value of financing on mortgage loans held for investment approximates the carrying value reported in the consolidated balance sheet as the financing bears interest at a rate that approximates current market interest rates for similar types of credit.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Convertible Senior Notes: The fair value of convertible senior notes is based on the current market or dealer price of the notes.
      Notes Payable: The fair value of notes payable approximates the carrying value reported in the consolidated balance sheet as the notes bear interest at a rate that approximates current market interest rates for similar types of credit.

(22)	Consolidating Financial Information
      On February 14, 2005, New Century and New Century TRS entered into a second supplemental indenture in connection with New Century’s agreement to guarantee the payment of New Century TRS’ obligations with respect to its 3.50% convertible senior notes due 2008 (see Note 9 — Convertible Senior Notes).

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is consolidating information as to the financial condition, results of operations and cash flows of the Company:
Consolidating Schedule — Balance Sheet

	December 31, 2005

	New Century	New Century	New Century	New Century
	Financial	Residual IV	Credit	TRS
	Corporation	Corporation	Corporation	Holdings, Inc.	Eliminations(1)	Consolidated

	(Dollars in thousands)
Assets
Cash and cash equivalents	$305,237	—	1,000	197,486	—	503,723
Restricted cash	—	585,587	—	141,110	—	726,697
Mortgage loans held for sale at lower of cost or market	—	—	—	7,825,175	—	7,825,175
Mortgage loans held for investment, net	—	13,942,324	27,991	2,274,224	(100,674)	16,143,865
Residual interests in securitizations	—	—	—	234,930	—	234,930
Mortgage servicing assets	—	—	—	69,315	—	69,315
Accrued interest receivable	—	72,964	(156)	29,137	—	101,945
Income taxes receivable	—	—	—	36,000	—	36,000
Deferred income taxes	—	—	—	44,823	—	44,823
Office property and equipment, net	—	—	—	86,886	—	86,886
Goodwill	—	—	—	92,980	—	92,980
Prepaid expenses and other assets	473	136,592	147,224	(55,338)	51,800	280,751
Due to (from) affiliates	143,032	19,769	(95,952)	(66,849)	—	—
Investment in subsidiaries	1,759,784	—	—	—	(1,759,784)	—

Total assets	$2,208,526	14,757,236	80,107	10,909,879	(1,808,658)	26,147,090

Liabilities and Stockholders’ Equity
Credit facilities on mortgage loans held for sale	$—	—	—	7,439,685	—	7,439,685
Financing on mortgage loans held for investment, net	—	13,836,387	13,873	2,204,084	(8,885)	16,045,459
Accounts payable and accrued liabilities	98,826	44,783	3,610	360,944	—	508,163
Convertible senior notes, net	—	—	—	4,943	—	4,943
Notes payable	—	—	—	39,140	—	39,140

Total liabilities	98,826	13,881,170	17,483	10,048,796	(8,885)	24,037,390

Commitments and contingencies Stockholders’ equity:
Preferred stock	45	—	—	—	—	45
Common stock	557	—	—	—	—	557
Additional paid-in capital	1,234,362	450,152	3,000	—	(453,152)	1,234,362
Accumulated other comprehensive income (loss)	61,045	75,679	—	(14,634)	(61,045)	61,045
Retained earnings	828,270	350,235	59,624	875,717	(1,285,576)	828,270

	2,124,279	876,066	62,624	861,083	(1,799,773)	2,124,279
Deferred compensation costs	(14,579)	—	—	—	—	(14,579)

Total stockholders’ equity	2,109,700	876,066	62,624	861,083	(1,799,773)	2,109,700

Total liabilities and stockholders’ equity	$2,208,526	14,757,236	80,107	10,909,879	(1,808,658)	26,147,090

(1)	Certain amounts related to transactions between the QRS and TRS are netted for elimination and consolidation purposes.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Schedule — Balance Sheet

	December 31, 2004

	New Century	New Century	New Century	New Century
	Financial	Residual IV	Credit	TRS
	Corporation	Corporation	Corporation	Holdings, Inc.	Eliminations(1)	Consolidated

	(Dollars in thousands)
Assets
Cash and cash equivalents	$742,239	—	1,000	99,615	—	842,854
Restricted cash	9,000	274,408	—	170,627	—	454,035
Mortgage loans held for sale at lower of cost or market	—	—	—	3,922,865	—	3,922,865
Mortgage loans held for investment, net	—	8,582,010	806,479	3,834,614	(27,779)	13,195,324
Residual interests in securitizations	—	—	—	148,021	—	148,021
Mortgage servicing assets	—	—	—	8,249	—	8,249
Accrued interest receivable	—	43,374	1,328	21,506	—	66,208
Income taxes receivable	—	—	—	129,871	—	129,871
Deferred income taxes	—	—	—	50,969	—	50,969
Office property and equipment, net	—	—	—	47,266	—	47,266
Goodwill	—	—	—	15,497	—	15,497
Prepaid expenses and other assets	213	40,062	1,694	110,569	18,247	170,785
Due to (from) affiliates	(30,568)	44,288	39,006	(52,726)	—	—
Investment in subsidiaries	1,240,315	—	—	—	(1,240,315)	—

Total assets	$1,961,199	8,984,142	849,507	8,506,943	(1,249,847)	19,051,944

Liabilities and Stockholders’ Equity
Credit facilities on mortgage loans held for sale	$—	—	—	3,704,268	—	3,704,268
Financing on mortgage loans held for investment, net	—	8,467,650	776,676	3,861,647	—	13,105,973
Accounts payable and accrued liabilities	82,634	8,277	59,853	169,344	—	320,108
Convertible senior notes, net	—	—	—	5,392	—	5,392
Notes payable	—	—	—	37,638	—	37,638

Total liabilities	82,634	8,475,927	836,529	7,778,289	—	17,173,379

Commitments and contingencies Stockholders’ equity:
Common stock	547	—	—	—	—	547
Additional paid-in capital	1,108,590	450,152	3,000	—	(453,152)	1,108,590
Accumulated other comprehensive income (loss)	(4,700)	23,608	—	(28,307)	4,699	(4,700)
Retained earnings	781,627	34,455	9,978	756,961	(801,394)	781,627

	1,886,064	508,215	12,978	728,654	(1,249,847)	1,886,064
Deferred compensation costs	(7,499)	—	—	—	—	(7,499)

Total stockholders’ equity	1,878,565	508,215	12,978	728,654	(1,249,847)	1,878,565

Total liabilities and stockholders’ equity	$1,961,199	8,984,142	849,507	8,506,943	(1,249,847)	19,051,944

(1)	Certain amounts related to transactions between the QRS and TRS are netted for elimination and consolidation purposes.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Schedule
Statement of Income

	December 31, 2005

	New Century	New Century	New Century	New Century
	Financial	Residual IV	Credit	TRS Holdings,
	Corporation	Corporation	Corporation	Inc.	Eliminations(1)	Consolidated

	(In thousands)
Interest income	$8,802	1,009,294	55,805	741,871	(56,205)	1,759,567
Interest expense	(5,200)	(451,636)	(19,033)	(504,421)	(7,833)	(988,123)

Net interest income	3,602	557,658	36,772	237,450	(64,038)	771,444
Provision for losses on mortgage loans held for investment	—	(139,162)	—	(1,071)	—	(140,233)

Net interest income after provision for losses	3,602	418,496	36,772	236,379	(64,038)	631,211
Other operating income:
Gain on sale of mortgage loans	—	—	—	589,035	33,582	622,617
Servicing fees received (paid)	—	(30,368)	(632)	69,514	—	38,514
Other income (loss)	—	9,315	13,505	(420)	—	22,400
Equity in net earnings of subsidiary	437,521	—	—	—	(437,521)	—

Total other operating income (loss)	437,521	(21,053)	12,873	658,129	(403,939)	683,531

Other operating expenses:
Personnel	10,165	—	—	541,615	—	551,780
General and administrative	12,326	—	—	180,726	—	193,052
Advertising and promotion	—	—	—	83,738	—	83,738
Professional services	1,439	—	—	41,313	—	42,752
Inducement expense on convertible senior notes	—	—	—	43	—	43

Total operating expenses	23,930	—	—	847,435	—	871,365

Earnings before income taxes	417,193	397,443	49,645	47,073	(467,977)	443,377
Income taxes	650	—	—	26,184	—	26,834

Net earnings	$416,543	397,443	49,645	20,889	(467,977)	416,543

(1)	Certain amounts related to transactions between the QRS and TRS are netted for elimination and consolidation purposes.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Schedule
Statement of Income

	December 31, 2004 and 2003

	2004						2003

	New Century	New Century	New Century	New Century			New Century
	Financial	Residual IV	Credit	TRS Holdings,			TRS Holdings,
	Corporation	Corporation	Corporation	Inc.	Eliminations(1)	Consolidated	Inc.

	(In thousands)
Interest income	$1,277	103,239	15,234	778,897	—	898,647	353,691
Interest expense	—	(42,601)	(5,270)	(319,223)	—	(367,094)	(117,575)

Net interest income	1,277	60,638	9,964	459,674	—	531,553	236,116
Provision for losses on mortgage loans held for investment	—	(17,808)	—	(52,442)	—	(70,250)	(26,304)

Net interest income after provision for losses	1,277	42,830	9,964	407,232	—	461,303	209,812
Other operating income:
Gain (loss) on sale of mortgage loans	—	(1,312)	15	811,418	(9,512)	800,609	611,136
Servicing fees received (paid)	(97)	(7,063)	(1)	36,057	—	28,896	11,139
Other income	—	—	—	4,415	—	4,415	—
Equity in net earnings of subsidiary	379,155	—	—	—	(379,155)	—	—

Total other operating income (loss)	379,058	(8,375)	14	851,890	(388,667)	833,920	622,275

Other operating expenses:
Personnel	64	—	—	419,672	—	419,736	248,796
General and administrative	2,700	—	—	143,717	—	146,417	105,301
Advertising and promotion	—	—	—	65,503	—	65,503	26,118
Professional services	—	—	—	27,669	—	27,669	28,620
Inducement expense on convertible senior notes	—	—	—	24,757	—	24,757	—

Total operating expenses	2,764	—	—	681,318	—	684,082	408,835

Earnings before income taxes	377,571	34,455	9,978	577,804	(388,667)	611,141	423,252
Income taxes	2,000	—	—	233,570	—	235,570	177,769

Net earnings	$375,571	34,455	9,978	344,234	(388,667)	375,571	245,483

(1)	Certain amounts related to transactions between the QRS and TRS are netted for elimination and consolidation purposes.
      The condensed consolidating financial information of the Company for the year ending December 31, 2003 is the historical financial statements of New Century TRS (formerly known as New Century Financial Corporation) per the Merger Agreement. The Merger Agreement became effective October 1, 2004, and was accounted for on an “as if pooling basis.” These consolidating financial statements give retroactive effect to the Merger for the periods presented.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statements of Cash Flows

	For the Year ended December 31, 2005

	New Century	New Century	New Century	New Century
	Financial	Residual IV	Credit	TRS
	Corporation	Corporation	Corporation	Holdings, Inc.	Eliminations(1)	Consolidated

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$416,543	397,443	49,645	20,889	(467,977)	416,543
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of office property and equipment	—	—	—	23,016	—	23,016
Amortization of deferred compensation	3,855	—	—	3,560	—	7,415
Other amortization	—	49,062	—	52,466	—	101,528
Deferred income taxes	—	—	—	4,877	—	4,877
Increase in income taxes receivable	—	—	—	93,871	—	93,871
NIR gains/discounts	—	—	—	109,565	—	109,565
Initial deposits to over-collateralization accounts	—	—	—	(207,031)	—	(207,031)
Cash flows received from residual interests	—	—	—	17,544	—	17,544
Servicing gains	—	—	—	(95,120)	—	(95,120)
Accretion of NIRs	—	—	—	(16,969)	—	(16,969)
Fair value adjustment of residual securities	—	—	—	9,983	—	9,983
Provision for losses on mortgage loans held for investment	—	143,873	—	(3,640)	—	140,233
Provision for repurchase losses	—	—	—	17,524	—	17,524
Mortgage loans originated or acquired for sale	—	—	—	(45,917,934)	—	(45,917,934)
Mortgage loan sales, net	—	—	—	41,756,982	—	41,756,982
Principal payments on mortgage loans held for sale	—	—	—	275,551	—	275,551
Increase in credit facilities on mortgage loans held for sale	—	—	—	3,735,417	—	3,735,417
Due to (from) affiliates	(173,600)	(76,886)	134,959	115,527	—	—
Tax benefit from non-qualified stock options	—	—	—	17,599	—	17,599
Net change in other assets and liabilities	9,370	24,519	(200,289)	258,829	(33,553)	58,876
Equity in undistributed earnings of subsidiaries	(437,521)	—	—	—	437,521	—

Net cash provided by (used in) operating activities	(181,353)	538,011	(15,685)	272,506	(64,009)	549,470

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year ended December 31, 2005

	New Century	New Century	New Century	New Century
	Financial	Residual IV	Credit	TRS
	Corporation	Corporation	Corporation	Holdings, Inc.	Eliminations(1)	Consolidated

	(Dollars in thousands)
Cash flows from investing activities:
Mortgage loans originated or acquired for investment, net	—	(11,218,723)	780,779	91,408	72,894	(10,273,642)
Principal payments on mortgage loans held for investment	—	5,626,916	(2,291)	1,497,433	—	7,122,058
Sale of mortgage servicing rights	—	—	—	24,877	—	24,877
Purchases of office property and equipment	—	—	—	(60,530)	—	(60,530)
Acquisition of net assets	—	—	—	(80,573)	—	(80,573)

Net cash provided by (used in) investing activities	—	(5,591,807)	778,488	1,472,615	72,894	(3,267,810)

Cash flows from financing activities:
Proceeds from issuance of financing on mortgage loans held for investment, net	—	10,575,678	(762,803)	(13,159)	(8,885)	9,790,831
Repayments of financing on mortgage loans held for investment	—	(5,210,703)	—	(1,665,110)	—	(6,875,813)
Net proceeds from issuance of stock	26,459	—	—	—	—	26,459
Proceeds from issuance of preferred stock	108,664	—	—	—	—	108,664
(Increase) decrease in restricted cash	9,000	(311,179)	—	29,517	—	(272,662)
Increases in notes payable	—	—	—	1,502	—	1,502
Payments of dividends on preferred stock	(5,418)	—	—	—	—	(5,418)
Payments of dividends on common stock	(352,464)	—	—	—	—	(352,464)
Purchases of common stock	(41,890)	—	—	—	—	(41,890)

Net cash provided by (used in) financing activities	(255,649)	5,053,796	(762,803)	(1,647,250)	(8,885)	2,379,209

Net increase (decrease) in cash and cash equivalents	(437,002)	—	—	97,871	—	(339,131)
Cash and cash equivalents, beginning of year	742,239	—	1,000	99,615	—	842,854

Cash and cash equivalents, end of year	$305,237	—	1,000	197,486	—	503,723

(1)	Certain amounts related to transactions between the QRS and TRS are netted for elimination and consolidation purposes.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Statements of Cash Flows

	For the Years ended December 31, 2004 and 2003

	2004						2003

	New Century	New Century	New Century	New Century			New Century
	Financial	Residual IV	Credit	TRS Holdings,			TRS Holdings,
	Corporation	Corporation	Corporation	Inc.	Eliminations(1)	Consolidated	Inc.

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$375,571	34,455	9,978	344,234	(388,667)	375,571	245,483
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of office property and equipment	—	—	—	15,246	—	15,246	10,652
Amortization of deferred compensation	65	—	—	4,879	—	4,944	3,326
Other amortization	—	17,784	—	36,148	—	53,932	9,927
Deferred income taxes	—	—	—	42,959	—	42,959	(98,347)
Increase in income taxes receivable	—	—	—	(129,871)	—	(129,871)	—
Cash flows received from residual interests	—	—	—	41,453	—	41,453	72,331
Servicing gains	—	—	—	(7,923)	—	(7,923)	(7,777)
Accretion of NIRs	—	—	—	(17,673)	—	(17,673)	(24,228)
Fair value adjustment of residual securities	—	—	—	7,697	—	7,697	19,363
Provision for losses on mortgage loans held for investment	—	17,808	—	52,442	—	70,250	26,304
Provision for repurchase losses	—	—	—	2,736	—	2,736	5,868
Mortgage loans originated or acquired for sale	—	—	—	(31,292,846)	—	(31,292,846)	(22,458,565)
Mortgage loan sales, net	—	—	—	30,329,278	—	30,329,278	20,835,105
Principal payments on mortgage loans held for sale	—	—	—	461,208	—	461,208	115,777
Increase in credit facilities on mortgage loans held for sale	—	—	—	392,431	—	392,431	1,426,339
Tax benefit from non-qualified stock options	—	—	—	8,587	—	8,587	5,300

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years ended December 31, 2004 and 2003

	2004						2003

	New Century	New Century	New Century	New Century			New Century
	Financial	Residual IV	Credit	TRS Holdings,			TRS Holdings,
	Corporation	Corporation	Corporation	Inc.	Eliminations(1)	Consolidated	Inc.

	(Dollars in thousands)
Net change in other assets and liabilities	68,839	(92,675)	17,825	(44,291)	(18,267)	(68,569)	16,146
Equity in undistributed earnings of subsidiaries	(379,155)	—	—	—	379,155	—	—

Net cash provided by (used in) operating activities	65,320	(22,628)	27,803	246,694	(27,779)	289,410	203,004

Cash flows from investing activities:
Mortgage loans originated or acquired for investment, net	—	(8,731,100)	(806,479)	(1,510,477)	27,779	(11,020,277)	(4,996,609)
Principal payments on mortgage loans held for investment	—	564,286	—	1,883,912	—	2,448,198	219,170
Sale of mortgage loans to REIT	(450,152)	—	—	450,152	—	—	—
Sale of mortgage servicing rights	—	—	—	15,184	—	15,184	15,568
Purchases of office property and equipment	—	—	—	(28,977)	—	(28,977)	(22,574)
Acquisition of net assets	—	—	—	(3,991)	—	(3,991)	—

Net cash provided by (used in) investing activities	(450,152)	(8,166,814)	(806,479)	805,803	27,779	(8,589,863)	(4,784,445)

Cash flows from financing activities:
Proceeds form issuance of financing on mortgage loans held for investment, net	—	8,909,186	776,676	883,804	—	10,569,666	4,918,204
Repayments of financing on mortgage loans held for investment	—	(445,336)	—	(1,726,252)	—	(2,171,588)	(235,487)
Net proceeds from issuance of stock	770,541	—	3,000	14,812	—	788,353	10,595
Convertible debt proceeds, net	379,608	—	—	(379,608)	—	—	204,315
Increase in restricted cash	(9,000)	(274,408)	—	(53,744)	—	(337,152)	(110,628)
Call options sold	—	—	—	29,777	—	29,777	—

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years ended December 31, 2004 and 2003

	2004						2003

	New Century	New Century	New Century	New Century			New Century
	Financial	Residual IV	Credit	TRS Holdings,			TRS Holdings,
	Corporation	Corporation	Corporation	Inc.	Eliminations(1)	Consolidated	Inc.

	(Dollars in thousands)
Proceeds from sale of warrants	—	—	—	—	—	—	24,389
Purchase of call options	—	—	—	—	—	—	(46,819)
Increases in notes payable	—	—	—	18,661	—	18,661	2,278
Payments of dividends on common stock	(7,703)	—	—	(18,930)	—	(26,633)	(11,515)
Purchase of common stock	(6,375)	—	—	—	—	(6,375)	(71,962)

Net cash provided by (used in) financing activities	1,127,071	8,189,442	779,676	(1,231,480)	—	8,864,709	4,683,370

Net increase (decrease) in cash and cash equivalents	742,239	—	1,000	(178,983)	—	564,256	101,929
Cash and cash equivalents, beginning of year	—	—	—	278,598	—	278,598	176,669

Cash and cash equivalents, end of year	$742,239	—	1,000	99,615	—	842,854	278,598

(1)	Certain amounts related to transactions between the QRS and TRS are netted for elimination and consolidation purposes.
(23) Segment and Related Information
      The operating segments reported below are the segments of the Company for which separate financial information is available and for which revenues and operating income amounts are evaluated regularly by management in deciding how to allocate resources and assess performance.
      The portfolio segments reflects the Company’s investment in its mortgage loan portfolio, which produces net interest income, comprised of interest income less interest expense and a provision for mortgage loan losses on mortgage loans it holds in its portfolio. The mortgage loan operations segment reflects purchases and originations of residential mortgage loans. The mortgage loan operations segment records gain on sale of mortgage loans less expenses to originate the mortgage loans. The servicing and other segment records (i) interest income less interest expense on the mortgage loans that are held prior to selling the loans to the portfolio segment or in the whole loan market, (ii) servicing fee income and (iii) expenses related to servicing the mortgage loans. Eliminations represent (i) the difference between the mortgage loan segments fair value allocation of gain on sale of mortgage loans based on mortgage loans originated as if they were sold in the whole loan market and the actual gain recorded by the Company and (ii) the actual inter-company gain eliminated in consolidation.
      For its portfolio segment, management evaluates mortgage assets at the segment level. As such, the year end balances of these assets are included herein.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the fiscal years ended December 31, 2005, 2004, and 2003 (dollars in thousands):

	2005

		Taxable REIT Subsidiary

	REIT &		Mortgage Loan Operations
	Qualified
	REIT
	Subsidiaries		Total	Total	Servicing
	Portfolio	Portfolio	Wholesale	Retail	and Other	Eliminations	Consolidated

Interest income	$1,017,696	222,751	462,483	56,637	—	—	1,759,567
Interest expense	(508,426)	(147,331)	(294,007)	(38,359)	—	—	(988,123)

Net interest income	509,270	75,420	168,476	18,278	—	—	771,444
Provision for losses on mortgage loans held for investment	(139,162)	(1,071)	—	—	—	—	(140,233)

Net interest income after provision for losses	370,108	74,349	168,476	18,278	—	—	631,211
Other operating income (loss):
Gain on sale of mortgage loans	—	—	642,428	260,668	—	(280,479)	622,617
Servicing & other income (loss)	(8,179)	—	(4)	(185)	69,282	—	60,914

Total other operating income (loss)	(8,179)	—	642,424	260,483	69,282	(280,479)	683,531
Operating expenses:	23,930	—	503,889	289,265	54,281	—	871,365

Earnings (losses) before income taxes	$337,999	74,349	307,011	(10,504)	15,001	(280,479)	443,377

Funding Volume	$—	—	49,224,321	6,883,920	—	—	56,108,241

Securitizations structured as financings	$10,961,958	—	—	—	—	—	10,961,958

Total assets at December 31, 2005	$15,286,085	2,274,224	7,576,147	1,059,508	—	(48,874)	26,147,090

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004

		Taxable REIT Subsidiary

	REIT &		Mortgage Loan Operations
	Qualified
	REIT
	Subsidiaries		Total	Total	Servicing
	Portfolio	Portfolio	Wholesale	Retail	and Other	Eliminations	Consolidated

Interest income	$119,750	426,856	318,060	33,981	—	—	898,647
Interest expense	(47,871)	(174,651)	(130,617)	(13,955)	—	—	(367,094)

Net interest income	71,879	252,205	187,443	20,026	—	—	531,553
Provision for losses on mortgage loans held for investment	(17,808)	(52,442)	—	—	—	—	(70,250)

Net interest income after provision for losses	54,071	199,763	187,443	20,026	—	—	461,303
Other operating income (loss):
Gain on sale of mortgage loans	—	—	1,137,892	115,342	—	(452,625)	800,609
Servicing & other income (loss)	(7,161)	—	(1,366)	(111)	41,949	—	33,311

Total other operating income (loss)	(7,161)	—	1,136,526	115,231	41,949	(452,625)	833,920
Operating expenses:	2,764	—	522,694	198,825	(40,201)	—	684,082

Earnings (losses) before income taxes	$44,146	199,763	801,275	(63,568)	82,150	(452,625)	611,141

Funding Volume	$—	—	38,126,322	4,073,318	—	—	42,199,640

Securitizations structured as financings	$8,431,734	1,679,397	—	—	—	—	10,111,131

Total assets at December 31, 2004	$10,554,533	3,834,614	4,221,333	450,996	—	(9,532)	19,051,944

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003

	Taxable REIT Subsidiary

		Mortgage Loan Operations

		Total	Total	Servicing
	Portfolio	Wholesale	Retail	and Other	Eliminations	Consolidated

Interest income	$128,934	206,738	18,019	—	—	353,691
Interest expense	(36,836)	(74,266)	(6,473)	—	—	(117,575)

Net interest income	92,098	132,472	11,546	—	—	236,116
Provision for losses on mortgage loans held for investment	(26,304)	—	—	—	—	(26,304)

Net interest income after provision for losses	65,794	132,472	11,546	—	—	209,812
Other operating income (loss):
Gain on sale of mortgage loans	—	833,690	182,773	—	(405,327)	611,136
Servicing & other income (loss)	—	—	—	11,139	—	11,139

Total other operating income (loss)	—	833,690	182,773	11,139	(405,327)	622,275
Operating expenses:	—	382,430	148,571	(122,166)	—	408,835

Earnings (losses) before income taxes	$65,794	583,732	45,748	133,305	(405,327)	423,252

Funding Volume	$—	25,187,569	2,195,269	—	—	27,382,838

Securitizations structured as financings	$4,946,781	—	—	—	—	4,946,781

Total assets at December 31, 2003	$4,745,937	3,861,449	336,552	—	—	8,943,938

(24) Subsequent Events
      On February 3, 2006, one of the Company’s indirect subsidiaries, New Century Warehouse Corporation, completed the purchase of certain assets and assumption of certain related liabilities of Access Lending Corporation. Access Lending is a privately held specialty finance company located in Sugar Land, Texas that provides warehouse lending services to middle-market residential-mortgage bankers (mortgage originations approximating $5 million to $100 million per month). Based on Access Lending’s adjusted net assets as of the closing date, the purchase price was approximately $10 million in cash. Additionally, Access Lending is entitled to receive additional payments for two years, based upon profitability.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(25)	Selected Quarterly Financial Data (Unaudited)
      Selected quarterly financial data are presented below for the years ended December 31 (dollars in thousands, except per share amounts):

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Interest income	$331,071	420,861	494,621	513,014
Interest expense	(162,081)	(222,171)	(293,059)	(310,812)

Net interest income	168,990	198,690	201,562	202,202
Provision for losses on mortgage loans held for investment	(30,238)	(36,875)	(38,542)	(34,578)

Net interest income after provision for losses	138,752	161,815	163,020	167,624
Other operating income:
Gain on sale of mortgage loans	139,752	138,704	176,241	167,920
Servicing and other income	10,595	13,645	17,349	19,325

Total other operating income	150,347	152,349	193,590	187,245
Operating expenses:
Personnel	128,522	148,061	146,575	128,622
General and administrative	41,775	42,281	49,823	59,173
Inducement expense — convertible senior notes	—	43	—	—
Advertising and promotion	19,832	20,711	25,661	17,534
Professional services	7,806	9,677	11,580	13,689

Total operating expenses	197,935	220,773	233,639	219,018

Earnings before income taxes	91,164	93,391	122,971	135,851
Income tax benefit	6,404	(1,688)	2,867	19,251

Net earnings	$84,760	95,079	120,104	116,600
Dividends on preferred stock	$—	285	2,567	2,566

Net earnings available to common stockholders	$84,760	94,794	117,537	114,034

Basic earnings per share	$1.55	1.71	2.10	2.05
Diluted earnings per share	$1.48	1.65	2.04	2.00

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Interest income	$153,128	191,135	264,923	289,461
Interest expense	(55,964)	(67,306)	(106,784)	(137,040)

Net interest income	97,164	123,829	158,139	152,421
Provision for losses on mortgage loans held for investment	(19,869)	(17,112)	(25,769)	(7,500)

Net interest income after provision for losses	77,295	106,717	132,370	144,921
Other operating income:
Gain on sale of mortgage loans	201,976	215,051	203,390	180,192
Servicing and other income	5,896	8,582	10,518	8,315

Total other operating income	207,872	223,633	213,908	188,507
Operating expenses:
Personnel	80,966	109,000	99,038	130,732
General and administrative	29,832	34,551	40,783	41,251
Inducement expense — convertible senior notes	—	—	—	24,757
Advertising and promotion	13,565	15,684	16,978	19,276
Professional services	4,337	8,729	7,367	7,236

Total operating expenses	128,700	167,964	164,166	223,252

Earnings before income taxes	156,467	162,386	182,112	110,176
Income taxes	69,222	60,009	74,833	31,506

Net earnings available to common stockholders	$87,245	102,377	107,279	78,670

Basic earnings per share	$2.64	3.07	3.21	1.66
Diluted earnings per share	$2.11	2.46	2.53	1.44