Form 10-Q
period 2006-03-31
NEW CENTURY FINANCIAL CORP
filed 2006-05-10
CIK 1287286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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
As of April 30, 2006, the registrant had 56,397,064 shares of common stock outstanding.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2006
INDEX

Page
PART I—FINANCIAL INFORMATION	4
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	50
PART II—OTHER INFORMATION	51
Item 1. Legal Proceedings	51
Item 1A. Risk Factors	52
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 4. Submission of Matters to a Vote of Security Holders	52
Item 6. Exhibits	52
SIGNATURES	53
EXHIBIT INDEX	54
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 10.12
EXHIBIT 10.13
EXHIBIT 10.14
EXHIBIT 10.15
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 32.3

Certain information included in this Quarterly Report on Form 10-Q may include “forward-looking” statements under federal securities laws, and the company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such statements include, without limitation, (i) the company’s business strategy, including its investment of capital to maintain a portfolio of mortgage loans; (ii) the company’s ability to manage risk, including credit risk; (iii) the company’s understanding of its competition; (iv) the company’s expectations with respect to market trends; (v) the company’s projected sources and uses of funds from operations; (vi) the company’s potential liability with respect to legal proceedings; (vii) the potential effects of proposed legislation and regulatory actions; (viii) the company’s expectation that the adoption of SFAS 155 will not have a material impact on the Company’s financial statements; (ix) the company’s expectation that the initial adoption of SFAS 156 will not have a material impact on the Company’s retained earnings; (x) the company’s expectations with respect to renewing or extending its various credit facilities; (xi) the company’s expectation that its decisions regarding secondary marketing transactions in 2006 will be affected by secondary marketing conditions and the company’s ability to access external sources of capital; (xii) the company’s current intention that it will not structure any securitizations as sales in 2006; (xiii) the company’s expectation that a significant source of its revenue will continue to be interest income generated from its portfolio of mortgage loans held by the company and its qualified REIT subsidiaries; (xiv) the company’s expectation that it will continue to generate revenue through its taxable REIT subsidiaries from the sale of loans, servicing income and loan origination fees; (xv) the company’s expectation that the primary components of its expenses will be (a) interest expense on its credit facilities, securitizations and other borrowings, (b) general and administrative expenses and (c) payroll and related expenses arising from its origination and servicing businesses; (xvi) the company’s belief that it may designate interest rate swap contracts as hedge instruments in the future; (xvii) the company’s intention to manage its cost structure to remain efficient even if loan origination volume declines; (xviii) the company’s intention to focus on maximizing the net execution of its whole loan sales and cost-cutting strategies; (xix) the company’s belief that a securitization structure offers the most attractive means to finance loans on its balance sheet; (xx) the company’s belief that, in light of its current strategy to raise interest rates, its loan production volume may decrease as a result of these higher interest rates on the mortgages the company originates; (xxi) the company’s expectation that non-prime gain-on-sale will improve in future quarters of 2006 based on stronger secondary demand for its product and forward-sale commitments extending into the third quarter of 2006; (xxii) the company’s expectation that it will likely see a return to normal levels of discounted loan sales in the second half of 2006; (xxiii) the company’s beliefs, estimates and assumptions with respect to its critical accounting policies; (xxiv) the company’s estimates and assumptions relating to the interest rate environment, the economic environment, secondary market conditions and the performance of the loans underlying its residual assets and mortgage loans held for investment; (xxv) the company’s use of a prepayment curve to estimate the prepayment characteristics of its mortgage loans; (xxvi) the company’s principal strategies to effectively manage its liquidity and capital; (xxvii) the company’s intention to execute its stock repurchase program while maintaining its targeted cash and liquidity levels; (xxviii) the company’s expectation that it will continue to manage the percentage of loans sold through whole loan sales transactions, off-balance sheet securitizations, and securitizations structured as financings, including the use of NIM structures as appropriate, giving consideration to whole loan prices, the amount of cash required to finance securitizations structured as financings, the expected returns on such securitizations and REIT qualification requirements; (xxix) the company’s expectation that its liquidity, credit facilities and capital resources will be sufficient to fund its operations for the foreseeable future, while enabling the company to maintain its qualification as a REIT under the requirements of the Internal Revenue Code of 1986, as amended, or the Code; and (xxx) the company’s expectation that any future declarations of dividends on its common stock will be subject to its earnings, financial position, capital requirements, contractual restrictions and other relevant factors.
The company cautions that these statements are qualified by important factors that could cause its actual results to differ materially from expected results in the forward-looking statements. Such factors include, but are not limited to, (i) the condition of the U.S. economy and financial system; (ii) the interest rate environment; (iii) the effect of increasing competition in the company’s sector; (iv) the condition of the markets for whole loans and mortgage-backed securities; (v) the stability of residential property values; (vi) the company’s ability to comply with the requirements applicable to REITs; (vii) the company’s ability to increase its portfolio income; (viii) the company’s ability to continue to maintain low loan acquisition costs; (ix) the potential effect of new state or federal laws and regulations; (x) the company’s ability to maintain adequate credit facilities to finance its business; (xi) the outcome of litigation or regulatory actions pending against the company; (xii) the company’s ability to adequately hedge its residual values, cash flows and fair values; (xiii) the accuracy of the assumptions regarding the company’s repurchase allowance and residual valuations, prepayment speeds and loan loss allowance; (xiv) the ability to finalize forward sale commitments; (xv) the ability to deliver loans in accordance with the terms of forward sale commitments; (xvi) the assumptions underlying the company’s risk management practices; and (xvii) the ability of the company’s servicing platform to maintain high performance standards. Additional information on these and other factors is contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the company’s other periodic filings with the Securities and Exchange Commission.
The company assumes no, and hereby disclaims any, obligation to update the forward-looking statements contained in this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
(Dollars in thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$569,757	503,723
Restricted cash	847,228	726,697
Mortgage loans held for sale at lower of cost or market	6,352,645	7,825,175
Mortgage loans held for investment, net of allowance of $209,804 and $198,131, respectively	16,102,880	16,143,865
Residual interests in securitizations	208,791	234,930
Mortgage servicing assets	40,559	69,315
Accrued interest receivable	96,135	101,945
Income taxes, net	69,152	80,823
Office property and equipment, net	94,239	86,886
Goodwill	95,841	92,980
Prepaid expenses and other assets	343,955	280,751

Total assets	$24,821,182	26,147,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facilities on mortgage loans held for sale	$6,169,194	7,439,685
Financing on mortgage loans held for investment, net	15,948,873	16,045,459
Accounts payable and accrued liabilities	533,832	508,163
Convertible senior notes, net	—	4,943
Notes payable	33,438	39,140

Total liabilities	22,685,337	24,037,390

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares at March 31, 2006 and December 31, 2005; issued and outstanding 4,500,000 shares at March 31, 2006 and December 31, 2005	45	45
Common stock, $0.01 par value. Authorized 300,000,000 shares at March 31, 2006 and December 31, 2005; issued and outstanding 56,359,671 and 55,723,267 shares at March 31, 2006 and December 31, 2005, respectively	564	557
Additional paid-in capital	1,237,380	1,234,362
Accumulated other comprehensive income	67,016	61,045
Retained earnings	830,840	828,270

	2,135,845	2,124,279

Deferred compensation costs	—	(14,579)

Total stockholders’ equity	2,135,845	2,109,700

Total liabilities and stockholders’ equity	$24,821,182	26,147,090

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Interest income	$463,002	331,071
Interest expense	(283,213)	(162,081)

Net interest income	179,789	168,990
Provision for losses on mortgage loans held for investment	(27,825)	(30,238)

Net interest income after provision for losses	151,964	138,752
Other operating income:
Gain on sale of mortgage loans	129,527	139,752
Servicing income	15,642	6,722
Other income	14,631	3,873

Total other operating income	159,800	150,347

Other operating expenses:
Personnel	116,721	128,522
General and administrative	57,475	41,775
Advertising and promotion	12,703	19,832
Professional services	9,190	7,806

Total operating expenses	196,089	197,935

Earnings before income taxes	115,675	91,164
Income taxes	11,940	6,404

Net earnings	103,735	84,760
Dividends paid on preferred stock	2,566	—

Net earnings available to common stockholders	$101,169	84,760

Basic earnings per share	$1.82	1.55
Diluted earnings per share	$1.79	1.48
Basic weighted average shares outstanding	55,519,570	54,779,457
Diluted weighted average shares outstanding	56,695,269	57,266,628
See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net earnings	$103,735	84,760
Net unrealized gains on derivative instruments designated as hedges	5,261	72,913
Reclassification adjustment into earnings for derivative instruments	793	5,261
Tax effect	(83)	(2,337)

Comprehensive income	$109,706	160,597

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Twelve Months Ended December 31, 2005 and Three Months Ended March 31, 2006
(In thousands, except per share amounts)

						Accumulated
	Preferred	Preferred	Common	Common	Additional	Other
	Shares	Stock	Shares	Stock	Paid-In	Comprehensive	Retained	Deferred
	Outstanding	Amount	Outstanding	Amount	Capital	Income (Loss)	Earnings	Compensation	Total
Balance at December 31, 2004	—	—	54,703	547	1,108,590	(4,700)	781,627	(7,499)	1,878,565
Proceeds from issuance of common stock	—	—	1,880	19	26,440	—	—	—	26,459
Proceeds from issuance of preferred stock	4,500	45	—	—	108,619	—	—	—	108,664

Repurchases and cancellation of treasury stock	—	—	(879)	(9)	(29,465)	—	—	—	(29,474)
Cancelled shares related to stock options	—	—	(244)	(2)	(12,414)	—	—	—	(12,416)
Conversion of convertible senior notes	—	—	15	—	500	—	—	—	500
Issuance of restricted stock, net	—	—	248	2	14,493	—	—	(14,495)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	7,415	7,415
Net earnings	—	—	—	—	—	—	416,543	—	416,543

Tax benefit from non-qualified stock options	—	—	—	—	17,599	—	—	—	17,599
Other comprehensive income, net of tax	—	—	—	—	—	65,745	—	—	65,745
Dividends declared on common stock, $6.50 per share	—	—	—	—	—	—	(364,482)	—	(364,482)
Dividends declared on preferred stock, $1.20 per share	—	—	—	—	—	—	(5,418)	—	(5,418)

Balance at December 31, 2005	4,500	45	55,723	557	1,234,362	61,045	828,270	(14,579)	2,109,700
Proceeds from issuance of common stock	—	—	329	3	6,701	—	—	—	6,704
Cancelled shares related to stock options	—	—	(17)	—	(744)	—	—	—	(744)
Compensation expense for common stock options	—	—	—	—	3,000	—	—	—	3,000
Excess tax benefits for non-qualified stock options	—	—	—	—	975	—	—	—	975
Conversion of convertible senior notes	—	—	166	2	4,998	—	—	—	5,000
Restricted stock, net	—	—	159	2	(2,099)	—	—	—	(2,097)
Compensation expense for restricted stock	—	—	—	—	4,766	—	—	—	4,766
Reclassification of deferred compensation in connection with adoption of FAS 123R	—	—	—	—	(14,579)	—	—	14,579	—
Net earnings	—	—	—	—	—	—	103,735	—	103,735
Other comprehensive income, net of tax	—	—	—	—	—	5,971	—	—	5,971
Dividends declared on common stock, $1.75 per share	—	—	—	—	—	—	(98,599)	—	(98,599)
Dividends declared on preferred stock, $0.57 per share	—	—	—	—	—	—	(2,566)	—	(2,566)

Balance at March 31, 2006 (unaudited)	4,500	45	56,360	564	1,237,380	67,016	830,840	—	2,135,845

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$103,735	84,760

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of office property and equipment	8,253	4,378
Other amortization	26,637	16,540
Stock-based compensation	7,766	2,853
Excess tax benefits from stock-based compensation	(975)	—
Cash flows received from residual interests	1,368	6,787
Accretion of Net Interest Receivables, or “NIR”	(7,307)	(4,024)
Servicing gains	—	(8,120)
Fair value adjustment of residual securities	32,078	1,330
Provision for losses on mortgage loans held for investment	27,825	30,238
Provision for repurchase losses	3,202	548
Mortgage loans originated or acquired for sale	(11,767,855)	(6,480,899)
Mortgage loan sales, net	13,331,896	6,516,864
Principal payments on mortgage loans held for sale	11,906	41,014
Decrease in credit facilities on mortgage loans held for sale	(1,270,491)	(53,087)
Net change in other assets and liabilities	(118,634)	124,057

Net cash provided by operating activities	389,404	283,239

Cash flows from investing activities:
Mortgage loans originated or acquired for investment, net	(1,655,294)	(3,803,344)
Principal payments on mortgage loans held for investment	1,654,644	1,102,785
Sale of mortgage servicing rights	24,516	—
Purchase of office property and equipment	(15,607)	(17,086)
Acquisition of net assets	(9,795)	—

Net cash used in investing activities	(1,536)	(2,717,645)

Cash flows from financing activities:
Proceeds from issuance of financing on mortgage loans held for investment, net	1,612,464	2,888,602
Repayments of financing on mortgage loans held for investment	(1,715,581)	(303,797)
Increases in restricted cash	(120,531)	(26,765)
Net proceeds from issuance of stock	6,704	411
Decreases in notes payable, net	(5,702)	(4,200)
Payment of dividends on common stock	(94,756)	(82,569)
Payment of dividends on preferred stock	(2,566)	—
Excess tax benefits from stock-based compensation	975	—
Purchase of common stock	(2,841)	—

Net cash provided by (used in) financing activities	(321,834)	2,471,682

Net increase in cash and cash equivalents	66,034	37,276
Cash and cash equivalents, beginning of year	503,723	842,854

Cash and cash equivalents, end of period	$569,757	880,130

Supplemental cash flow disclosure:
Interest paid	$289,446	167,305
Income taxes paid	1,478	6,144
Supplemental noncash financing activity:
Restricted stock issued	$4,766	17,619
Restricted stock cancelled	2,097	—
Accrued dividends on common stock	98,599	85,803
See accompanying notes to unaudited condensed consolidated financial statements.

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
Pursuant to the merger that implemented the restructuring of New Century TRS in order for it to qualify as a REIT (the “Merger”), New Century became the publicly-traded parent listed on the New York Stock Exchange, or NYSE, traded under the ticker symbol “NEW,” which succeeded to and continued to operate substantially all of the existing businesses of New Century TRS and its subsidiaries. The Merger was consummated and became effective on October 1, 2004, and was accounted for on an “as if pooling basis.” These consolidated financial statements give retroactive effect to the Merger for the periods presented. Accordingly, under “as if pooling accounting,” the assets and liabilities of New Century TRS transferred to New Century in connection with the Merger have been accounted for at historical amounts as if New Century TRS was transferred to New Century as of the earliest date presented and the consolidated financial statements of New Century prior to the Merger include the results of operations of New Century TRS. Stockholders’ equity amounts presented for years prior to the formation of New Century are those of New Century TRS, adjusted for the Merger exchange rate.
On September 2, 2005, Home123 Corporation, an indirect wholly owned subsidiary of New Century (“Home123”), purchased the origination platform of RBC Mortgage Company, or RBC Mortgage, that expanded the Company’s retail presence on a nationwide basis, its channels of distribution and its mortgage product offerings to include conventional mortgage loans, loans insured by the Federal Housing Administration and loans guaranteed by the Veterans Administration. The purchase price for the net assets was $80.6 million, and was accounted for using the purchase method. Of the aggregate amount, $7.6 million was the fair value of assets acquired and $4.1 million was the fair value of liabilities assumed. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was $77.1 million and was allocated and recorded as goodwill at Home123.
On February 3, 2006, one of New Century’s indirect subsidiaries, New Century Warehouse Corporation, completed the purchase of Access Lending Corporation’s platform that provides warehouse lending services to middle-market residential-mortgage bankers. The purchase price for the net assets was $9.8 million, and was accounted for using the purchase method. The fair value of the assets acquired was $94.3 million acquired and the fair value of the liabilities assumed was $87.7 million. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was allocated to and recorded as goodwill. Additionally, pursuant to the terms of the purchase and assumption agreement governing the transaction, Access Lending is entitled to receive additional payments for two years, based upon profitability. The results of operations for the platform acquired have been included in the Company’s condensed consolidated financial statements since the date of acquisition.
The accompanying condensed consolidated financial statements include the consolidated financial statements of New Century’s wholly-owned subsidiaries, New Century TRS, New Century Credit, and NCRIV. All material intercompany balances and transactions are eliminated in consolidation.
The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in New Century’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.
Reclassification
Certain amounts from the prior year’s presentation have been reclassified to conform to the current year’s presentation.

Recent Accounting Developments
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which provides the following: (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit in the form of subordination are not embedded derivatives and (5) amends Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125” to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 for accounting for certain hybrid financial instruments is effective for the Company beginning January 1, 2007. Adoption of SFAS 155 is not expected to have a material impact on the Company’s financial statements.
In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which provides the following: (1) revised guidance on when a servicing asset and servicing liability should be recognized, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, (3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur, (4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities that are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS 156 is effective for the Company beginning January 1, 2007 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The impact to retained earnings as a result of the initial adoption of SFAS 156 is expected to be immaterial.
Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks.
Restricted Cash
As of March 31, 2006, restricted cash totaled $847.2 million, and included $49.3 million in cash held in various margin accounts associated with the Company’s interest rate risk management activities, $570.9 million in cash held in custodial accounts associated with its mortgage loans held for investment, $183.1 million in cash held in trust associated with its credit facilities, $42.5 million in cash held in a cash reserve account in connection with its asset-backed commercial paper facility, and $1.4 million in cash held in trust accounts on behalf of borrowers. As of December 31, 2005, restricted cash totaled $726.7 million, and included $73.4 million in cash held in a margin account associated with the Company’s interest rate risk management activities, $633.0 million in cash held in custodial accounts associated with its mortgage loans held for investment, and $20.0 million in cash held in a cash reserve account in connection with its asset-backed commercial paper facility, and $0.3 million in cash held in trust accounts on behalf of borrowers.
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

Allowance for Losses on Mortgage Loans Held for Investment
In connection with its mortgage loans held for investment, the Company establishes an allowance for loan losses based on its estimate of losses inherent and probable as of the balance sheet date. The Company charges off uncollectible loans at the time of liquidation. The Company evaluates the adequacy of this allowance each quarter, giving consideration to factors such as the current performance of the loans, characteristics of the portfolio, the value of the underlying collateral and the general economic environment. In order to estimate an appropriate allowance for losses for loans held for investment, the Company estimates losses using “static pooling,” which stratifies the loans held for investment into separately identified vintage pools. Provision for losses is charged to the Company’s consolidated statement of income. Losses incurred are charged to the allowance. Management considers the current allowance to be adequate.
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
The Annual Percentage Rate, or APR, on the mortgage loans is relatively high in comparison to the investor pass-through interest rate on the certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company estimates the future rate of prepayments, prepayment penalties that it will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company estimates average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.80% to 4.94% for adjustable-rate securities and 1.47% to 5.64% for fixed-rate securities. The Company bases these estimates on historical loss data for the loans, the specific characteristics of the loans, and the general economic environment. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.74% at March 31, 2006. The Company estimates prepayments by evaluating historical prepayment performance of its loans and the impact of current trends. The Company uses a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). These prepayment curve and default estimates have resulted in weighted average lives of between 2.28 to 2.64 years for the Company’s adjustable-rate securities and 2.31 to 3.52 years for its fixed-rate securities.
During the three months ended March 31, 2006, the Residuals provided $1.4 million in cash flow to the Company. The Company performs an evaluation of the Residuals quarterly, taking into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. During the quarter ended March 31, 2006, the Company increased its prepayment rate assumptions based upon actual performance and made minor adjustments to certain other assumptions, resulting in a $32.1 million decrease in the fair value of the Residuals for the quarter that is recorded as a reduction to gain on sale of mortgage loans. During the three months ended March 31, 2006 and 2005, the Company did not complete any securitizations structured as sales.
The bond and certificate holders and their securitization trusts have no recourse to the Company for failure of mortgage loan borrowers to pay when due. The Company’s Residuals are subordinate to the bonds and certificates until the bond and certificate holders are fully paid.
The Company is party to various transactions that have an off-balance sheet component. In connection with the Company’s off-balance sheet securitization transactions, as of March 31, 2006, there were $6.6 billion in loans owned by the off-balance sheet trusts. The trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to the Company in the event that the loans in the various trusts do not perform as expected. Because these trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, the Company has included only its residual interest in these loans on its condensed consolidated balance sheet. The performance of the loans in the trusts will impact the Company’s ability to realize the current estimated fair value of these residual assets.
Derivative Instruments Designated as Hedges
The Company accounted for certain Euro Dollar futures and interest rate cap contracts, designated and documented as hedges pursuant to the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133. Pursuant to SFAS 133, these contracts have been designated as hedging the exposure to variability of cash flows from the Company’s financing on mortgage loans held for investment attributable to changes in interest rates. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a cash flow hedge be reported in other comprehensive income and the ineffective portion be reported in current earnings.
Income Taxes
New Century is a REIT for federal income tax purposes and is not generally required to pay federal and most state income taxes if it meets the REIT requirements of the Internal Revenue Code of 1986, as amended, or the Code. Also, each of New Century’s subsidiaries that meet the requirements of the Code to be a qualified REIT subsidiary, or a QRS, are not generally required to pay federal and most state income taxes. However, New Century must recognize income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” (“SFAS 109”) for each of its taxable REIT subsidiaries, or TRS, whose income is fully taxable at regular corporate rates.
SFAS 109 requires that inter-period income tax allocation be based on the asset and liability method. Accordingly, New Century recognizes the tax effects of temporary differences between its tax and financial reporting bases of assets and liabilities that will result in taxable or deductible amounts in future periods.
2. Mortgage Loans Held for Sale
A summary of mortgage loans held for sale, at the lower of cost or fair value at March 31, 2006 and December 31, 2005, is as follows (dollars in thousands):

	March 31,	December 31,
	2006	2005
Mortgage loans held for sale:
First trust deeds	$5,636,636	7,110,772
Second trust deeds	704,930	704,430
Net deferred origination costs and other	11,079	9,973

	$6,352,645	7,825,175

At March 31, 2006, the Company had mortgage loans held for sale of approximately $99.3 million on which the accrual of interest had been discontinued. If these mortgage loans had been current pursuant to their terms, interest income would have increased by approximately $2.1 million for the three months ended March 31, 2006.

3. Mortgage Loans Held for Investment
For the three months ended March 31, 2006, the Company securitized $1.7 billion in mortgage loans through transactions structured as financings. A summary of the components of mortgage loans held for investment at March 31, 2006 and December 31, 2005 is as follows (dollars in thousands):

	March 31,	December 31,
	2006	2005
Mortgage loans held for investment:
First trust deeds	$15,533,562	15,877,535
Second trust deeds	661,103	334,689
Allowance for loan losses	(209,804)	(198,131)
Net deferred origination costs	118,019	129,772

	$16,102,880	16,143,865

At March 31, 2006, the Company had mortgage loans held for investment of approximately $735.3 million on which the accrual of interest had been discontinued. If these mortgage loans had been current pursuant to their terms, interest income would have increased by approximately $6.6 million for the three months ended March 31, 2006.
The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005
Balance, beginning of period	$198,131	90,227
Additions	27,825	30,238
Charge-offs, net	(16,152)	(2,970)

Balance, end of period	$209,804	117,495

4. Residual Interests in Securitizations
Residual interests in securitizations consisted of the following components at March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31,	December 31,
	2006	2005
Over-collateralization account	$349,174	350,785
Net interest receivable (NIR)	(140,383)	(115,855)

	$208,791	234,930

Residual interests in securitizations are recorded at estimated fair value, which is based on estimated discounted cash flows. The over-collateralization account, or OC, in the table above represents the current, un-discounted balance of the OC accounts at period end. The net interest receivable, or NIR, balance represents the difference between the estimated discounted cash flows less the un-discounted value of the OC accounts.

The following table summarizes the activity in the OC accounts for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005
Balance, beginning of period	$350,785	158,755
Additional deposits to OC accounts	766	914
Release of cash from OC accounts	(2,377)	(3,946)

Balance, end of period	$349,174	155,723

The following table summarizes activity in the NIR accounts for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005
Balance, beginning of period	$(115,855)	(10,734)
Cash received from NIRs	243	(3,755)
Accretion of NIRs	7,307	4,024
Fair value adjustment	(32,078)	(1,330)

Balance, end of period	$(140,383)	(11,795)

Purchasers of securitization bonds and certificates have no recourse against the other assets of the Company, other than the assets of the trust. The value of the Company’s retained interests is subject to credit, prepayment and interest rate risk on the transferred financial assets. During the quarter ended March 31, 2006, the Company increased its prepayment rate assumptions based upon actual and estimated performance and made minor adjustments to certain other assumptions, resulting in a $32.1 million decrease in the fair value for the quarter that is recorded as a reduction to gain on sale of mortgage loans. During the quarter ended March 31, 2005, the Company increased its prepayment assumptions and recorded a $1.3 million decrease in the fair value of its residual assets.
5. Mortgage Servicing Assets
The following table summarizes activity in the Company’s mortgage servicing assets for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005
Balance, beginning of period	$69,315	8,249
Additions	—	8,120
Sales of servicing rights	(24,516)	—
Amortization	(4,240)	(1,921)

Balance, end of period	$40,559	14,448

The Company records mortgage servicing assets when it sells loans on a servicing-retained basis and when it sells loans through whole loan sales to an investor in the current period and sells the servicing rights to a third party in a subsequent period.
The $24.5 million sales of servicing rights reflected in the table above relates to the two securitizations structured as sales completed in December 2005 that were sold during the three months ended March 31, 2006. The addition of $8.1 million for the three months ended March 31, 2005 represents the value of servicing rights retained by the Company in certain of its whole loan sales. There were no such additions during the three months ended March 31, 2006.

6. Goodwill
Goodwill is recorded in connection with the acquisition of new subsidiaries or net assets. As of March 31, 2006 and December 31, 2005, the Company had goodwill of $95.8 million and $93.0 million, respectively. No impairment was recognized during the three months ended March 31, 2006.
On February 3, 2006, one of the Company’s indirect subsidiaries, New Century Warehouse Corporation, completed the purchase of Access Lending Corporation’s platform that provides warehouse lending services to middle-market residential-mortgage bankers. The purchase price for the net assets was $9.8 million, and was accounted for using the purchase method. The fair value of the assets acquired was $94.3 million and the fair value of the liabilities assumed was $87.7 million. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was allocated to and recorded as goodwill. Additionally, pursuant to the terms of the purchase and assumption agreement governing the transaction, Access Lending is entitled to receive additional payments for two years, based upon profitability. The results of operations for the platform acquired have been included in the Company’s condensed consolidated financial statements since the date of acquisition.
The following table presents changes in the carrying amount of goodwill as of March 31, 2006 (dollars in thousands):

Balance at January 1, 2005	$92,980

Acquisition of Access Lending operating platform	3,200

Purchase price allocation adjustment on acquisition of RBC Mortgage origination platform	(339)

Balance at March 31, 2006	$95,841

7. Credit Facilities and Other Short-Term Borrowings
Credit facilities and other short-term borrowings consist of the following at March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31,	December 31,
	2006	2005
A $2.0 billion asset-backed commercial paper facility for Von Karman Funding Trust, a wholly-owned subsidiary of New Century Mortgage expiring in February 2009, secured by mortgage loans held for sale and cash, bearing interest based on a margin over one-month LIBOR.	$1,081,736	—

A $2.0 billion master repurchase agreement ($1 billion of which is uncommitted) among New Century Mortgage, NC Capital, NC Asset Holding, L.P. (formerly known as NC Residual II Corporation) (“NC Asset Holding”), New Century Credit and Bank of America, N.A. expiring in September 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	367,631	916,714

A $1.0 billion master repurchase agreement among New Century Mortgage, Home 123 and Bank of America, N.A. expiring in September 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	146,718	277,484

A $1.0 billion master repurchase agreement among New Century Credit, NC Asset Holding, New Century Mortgage, NC Capital and Barclays Bank PLC expiring in March 2007, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	1,304	821,856

	March 31,	December 31,
	2006	2005
An $800 million uncommitted master repurchase agreement among NC Capital NC Asset Holding, New Century Credit and Bear Stearns Mortgage Capital expiring in November 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	296,787	610,365

A $150 million master repurchase agreement between New Century Funding SB-1, a Delaware business trust and wholly-owned subsidiary of New Century Mortgage, and Citigroup Global Markets Realty Corp., successor to Salomon Brothers Realty Corp. expiring in June 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to either renew or extend this facility before its expiration.	—	—

A $650 million master repurchase agreement among New Century Credit, NC Capital and Citigroup Global Markets Reality Corp., successor to Salomon Brothers, expiring in June 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company has the ability to increase the size of this facility to $800 million provided that the value of the loans outstanding at any one time under this facility and the $150 million facility set forth immediately above may not exceed $800 million in the aggregate. The Company expects to either renew or extend this facility prior to its expiration.
	109,467	276,816

A $150 million master repurchase agreement among New Century Mortgage, NC Capital, New Century and Citigroup Global Markets Realty Corp., successor to Salomon Brothers Realty Corp., expiring in June 2006, secured by delinquent loans and REO properties, bearing interest based on a margin over one-month LIBOR. The Company expects to either renew or extend this facility prior to its expiration.	70,191	109,076

A $1.5 billion master repurchase agreement ($500 million of which is uncommitted) among New Century Credit, New Century Mortgage, NC Capital, Home123 and Credit Suisse First Boston Mortgage Capital LLC expiring in December 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	686,655	452,239

A $1.0 billion master repurchase agreement among New Century Credit, New Century Mortgage, NC Capital, Home123 and Deutsche Bank expiring in September 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	423,082	441,227

An $850 million master repurchase agreement ($150 million of which is uncommitted) among New Century Credit, New Century Mortgage, NC Capital, NC Asset Holding, Home123, and IXIS Real Estate Capital Inc. expiring in October 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	321,293	404,696

A $3.0 billion master repurchase agreement among New Century Credit, New Century Mortgage, NC Capital, NC Asset Holding, Morgan Stanley Bank, and Morgan Stanley Mortgage Capital Inc. expiring in February 2007, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	1,381,398	1,469,860

A $2.0 billion asset-backed note purchase and security agreement ($500 million of which is uncommitted) between New Century Funding I, a special-purpose vehicle established as a Delaware statutory trust, which is a wholly-owned subsidiary of New Century Mortgage, and UBS Real Estate Securities Inc., expiring in June 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to renew or extend this facility prior to its expiration.	1,178,408	1,673,225

A $450 million master repurchase agreement ($250 million of which is uncommitted) among New Century Warehouse, New Century Mortgage, New Century, and Goldman Sachs Mortgage Company expiring in February 2007, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	23,025	—

	March 31,	December 31,
	2006	2005
A $55 million master repurchase agreement among New Century, New Century Warehouse, Access Investments II L.L.C Access Lending, Galleon Capital Corporation, State Street Capital Markets, LLC and State Street Bank and Trust Company expiring in August 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month commercial paper rate.	27,128	—

A $125 million master repurchase agreement among New Century Warehouse and Guaranty Bank expiring in February 2007, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	54,405	—

A $70 million master repurchase agreement among Access Lending, Colonial Bank, and First Collateral Services, Inc. that expired in April 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company did not renew or extend this facility prior to its expiration.	49	—

Less: Credit facility amounts reclassified to financing on mortgage loans held for investment.	(83)	(13,873)

	$6,169,194	7,439,685

The various credit facilities contain certain restrictive financial and other covenants that require the Company to, among other things, restrict dividends, maintain certain levels of net worth, liquidity, available borrowing capacity and debt-to-net worth ratios and comply with regulatory and investor requirements. The Company was in compliance with these covenants at March 31, 2006.
8. Financing on Mortgage Loans Held for Investment
When the Company sells loans through securitizations structured as financings, the related bonds are added to its balance sheet. As of March 31, 2006 and December 31, 2005, the financing on mortgage loans held for investment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2006	2005
Securitized bonds	$15,989,493	16,071,460
Short-term financing on retained bonds	—	1,903
2005-NC3 NIM bond	23,098	21,405
Debt issuance costs	(63,801)	(63,182)
Credit facility amounts reclassified from warehouse credit facilities	83	13,873

Total financing on mortgage loans held for investment	$15,948,873	16,045,459

The Company’s maturity of financing on mortgage loans held for investment is based on certain prepayment assumptions. The Company estimates the average life of its various securitized loan pools to be between 1.7 and 3.8 years. The following table reflects the estimated maturity of the financing on mortgage loans held for investment as of March 31, 2006 (dollars in thousands):

Due in less than 1 year	$6,538,651
Due in 2 years	3,540,821
Due in 3 years	1,565,596
Thereafter	4,303,805

$15,948,873

9. Convertible Senior Notes
On July 8, 2003, New Century TRS closed a private offering of $210.0 million of 3.50% convertible senior notes, including the over-allotment option, due July 3, 2008 pursuant to Rule 144A under the Securities Act of 1933. On March 17, 2004, the convertible senior notes became convertible into New Century TRS common stock at a conversion price of $34.80 per share. As a result of the Merger, the convertible senior notes became convertible into shares of New Century common stock. In December 2004 and June 2005, through a series of transactions, all but $5,000,000 of the original outstanding principal balance of the convertible senior notes were converted into common stock of New Century. On February 17, 2006, the holder of the remaining $5,000,000 aggregate principal amount of convertible senior notes elected to convert the convertible senior notes into 165,815 shares of New Century’s common stock.
10. Series A Cumulative Redeemable Preferred Stock
In June 2005, the Company sold 4,500,000 shares of its Series A Cumulative Redeemable Preferred Stock, or Series A Preferred Stock, including 300,000 shares to cover overallotments. The offering provided $108.7 million in net proceeds. The shares have a liquidation value of $25.00 per share, pay an annual coupon of 9.125% and are not convertible into any other securities. The Company may, at its option, redeem the Series A Preferred Stock, in the aggregate or in part, at any time on or after June 21, 2010. As such, this stock is not considered mandatorily or contingently redeemable under the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Investments with Characteristics of both Liabilities and Equity,” or SFAS 150, and is therefore classified as a component of equity. The Company paid preferred stock dividends of $2.6 million for the first quarter of 2006 on March 31, 2006, and, as a result, accrued preferred stock dividends were zero as of March 31, 2006.
11. Interest Income
The following table presents the components of interest income for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005
Interest on mortgage loans held for investment	$289,632	247,660
Interest on mortgage loans held for sale	164,212	76,199
Residual interest income	7,307	4,024
Other interest income	1,851	3,188

	$463,002	331,071

12. Interest Expense
The following table presents the components of interest expense for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005
Interest on financing on mortgage loans held for investment	$169,154	117,720
Interest on credit facilities and other short-term borrowings	107,374	42,206
Interest on convertible senior notes	59	63
Other interest expense	6,626	2,092

	$283,213	162,081

13. Hedging Activities
In connection with the Company’s strategy to mitigate interest rate risk on its financing on mortgage loans held for sale, mortgage loans held for investment and its residual assets, the Company uses derivative financial instruments such as Euro Dollar futures, interest rate cap contracts, interest rate swap contracts, and interest rate lock and forward sale commitments. It is not the Company’s policy to use derivatives to speculate on interest rates. These derivative instruments are intended to provide income and cash flow to offset potential reduced interest income and cash flow under certain interest rate environments. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity,” or SFAS 133, the derivative financial instruments and any related margin accounts are reported on the condensed consolidated balance sheets at their fair value.

In 2003, the Company began applying hedge accounting as defined by SFAS 133 for certain derivative financial instruments used to hedge cash flows related to its financing on mortgage loans held for investment. In June 2004, the Company began applying hedge accounting for certain derivative financial instruments to hedge the fair value of certain of its mortgage loans held for sale. The Company designates certain derivative financial instruments, such as Euro Dollar futures and interest rate cap contracts, as hedge instruments under SFAS 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. The Company may designate interest rate swap contracts as hedge instruments in the future.
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
Cash Flow Hedge Instruments — For derivative financial instruments designated as cash flow hedge instruments, the Company evaluates the effectiveness of these hedges against the variable-rate interest payments related to its financing on mortgage loans held for investment being hedged to ensure that there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the cash flows as a result of changes in the benchmark LIBOR interest rate, which affect the interest payments related to its financing on mortgage loans held for investment (variable-rate debt) being hedged, the Company uses derivatives classified as cash flow hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income during the current period, and reclassified into earnings as part of interest expense in the period(s) during which the hedged transaction affects earnings pursuant to SFAS 133. The ineffective portion and/or remaining gain or loss on the derivative instrument is recognized in earnings in the current period and is included in other income. During the three months ended March 31, 2006, the Company recognized a gain of $4.9 million from the ineffective portion of these hedges. There was no ineffective portion of these hedges during the three months ended March 31, 2005. An additional $7.5 million of income was recorded during the first quarter of 2006 as the Company determined that certain of the contracts no longer qualified as hedges under SFAS 133.
As of March 31, 2006, the Company had open Euro Dollar futures contracts that are designated as hedging the variability in expected cash flows from the variable-rate debt related to its financing on mortgage loans held for investment. The fair value of these contracts at March 31, 2006 and 2005 was a $86.7 million and a $101.3 million asset, respectively, and is included in prepaid expenses and other assets. For the three months ended March 31, 2006 and 2005, the Company recognized a gain of $40.7 million and $6.7 million, respectively, attributable to cash flow hedges, which has been recorded as a reduction of interest expense related to the Company’s financing on mortgage loans held for investment. At March 31, 2006, the Company recorded deferred gain of $9.7 million, also attributable to cash flow hedges relating to its financing on mortgage loans held for investment, which will be recognized in the second quarter of 2006 due to the timing of related expired Euro Dollar futures contracts, which hedge three months forward. As of March 31, 2006, the balance of other comprehensive income, or OCI, was $67.0 million, which relates to the fair value of cash flow hedges. The Company expects to reclassify $40.7 million from OCI into earnings during the remainder of 2006. The remaining OCI will be reclassified into earnings by March 2008. Additionally, certain Euro Dollar futures contracts were terminated during the fourth quarter of 2004 in connection with the transfer of certain assets from New Century TRS to New Century. The fair value of the contracts at the termination date of ($30.9) million is being amortized from other comprehensive income over the original hedge period, as the hedged transaction affects future earnings. Amortization of $2.2 million and $3.0 million for the three months ended March 31, 2006 and 2005, respectively, have been recorded as an increase in interest expense related to the Company’s financing on mortgage loans held for investment. An additional $2.8 million of expense was recorded during the first quarter of 2006 as a reduction of other income as the Company determined that certain of the contracts no longer qualified as hedges under SFAS 133. As of March 31, 2006, the related other comprehensive income balance was ($13.8) million.

Fair Value Hedge Instruments — For derivative financial instruments designated as fair value hedge instruments, the Company evaluates the effectiveness of these hedges against the fair value of the asset being hedged to ensure that there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the fair value of the hedged assets as a result of changes in the benchmark LIBOR interest rate, the Company uses derivatives classified as fair value hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying fair value hedges, changes in the fair value of the derivative instruments and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in current earnings pursuant to SFAS 133. For the three months ended March 31, 2006 and 2005, the Company recognized a loss of $1.7 million and a gain of $8.6 million, respectively, which were substantially offset by changes in the fair value of the hedged assets. The gain (loss) has been included as a component of gain on sale of mortgage loans. At March 31, 2006, these contracts were settled, and as such there were no fair value hedges outstanding as of that date.
Interest Rate Cap Contracts — Certain of the Company’s securitizations structured as financings are subject to interest rate cap contracts, or caplets, designated and documented as cash flow hedges used to mitigate interest rate risk. The change in the fair value of these interest rate cap contracts is recorded in OCI each period. Amounts are reclassified out of OCI as the hedged transactions impact earnings. For the three months ended March 31, 2006 and 2005, the Company recorded $0.7 million and $2.3 million, respectively, as an offset to interest expense related to the effective portion of the caplets. The related net change to OCI due to the earnings reclassification discussed above and the change in fair value of the caplets was $0.8 million and $0.2 million for March 31, 2006 and 2005, respectively. The fair value of these caplets at March 31, 2006 and 2005 was $0.7 million and $6.1 million, respectively, and is included in prepaid expenses and other assets.
Non-designated Hedge Instruments — As of March 31, 2006, the Company had certain open Euro Dollar futures contracts that hedges the variability in expected cash flows from the variable-rate debt related to its financing on mortgage loans held for investment, that are not designated as hedges. The fair value of these contracts at March 31, 2006 was $7.5 million. In addition, the change in the fair value of Euro Dollar futures contracts not designated and documented as hedges, used to hedge the fair value of the Company’s residual interests in securitizations, is recorded through earnings each period and is included as a component of gain on sale of mortgage loans. For the three months ended March 31, 2006 and 2005, the Company recognized gains of $9.9 million and $0.4 million, respectively, related to the change in fair value of these contracts. The fair value of these contracts at March 31, 2006 was an $8.8 million asset and is included in prepaid expenses and other assets. At March 31, 2005, there were no Euro Dollar futures contracts not designated and documented as hedges outstanding.
Free-standing derivatives (Interest Rate Locks, Forward Sale Commitments and Interest Rate Swaps) – The Company is exposed to interest rate risk from the time an interest rate lock commitment, or IRLC, is made to a residential mortgage applicant to the time the related mortgage loan is sold. During this period, the Company is exposed to losses if the mortgage interest rates rise, because the value of the IRLC or mortgage loan declines. IRLCs are derivative instruments under SFAS 133 and are recorded at fair value with the changes in the fair value recognized in current period earnings as a component of gain on sale of mortgage loans. To manage this interest rate risk, the Company utilizes primarily forward sales commitments. The forward sales commitments are derivatives under SFAS 133 and recorded at fair value with the changes in fair value recognized in current period earnings as a component of gain on sale of mortgage loans. Also included in free-standing derivatives as of March 31, 2006, were certain interest rate swap contracts and options on Euro Dollar futures contracts related to the Company’s financing on mortgage loans held for investment. The aggregate fair value of free-standing derivatives on the condensed consolidated balance sheet was a $17.3 million asset at March 31, 2006, and is included in prepaid expenses and other assets. The change in fair value relating to IRLCs and forward sales commitments that was recognized in earnings during the three months ended March 31, 2006 was a gain of $13.0 million, and is included as a component of gain on sale of mortgage loans. The change in fair value relating to interest rate swaps and options on Euro Dollar futures that was recognized in earnings during the three months ended March 31, 2006 was $1.7 million, and is included in other income. There were no free-standing derivatives for the three months ended March 31, 2005.

14. Income Taxes
Commencing in 2004, New Century has operated so as to qualify as a REIT for federal income tax purposes and files a separate federal income tax return that does not include the operations of the Company’s non-REIT, or TRS, companies. Provided at least 90% of the taxable income of the REIT is distributed to stockholders in the manner prescribed by the Code, and as shown in the table below, no income taxes are due on the income distributed in the form of dividends paid by the REIT. Operations of the taxable REIT subsidiaries, including transactions by and between the TRS level and REIT level companies, however, are fully taxable and are accrued at a combined federal and state rate of 40% and 41% for 2006 and 2005, respectively. The table below outlines the calculation of taxable income and income tax expense for the consolidated group and TRS and REIT level operations for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	For the Three Months Ended
	March 31, 2006
	TRS	REIT	Total
Earnings before income taxes	$32,369	83,306	$115,675
Adjustment to GAAP earnings:
Reverse intercompany eliminations	(5,275)	5,275
Net decrease to taxable income from intercompany loan sales, hedging income temporary differences and other permanent differences	3,107	(4,892)
Taxable income reconciling items (REIT only):
Add back provision for loan losses	—	29,025
Deduct actual loan losses	—	(9,653)

Taxable income before dividend paid deduction	30,201	103,061
Deduct dividend paid deduction	N/A	(103,061)

Taxable income this period	30,201	—

Provision for income taxes - 40%	$(11,940)	—	(11,940)

Net income			$103,735

	For the Three Months Ended
	March 31, 2005
	TRS	REIT	Total
Earnings before income taxes	$11,545	79,619	$91,164
Adjustment to GAAP earnings:
Net decrease to taxable income from intercompany loan sales, hedging income temporary differences and other permanent differences	2,251	(19,867)
Taxable income reconciling items (REIT only):
Add back provision for loan losses	—	29,151
Deduct actual loan losses		(672)

Taxable income before dividend paid deduction	13,796	88,231
Deduct dividend paid deduction	N/A	(86,408)

Taxable income this period	$13,796	1,823

Provision for income taxes - 41%	$(5,657)	(747)	(6,404)

Net income			$84,760

For the year ended December 31, 2005, the Company’s estimated taxable REIT income exceeded its dividends paid for that same year by approximately $104 million. To secure the dividend paid deduction for 2005 for those estimated taxable earnings in excess of the 2005 dividend paid to holders of New Century’s common stock and Series A Preferred Stock, New Century elected to carry forward the estimated excess amount into 2006. Therefore, pursuant to that election, 100% of the regular dividend paid to holders of New Century’s common stock and Series A Preferred Stock for the first quarter of 2006, amounting to approximately $100 million, was applied to the 2005 year.
The Code allows a REIT to carry over excess earnings into the next tax year to be reported on a basis more consistent with net income reported pursuant to Generally Accepted Accounting Principles, or “GAAP,” and to provide for a more ratable distribution of dividends. These elections generally allow a REIT to carry over taxable earnings from one year into the next with no adverse tax consequences. Accordingly, the Company has accrued no taxes for the REIT at March 31, 2006 for cumulative estimated undistributed taxable REIT income of approximately $106 million that has been carried into the second quarter of 2006 and is available for the payment of dividends in future periods.

15. Earnings per Share
The following table illustrates the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Basic:
Net earnings	$103,735	84,760
Less: Preferred stock dividends	2,566	—

Net earnings available to common stockholders	$101,169	84,760

Weighted average common shares outstanding	55,520	54,779
Earnings per share	$1.82	1.55

Diluted:
Net earnings available to common stockholders	$101,169	84,760
Add: Interest and amortization of debt issuance costs on convertible senior notes, net of tax	58	18

Diluted net earnings	$101,227	84,778

Weighted average number of common shares outstanding	55,520	54,779
Effect of dilutive securities:
Restricted stock awards	106	158
Stock options	986	2,167
Convertible senior notes	81	162
Directors’ deferred compensation plan awards	2	1

	56,695	57,267

Earnings per share	$1.79	1.48
For the three months ended March 31, 2006, the Company included in its calculation of diluted earnings per share an effect of approximately 80,000 shares of common stock, representing shares issuable upon conversion of its convertible senior notes, weighted for the portion of the quarter prior to the actual conversion of the remaining convertible senior notes. For the three months ended March 31, 2005, the Company included the effect of approximately 160,000 shares of common stock issuable upon conversion of its convertible senior notes in the computation of diluted earnings per share. Diluted earnings have been adjusted to add the interest expense and amortization of debt issuance costs recorded related to the convertible senior notes, net of the applicable income tax effect.
For the three months ended March 31, 2006 and 2005, options to purchase 1,900,000 and 78,000 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

16. Stock-Based Compensation
Through December 31, 2005, the Company historically accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and, accordingly, recognized no compensation expense related to stock options and employee stock purchases. For grants of restricted stock, the fair value of the shares at the date of grant was amortized to compensation expense over the award’s vesting period. The Company has historically reported pro forma results under the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.
On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). FAS 123R is a revision of FAS 123, supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. FAS 123R is similar to FAS 123, however, FAS 123R requires all stock-based payments to employees, including grants of employee stock options and discounts associated with employee stock purchases, to be recognized as compensation expense in the income statement based on their fair values. Pro forma disclosure of compensation expense is no longer an alternative. Additionally, excess tax benefits, which result from actual tax benefits exceeding deferred tax benefits previously recognized based on grant date fair value, are recognized as additional paid-in-capital and are classified as financing cash flows in the consolidated statement of cash flows.
The Company adopted FAS 123R on January 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, fair value accounting and recognition provisions of FAS 123R are applied to stock-based awards granted on or modified subsequent to the date of adoption and prior periods presented are not restated. In addition, for awards granted prior to the effective date, the unvested portion of the awards are recognized in periods subsequent to the adoption based on the grant date fair value determined for pro forma disclosure purposes under FAS 123.
In 2004, the Company adopted and received stockholders’ approval of the qualified 2004 Performance Incentive Plan pursuant to which the Company’s board of directors may grant equity awards, including stock options and other forms of awards, to officers and key employees. The Plan authorizes grants of equity awards, including stock options.
Stock options are granted for a fixed number of shares with an exercise price at least equal to the market value of the shares at the grant date. Stock options generally vest over a period of three to five years. Certain of the stock options granted during 2005 and the first quarter of 2006 contain cliff vesting provisions, with vesting acceleration conditions. Such conditions provide for varying degrees of partial vesting in the event that certain market prices are maintained for ten consecutive trading days. Stock options granted have contractual terms of ten years.
Restricted stock awards are issued at the fair value of the stock on the grant date. The restrictions generally lapse over a period of three to seven years. During 2005, the Company began granting certain restricted stock awards containing financial performance conditions, which, if met, result in partial acceleration of the lapse of the award’s restrictions. Prior to the adoption of FAS 123R, unearned compensation for grants of restricted stock equivalent to the fair value of the shares at the date of grant was recorded as a separate component of stockholders’ equity and subsequently amortized to compensation expense over the award’s vesting period. In accordance with FAS 123R, stockholders’ equity is credited commensurate with the recognition of compensation expense. All deferred compensation at January 1, 2006 was reclassified to additional paid-in-capital.
The Company’s Employee Stock Purchase Plan defines purchase price per share as 90% of the fair value of a share of common stock on the last trading day of the plan quarter.
In the first quarter of 2006 and 2005, the Company recognized stock-based compensation expense of $7.8 million and $2.9 million, respectively, as well as related tax benefits of $0.8 million and $0.5 million, respectively, associated with the Company’s stock-based awards. As a result of the adoption of FAS 123R effective January 1, 2006, the Company’s income before taxes and net income for the three months ended March 31, 2006 were $6.3 million and $6.0 million lower, respectively, than if the Company had continued to account for the stock-based compensation programs under APB 25.

FAS 123R requires the disclosure of pro-forma information for periods prior to adoption. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 if the Company had recognized compensation expense for all stock-based payments to employees based on their fair values (dollars in thousands, except per share amounts):

Basic earnings available to common stockholders:
As reported	$84,760
Compensation expense, net of related tax effects	(1,525)

Pro forma	$83,235

Diluted earnings available to common stockholders:
As reported	$84,778
Compensation expense, net of related tax effects	(1,525)

Pro forma	$83,253

Basic earnings per share:
As reported	$1.55
Pro forma	1.52
Diluted earnings per share:
As reported	$1.48
Pro forma	1.47
Basic weighted average shares outstanding:
As reported	54,779
Pro forma	54,779
Diluted weighted average shares outstanding:
As reported	57,267
Pro forma	56,646
The Company historically used a Black-Scholes option pricing model to estimate the fair value of stock options. The inputs for volatility and expected term of the options were primarily based on historical information. As of January 1, 2006, the Company switched from the Black-Scholes pricing model to a lattice model to estimate fair value at grant date for future option grants. The lattice model is believed to provide a more accurate estimate of the fair values of employee stock options as it incorporates the impact of employee exercise behavior and allows for the input of a range of assumptions. Expected volatility assumptions used in the models are based on an analysis of implied volatilities of publicly traded options on the Company’s common stock and historical volatility of the Company’s stock price. The range of risk-free interest rates is based on a yield curve of interest rates at the time of the grant based on the contractual life of the option. The expected term of the options was derived from the outputs of the lattice model, which incorporates post-vesting forfeiture assumptions based on an analysis of historical data. The dividend yield was based on the Company’s estimate of future dividend yields. Similar groups of employees that have dissimilar exercise behavior are considered separately for valuation purposes.

The following weighted-average assumptions were used to estimate the fair values of options granted during the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Fair value	$6.11	$9.24
Expected life (years)	4.1	4.5
Risk-free interest rate	4.3 - 4.6%	4.2%
Volatility	41.0%	60.6%
Expected annual dividend yield	11.1%	13.7%
Expected annual forfeiture rate	10.8%	—
Stock option activity during the three months ended March 31, 2006 was as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance at December 31, 2005	3,819,533	$27.29
Granted	345,585	38.99
Exercised	(239,882)	13.47
Canceled	(91,459)	36.43

Balance at March 31, 2006	3,833,777	28.99

At March 31, 2006, the range of exercise prices, the number outstanding, weighted average remaining term and weighted average exercise price of options outstanding and the number exercisable and weighted average price of options currently exercisable were as follows:

	Outstanding			Excercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number of	Term	Exercise	Number of	Exercise
Prices	Stock Options	(in years)	Price	Stock Options	Price
$ 0.33–5.59	95,089	1.66	$5.26	95,089	$5.26
6.00–6.79	414,863	5.41	6.65	340,500	6.65
7.33–9.27	275,633	4.46	8.45	125,486	7.97
10.47-12.17	246,831	5.86	10.49	179,331	10.49
14.43-17.83	268,525	6.47	15.10	102,325	15.40
18.65-18.66	370,723	6.70	18.66	157,067	18.66
19.47-26.97	272,143	7.21	26.38	93,093	26.70
35.74-39.10	396,086	9.53	38.32	22,705	38.03
42.20-44.06	455,164	8.97	44.02	24,620	44.01
45.04-45.96	362,334	7.84	45.86	255,876	45.87
46.02-46.78	372,775	8.54	46.62	220,337	46.63
47.26-49.27	189,275	8.85	49.04	13,652	47.60
51.20-60.47	114,336	8.49	55.21	81,667	56.60

	3,833,777			1,711,748

At March 31, 2006, the total intrinsic value of stock options outstanding and exercisable was $65.3 million and $36.9 million, respectively.

Stock option information related to nonvested shares for the three months ended March 31, 2006 was as follows:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Options	Value
Balance at December 31, 2005	2,075,965	$11.26
Granted	345,585	6.11
Vested	(229,664)	11.37
Forfeited	(69,857)	11.47

Balance at March 31, 2006	2,122,029	10.40

A summary of nonvested restricted stock activity for the three months ended March 31, 2006 is presented below:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Shares	Value
Balance at December 31, 2005	441,630	$45.03
Granted	217,058	39.02
Vested	(134,715)	45.68
Forfeited	(4,398)	38.04

Balance at March 31, 2006	519,575	44.33

The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $7.1 million and $33.1 million, respectively. During the three months ended March 31, 2006 and 2005, the Company received cash of $3.2 million and $8.1 million, respectively, from exercises of stock options and recognized related tax benefits of $1.0 million and $7.2 million, respectively.
During the three months ended March 31, 2006, 48,751 shares of common stock were purchased under the Company’s Employee Stock Purchase Plan resulting in compensation cost of approximately $390,000.
As of March 31, 2006, the total remaining unrecognized cost related to nonvested stock options and restricted stock amounted to $18.3 million and $17.3 million, respectively, which will be amortized over the weighted-average remaining requisite service period of 30 months and 49 months, respectively.
The Company issues new shares to satisfy stock-based awards. At March 31, 2006, there were approximately 380,000 shares available for grant under the 2004 Performance Incentive Plan. As of March 31, 2006, approximately 2.0 million shares were available for issuance under the Company’s Employee Stock Purchase Plan.

17. Segment Reporting
The Company has three operating segments: portfolio, mortgage loan operations and servicing. Management tracks and evaluates these three segments separately in deciding how to allocate resources and assess performance.
The portfolio segment reflects the Company’s investment in its mortgage loan portfolio, which produces net interest income. The mortgage loan operations segment reflects purchases and originations of residential mortgage loans. The mortgage loan operations segment, comprised of the Wholesale and Retail origination divisions, records (i) interest income, interest expense and a provision for mortgage loan losses on the mortgage loans it holds prior to selling its loans to the portfolio segment or in the whole loan market, (ii) interest income, interest expense and a provision for mortgage loan losses on mortgage loans it holds in its portfolio and (iii) gain on sale of mortgage loans. The Company’s recently acquired Access Lending platform is included in the mortgage loan operations segment, although it has not had a material impact on the first quarter of 2006 results of operations or financial position. The servicing segment services loans, seeking to ensure that loans are repaid in accordance with their terms and the Company earns a servicing fee based upon the dollar amount of the servicing portfolio. The elimination column represents: (i) the difference between the segment’s fair value of mortgage loans originated as if they were sold and the actual gain recorded on loans sold by us and (ii) the elimination of inter-company gains.
For its portfolio segment, management evaluates mortgage assets at the segment level. As such, the quarter end balances of these assets are included herein.
For the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended March 31, 2006
	REIT &
	Qualified	Taxable REIT Subsidiary
	REIT		Mortgage Loan Operations
	Subsidiaries				Servicing
	Portfolio	Portfolio	Wholesale	Retail	and Other	Eliminations	Consolidated
Interest income	$253,956	42,983	140,916	25,147	—	—	463,002
Interest expense	(139,052)	(30,102)	(94,859)	(19,200)	—	—	(283,213)

Net interest income	114,904	12,881	46,057	5,947	—	—	179,789

Provision for losses on mortgage loans held for investment	(29,025)	1,200	—	—	—	—	(27,825)

Net interest income after provision for losses	85,879	14,081	46,057	5,947	—	—	151,964
Other operating income:

Gain on sale of mortgage loans	—	—	188,517	75,791	—	(134,781)	129,527
Servicing & other income	8,861	—	(92)	(800)	22,304	—	30,273

Total other operating income	8,861	—	188,425	74,991	22,304	(134,781)	159,800

Operating expenses:	8,635	—	115,664	79,457	(7,667)	—	196,089

Earnings before income taxes	$86,105	14,081	118,818	1,481	29,971	(134,781)	115,675

Funding volume	$—	—	11,360,623	2,058,469	—	—	13,419,092

Securitizations structured as financings	$1,678,678	—	—	—	—	—	1,678,678

Total assets at March 31, 2006	$15,433,734	2,079,402	6,222,014	1,127,387	—	(41,355)	24,821,182

	Three Months Ended March 31, 2005
	REIT &
	Qualified	Taxable REIT Subsidiary
	REIT		Mortgage Loan Operations
	Subsidiaries				Servicing
	Portfolio	Portfolio	Wholesale	Retail	and Other	Eliminations	Consolidated
Interest income	$186,672	65,012	70,264	9,123	—	—	331,071
Interest expense	(79,147)	(38,573)	(39,263)	(5,098)	—	—	(162,081)

Net interest income	107,525	26,439	31,001	4,025	—	—	168,990

Provision for losses on mortgage loans held for investment	(29,151)	(1,087)	—	—	—	—	(30,238)

Net interest income after provision for losses	78,374	25,352	31,001	4,025	—	—	138,752
Other operating income (loss):

Gain on sale of mortgage loans	—	—	172,974	55,798	—	(89,020)	139,752

Servicing & other income (loss)	(9,343)	—	(4)	—	19,942	—	10,595

Total other operating income (loss)	(9,343)	—	172,970	55,798	19,942	(89,020)	150,347
Operating expenses:	4,966	—	117,337	53,059	22,573	—	197,935

Earnings (losses) before income taxes	$64,065	25,352	86,634	6,764	(2,631)	(89,020)	91,164

Funding volume	$—	—	9,073,489	1,178,078	—	—	10,251,567

Securitizations structured as financings	$2,991,324	—	—	—	—	—	2,991,324

Total assets at March 31, 2005	$15,040,584	3,461,529	2,871,840	372,872	—	(19,417)	21,727,408

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2005. As such, a reading of the Annual Report on Form 10-K is necessary to an informed understanding of the following discussions.
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
General
New Century Financial Corporation is a real estate investment trust, or REIT, that, through its taxable REIT subsidiaries, operates one of the nation’s largest mortgage finance companies. We began originating and purchasing loans in 1996, and, in the fourth quarter of 2004, we began operating our business as a REIT. We originate and purchase primarily first mortgage loans nationwide. Historically, we have focused on lending to individuals whose borrowing needs are generally not fulfilled by traditional financial institutions because they do not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers. In September 2005, we acquired a mortgage origination platform from RBC Mortgage Company, or RBC Mortgage, that expands our offerings to include conventional mortgage loans, including Alt-A mortgage loans, loans insured by the Federal Housing Administration, or FHA, and loans guaranteed by the Veterans Administration, or VA. A significant portion of the conventional loans, which are generally referred to as “conforming loans,” we produce qualify for inclusion in guaranteed mortgage securities backed by the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corp., or Freddie Mac. At the same time, some of the conventional loans we produce either have an original loan amount in excess of the Fannie Mae and Freddie Mac loan limit for single-family loans or otherwise do not meet Fannie Mae or Freddie Mac guidelines.
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
Pursuant to the merger that implemented the restructuring of New Century TRS in order for it to qualify as a REIT, New Century became the publicly-traded parent listed on the New York Stock Exchange, or NYSE, traded under the ticker symbol “NEW,” which succeeded to and continued to operate substantially all of the existing businesses of New Century TRS and its subsidiaries.
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
Acquisition of RBC mortgage loan origination platform and acquisition of Access Lending operating platform
During the third quarter of 2005, Home123 Corporation, one of New Century’s wholly owned subsidiaries, purchased the origination platform of RBC Mortgage, which has enabled us to expand our mortgage product offerings, our retail presence on a nationwide basis and our channels of distribution, particularly into the builder and realtor channels.
This origination platform, which is more heavily weighted towards purchase financing as opposed to refinancing transactions, includes approximately 140 branches nationwide and originates residential mortgage loans, consisting primarily of “Alt-A,” “jumbo” and “conforming” mortgages, as well as home equity lines of credit.

In February 2006, we purchased Access Lending Corporation’s platform that provides warehouse lines of credit to middle-market residential-mortgage bankers. This acquisition enables us to offer warehouse lending services to our Wholesale customers.
Executive Summary
We deployed the capital we raised in 2004 and 2005 by building our REIT portfolio while also growing the profitability of the origination operations of our taxable REIT subsidiaries. During 2005, our industry experienced significant narrowing of margins as most originators kept the interest rates offered to customers at historically low levels while the underlying LIBOR indexes that determine our financing costs continued to rise. As a result, our whole loan sale pricing and the execution for securitizations structured as financings and sales deteriorated relative to 2004.
In the latter part of 2005, we began to increase our interest rates to keep pace with, or exceed, the growth in underlying rates. We continued this approach during the first quarter of 2006, with a view toward preserving or expanding our overall operating margin. We also are striving to manage our cost structure to remain efficient even if loan origination volume declines. Our focus is to maximize the net execution of our whole loan sales and our cost-cutting strategies.
The other major development in our business in recent months has been the completion of our acquisition of the origination platform of RBC Mortgage. This acquisition expands our loan origination channel and product mix by allowing us to offer a wider range of products to all of our customers and add strong builder and realtor relationships to our loan origination business.
Overview
Our two key business components are: (i) our mortgage loan portfolio held by our REIT and our taxable REIT subsidiaries; and (ii) our origination, sales and servicing activities conducted through certain of our taxable REIT subsidiaries.
REIT and TRS Mortgage Loan Portfolio
The largest component of our revenue is derived from the interest income we earn on our portfolio of mortgage loans held for investment, which totaled $16.1 billion at March 31, 2006.
During 2003, we shifted our strategy in an effort to address the cyclical nature of our earnings with the goal of generating a more stable long-term earnings stream. Our principal strategy to achieve this goal is to hold loans on our balance sheet. Because our credit facilities are short-term in nature and generally do not allow loans to be financed through the facility for longer than 180 days, a securitization structure offers the most attractive means to finance loans on our balance sheet. To support the goal of matching the timing of cash flows with the recognition of earnings on our loans, we began to structure our securitizations as financings during 2003. During three months ended March 31, 2006 and 2005, we completed two securitizations totaling $1.7 billion and one securitization totaling $3.0 billion, respectively, which were structured as on balance sheet financings. In a securitization structured as a financing, we make an initial cash investment so that the securitization trusts begin to return cash flow to us in the first month following securitization. Therefore, we require cash and capital to make the initial investment, as well as to support the loans on our balance sheet. During 2003 through 2005, we retained between 20% and 25% of our total loan production through securitizations for investment on our balance sheet. During the three months ended March 31, 2006 we retained 12.5%.
Our portfolio of mortgage loans held for investment generally consists of a representative cross-section of our overall loan production volume. Included in the $1.7 billion of securitizations structured as financings in the first quarter of 2006 is one securitization consisting solely of $0.3 billion of second lien collateral. Substantially all of the collateral in the $0.3 billion securitization represents second mortgage loans originated in connection with our 80/20-mortgage product. We believe the securitization of second trust deeds allowed us to capture the full economic value of that particular pool of loans, particularly when compared to the value that may have been recognized in a whole loan sale. The portfolio earns net interest income over its life, which is generally two to three years, on a weighted-average basis. The net interest income we earn from our portfolio is influenced by a variety of factors, including the performance of the loans and the level and direction of interest rates.
We measure the performance of the loans by monitoring prepayment rates and credit losses. Faster prepayments reduce the weighted average life of the portfolio, reducing net interest income. Cumulative credit losses, which we generally assume to be approximately 2.4% of the original balance of the loans, also reduce net interest income.

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
Loan origination volumes in our industry have historically fluctuated from year to year and are affected by external factors such as home values, the level of interest rates and consumer debt and the overall condition of the economy. In addition, the premiums we receive from the secondary market for our loans also have fluctuated, predominately as a result of the interest rate environment and, to a lesser extent, the other factors mentioned above. As a consequence, the business of originating and selling loans is cyclical. In light of our current strategy to raise or maintain interest rates consistent with underlying funding costs, our loan production volume may decrease as a result of higher interest rates on the mortgages we originate.
The operating margin of our origination franchise has three components: (i) net interest income, (ii) gain on sale of mortgage loans, and (iii) loan origination or acquisition costs. We use the operating margin as our principal metric to measure the value of our origination franchise.
Net interest income on mortgage loans held for sale — We typically hold our mortgage loans held for sale for an average period of 30 to 50 days before they are sold in the secondary market or securitized. During that time, we earn the coupon rate of interest paid by the borrower, and we pay interest to the lenders that provide our financing facilities. During the three months ended March 31, 2005, the difference between these interest rates was approximately 2.9%. During the three months ended March 31, 2006, this margin decreased to 2.5% as short-term rates over the past twelve months increased more rapidly than our average coupon rates. We seek to manage the timing of our sales to enhance the net interest income we earn on the loans, while preserving the ability to sell the loans at the maximum price.
Gain on sale of mortgage loans — Gain on sale of mortgage loans is affected by the condition of the secondary market for our loans. Beginning in the latter half of 2004 and continuing through 2005, as interest rates began to rise, the underlying factors that affect secondary market pricing remained somewhat stable. However, as short-term rates rose faster than long-term rates (a flatter yield curve), the prices we received for our loans began to decline relative to historic levels. Further, as a result of competitive pressures, we did not previously raise the interest rates we charged our borrowers to the degree that underlying short-term rates increased, reducing gain on sale margins. However, gain on sale has improved during the first quarter of 2006. Continuing this trend, we expect gain-on-sale to improve in future quarters of 2006 based on stronger secondary market demand for our product and forward-sale commitments extending into the third quarter of 2006.
Loan origination or acquisition cost — We also monitor the cost to originate our loans. We typically refer to this as our loan acquisition costs. Loan acquisition costs are comprised of the following: fees paid to wholesale brokers and correspondents, plus direct loan origination costs, including commissions and corporate overhead costs less points and fees received from borrowers, divided by total loan production volume. Loan acquisition costs do not include profit-based compensation, servicing division overhead, parent company expenses or startup operations. During 2004 and through the first quarter of 2005, our loan acquisition costs remained relatively stable and generally fluctuated inversely with our loan production volume. As a result of the competitive environment and its impact on the value of our loans, in 2005 we began implementing cost-cutting measures designed to reduce our loan acquisition costs. The cost-cutting measures we implemented during 2005 and continuing through the first quarter of 2006, which included changes to our sales compensation, controlling growth in non-sales overhead and more closely scrutinizing our discretionary spending, together with an increase in our loan production, resulted in a significant reduction of our loan acquisition costs during the fourth quarter of 2005 and remained stable in the first quarter of 2006.
These two components of our business account for most of our operating revenues and expenses. Our origination platform provides the source of the loan volume to conduct both parts of our business.

Loan Originations and Purchases
Historically, we have focused on lending to individuals whose borrowing needs are generally not fulfilled by traditional financial institutions because they do not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers. In connection with our loan origination platform acquired from RBC Mortgage, we also originate “Alt-A”, “jumbo” and “conforming” mortgages, as well as home equity lines of credit. As a result of the integration of our non-prime and prime/Alt-A loan origination platforms, both our Wholesale and Retail Divisions (consisting of Builder/Realtor and Consumer Direct channels) offer non-prime, prime and Alt-A products.
As of March 31, 2006, our Wholesale Division operated through 31 regional operating centers in 18 states and originated or purchased $11.4 billion in loans during the three months ended March 31, 2006. Of the $11.4 billion originations or purchases, $10.6 billion were non-prime and $747.0 million were prime or Alt-A originations or purchases. Our Retail Division originated loans through 240 sales offices in 35 states, including our centralized telemarketing unit, and originated $2.0 billion in loans during the three months ended March 31, 2006. Of the $2.0 billion retail originations, $1.2 billion were originated through our Builder/Realtor channel and $825.2 million were originated through our Consumer Direct channel. In addition, $927.4 million of total retail originations were non-prime and $1.1 billion were prime or Alt-A. As of March 31, 2005, our Wholesale Division operated through 27 regional operating centers in 18 states and originated or purchased $9.1 billion in loans during the three months ended March 31, 2005. Our Retail Division originated loans through 73 sales offices in 27 states, including our centralized telemarketing unit, and originated $1.2 billion in loans during the three months ended March 31, 2005, all of which was originated or purchased through our Consumer Direct channel. During the three months ended March 31, 2005, all originations or purchases were non-prime.
During the three months ended March 31, 2006, approximately $6.0 billion, or 44.7%, of our total mortgage loan production, made up of non-prime, prime and Alt-A products, consisted of cash-out refinancings, where the borrowers refinanced their existing mortgages and received cash representing a portion of the equity in their homes. For the same period, approximately $5.9 billion, or 44.0%, of our total mortgage loan production consisted of home purchase finance loans. The remainder of our loan production, $1.5 billion, or 11.3%, consisted of transactions in which borrowers refinanced their existing mortgages to obtain a better interest rate, a lower payment or different loan maturity, or rate and term refinance transactions. For the three months ended March 31, 2005, total originations consisted of $5.7 billion, or 56.0%, of cash-out refinancings, $3.6 billion, or 35.4%, of home purchase financings, and $881.7 million, or 8.6%, of rate and term refinance transactions. Market and economic conditions, our acquisition of the RBC Mortgage loan origination platform and our focus on increasing our home purchase business have resulted in the shift in mix between cash-out refinancings and our home purchase business.
During the three months ended March 31, 2006, originations of interest-only loans totaled $2.0 billion, or 15.1%, of total originations. Interest-only originations during the three months ended March 31, 2005 totaled $2.7 billion, or 26.7%, of total originations. In the latter part of 2005, we began implementing pricing strategies to maintain the loan production volume of our interest-only product at a level no greater than 25% of total loan production through pricing increases, underwriting changes and new product offerings, including a 40-year mortgage product.
For the three months ended March 31, 2006, full documentation loans as a percentage of total mortgage loan originations were $7.2 billion, or 53.9%, limited documentation loans were $301.1 million, or 2.2%, and stated documentation loans were $5.9 billion, or 43.9%. Full documentation loans generally require applicants to submit two written forms of verification of stable income for at least twelve months. Limited documentation loans generally require applicants to submit twelve consecutive monthly bank statements of their individual bank accounts. Stated income documentation loans are based upon stated monthly income if the applicant meets certain criteria. For the three months ended March 31, 2005, full documentation loans as a percentage of total mortgage loan originations were $5.2 billion, or 50.7%, limited documentation loans were $568.9 million, or 5.6%, and stated documentation loans were $4.5 billion, or 43.7%. Generally, economic and market conditions determine product mix, including product introductions and offerings by competitors. As these factors change, product mix, including required documentation, fluctuates as well. We designed our underwriting standards and quality assurance programs to insure that loan quality is consistent and meets our guidelines, even as the documentation type mix varies.

The following table sets forth selected information relating to loan originations and purchases during the periods shown (dollars in thousands):

	For the Three Months Ended
	March 31,
	2006				2005
	Non-Prime	Prime & Alt-A	Total	%	Non-Prime	%
Wholesale	$10,613,632	746,991	11,360,623	84.7	9,073,489	88.5
Retail	927,424	1,131,045	2,058,469	15.3	1,178,078	11.5

Total originations and purchases	11,541,056	1,878,036	13,419,092	100.0	10,251,567	100.0

Fixed-rate mortgages:
15-30 year	1,781,458	1,162,846	2,944,304	21.9	2,326,579	22.7
Interest-Only	61,668	—	61,668	0.5	—	—
40-Year	493,767	51,242	545,009	4.1	—	—

Sub-total Fixed	2,336,893	1,214,088	3,550,981	26.5	2,326,579	22.7
Adjustable-rate mortgages:
Hybrid 30-year(1)	2,963,896	194,965	3,158,861	23.5	5,183,419	50.6
Interest-Only	1,505,641	453,968	1,959,609	14.6	2,741,569	26.7
Hybrid 40-year(1)	4,734,626	—	4,734,626	35.3	—	—
HELOC	—	15,015	15,015	0.1	—	—

Sub-total ARM	9,204,163	663,948	9,868,111	73.5	7,924,988	77.3

Total originations and purchases	11,541,056	1,878,036	13,419,092	100.0	10,251,567	100.0

Purchases	4,764,856	1,139,415	5,904,271	44.0	3,623,957	35.4
Refinances:
Cash-out refinances	5,798,627	203,798	6,002,425	44.7	5,745,910	56.0
Rate/term refinances	977,573	534,823	1,512,396	11.3	881,700	8.6

Total originations and purchases	11,541,056	1,878,036	13,419,092	100.0	10,251,567	100.0

Full documentation	6,076,154	1,155,508	7,231,662	53.9	5,199,064	50.7
Limited documentation	301,123	—	301,123	2.2	568,930	5.6
Stated documentation	5,163,779	722,528	5,886,307	43.9	4,483,573	43.7

Total originations and purchases	$11,541,056	1,878,036	13,419,092	100.0	10,251,567	100.0

Average principal balance of loans originated and purchased	$183	175	182		180
Weighted average FICO score of loans originated and purchased	621	710	634		627

Percent of loans secured by first mortgages	93.7%	92.5%	93.5%		95.3%
Weighted average loan-to-value ratio(2)	81.4%	77.8%	80.9%		81.0%
Weighted average interest rates:
Fixed-rate mortgages	9.0%	6.7%	8.2%		7.6%
Adjustable-rate mortgages — initial rate	8.3%	6.0%	8.2%		7.1%
Adjustable-rate mortgages — margin over index	6.2%	1.1%	5.9%		5.7%
Total originations and purchases	8.5%	6.4%	8.2%		7.2%
Percentage of loans originated in top two credit grades	87.6%	N/A	N/A		87.4%
Percentage of loans originated in bottom two credit grades	2.6%	N/A	N/A		2.9%

(1)	Majority of hybrid product has a fixed rate for 2 or 3 years.

(2)	Weighted average LTV is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.

Secondary Market Transactions
Historically, one of our major components of revenue has been the recognition of gain on sale of our loans through whole loan sales and securitizations structured as sales for financial reporting purposes. In a whole loan sale, we recognize and receive a cash gain upon sale. In a securitization structured as a sale, we typically recognize a gain on sale at the time the loans are sold, and receive cash flows over the actual life of the loans.
Since the first quarter of 2003, we have structured most of our securitizations as financings for financial reporting purposes rather than as sales. Such structures do not result in gain on sale at the time of the transaction, but rather yield interest income as the payments on the underlying mortgages are received. The following table sets forth secondary marketing transactions for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2006		2005
	Amount	% of Sales	Amount	% of Sales
Non-prime whole loan sales	$11,120,728	74.1	6,451,298	67.8
Prime and Alt-A whole loan sales	2,119,800	14.1	—	—

Total premium sales	13,240,528	88.2	6,451,298	67.8
Discounted whole loan sales	91,367	0.6	65,566	0.7

Total sales	13,331,895	88.8	6,516,864	68.5
Securitizations structured as financings	1,678,678	11.2	2,991,324	31.5

Total secondary market transactions	$15,010,573	100.0	9,508,188	100.0

Whole Loan Sales
During the three months ended March 31, 2006, whole loans sales accounted for $13.3 billion, or 88.8%, of our total secondary market transactions. The weighted average premiums received on whole loans sales was 1.67% of the original principal balance of the loans sold, including certain hedge gains and premiums received for servicing rights for the three months ended March 31, 2006. For the same period in 2005, whole loans sales accounted for $6.5 billion, or 68.5%, of our total secondary market transactions and the weighted average premiums received was 2.99%, including certain hedge gains and premiums received for servicing rights. As short-term interest rates have risen faster than long-term interest rates (a flatter yield curve), the prices we received for our loans began to decline relative to historic levels. Further, as a result of competitive pressures, we have not previously raised the interest rates we charge our borrowers to the same degree that short-term rates have increased, reducing gain on sale margins in the three months ended March 31, 2006 compared to the same period in 2005.
During the three months ended March 31, 2006, prime and Alt-A whole loan sales accounted for $2.1 billion, or 14.1%, of our secondary market transactions. The weighted average premiums received on prime and Alt-A whole loan sales was 0.9% of the original principal balance of the loans sold, including certain hedge gains and pair-off fees. There were no such whole loan sales in the first quarter of 2005.
Securitizations Structured as Financings
During the three months ended March 31, 2006, we completed two securitizations structured as financings totaling $1.7 billion, compared to one securitization totaling $3.0 billion for the three months ended March 31, 2005. The “portfolio-based” accounting treatment for securitizations structured as financings and recorded on-balance sheet is designed to more closely match the recognition of income with the receipt of cash payments. Because we do not record gain on sale revenue in the period in which the securitization structured as a financing occurs, the use of such portfolio-based accounting structures will result in lower income in the period in which the securitization occurs than would a traditional securitization structured as a sale. However, the recognition of income as interest payments are received on the underlying mortgage loans is expected to result in higher income recognition in future periods than would a securitization structured as a sale.

Securitizations Structured as Sales
During the first quarter of 2006 and 2005, we did not complete any securitization transactions structured as sales. However, we continue to hold residual interests on our balance sheet related to securitizations structured as sales closed in previous periods. The mortgage servicing rights related to the securitizations structured as sales are typically sold within 30 to 60 days after securitization. Purchasers of securitization bonds and certificates have no recourse against our other assets, other than the assets of the trust. The value of our retained interests is subject to credit, prepayment and interest rate risk on the transferred financial assets.
At the closing of a securitization structured as a sale, we add to our balance sheet the residual interest retained based on our calculation of the present value of estimated future cash flows that we will receive. The residual interest we record consists of the over-collateralization, or OC, account and the net interest receivable, or NIR. On a combined basis, these are referred to as the residual interests.
On a quarterly basis, we review the underlying assumptions to value each residual interest and adjust the carrying value of the securities based on actual experience and industry trends. To determine the residual asset value, we project the cash flow for each security. To project cash flow, we use base assumptions for the constant prepayment rate, or CPR, and losses for each product type based on historical performance. We update each security to reflect actual performance to date and we adjust base assumptions for CPR and losses based on historical experience to project performance of the security from that date forward. Then, we use the LIBOR forward curve to project future interest rates and compute cash flow projections for each security. Next, we discount the projected cash flows at a rate commensurate with the risk involved. At March 31, 2006, we used discount rates of 12% for residual interests and 14% for residual interests through net interest margin security, or NIMS, transactions.
During the three months ended March 31, 2006 and 2005, as a result of our quarterly evaluations of the residual interests, we recorded a $32.1 million and a $1.3 million decrease in the fair value of the residual assets, respectively. These fair value adjustments represent the change in the estimated present value of future cash flows from the residual interests. Changes in the prepayment assumptions on certain loans underlying our residual interests resulted in a reduction in fair value.
Discounted Loan Sales
During the three months ended March 31, 2006, we sold $91.4 million in loans at a discount to their outstanding principal balance. These loans consisted of repurchased loans, loans with documentation defects or loans that whole loan buyers rejected because of certain characteristics. For the three months ended March 31, 2005, discounted loan sales totaled $65.6 million. On a percentage basis, discounted sales decreased slightly from 0.7% of total secondary market transactions for the three months ended March 31, 2005 to 0.6% for the three months ended March 31, 2006. While the volume of discounted sales for 2006 and 2005 is lower than normal levels, we will likely see a return to normal levels in the second half of 2006. The severity of the discount increased from 2.0% for the three months ended March 31, 2005 to 6.6% for the three months ended March 31, 2006.
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

The allowance for losses on mortgage loans held for investment as a percentage of total mortgage loans held for investment as of March 31, 2006 was approximately 1.30% of the unpaid principal balance of the loans compared to 1.22% as of December 31, 2005.
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
The Annual Percentage Rate, or APR, on the mortgage loans is relatively high in comparison to the investor pass-through interest rate on the certificates. Accordingly, the residuals described above are a significant asset. In determining the value of the residuals, we estimate the future rate of prepayments, prepayment penalties that we will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. We estimate average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.80% to 4.94% for adjustable-rate securities and 1.47% to 5.64% for fixed-rate securities. We base these estimates on historical loss data for the loans, the specific characteristics of the loans and the general economic environment. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.74% as of March 31, 2006. We estimate prepayments by evaluating historical prepayment performance of our loans and the impact of current trends. We use a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). These prepayment curve and default estimates have resulted in weighted average lives of between 2.28 to 2.64 years for our adjustable-rate securities and 2.31 to 3.52 years for our fixed-rate securities.
During the three months ended March 31, 2006, the residuals provided us with $1.4 million in cash flow. We perform an evaluation of the residuals quarterly, taking into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. During the three months ended March 31, 2006, we increased our prepayment rate assumptions based upon actual performance and made minor adjustments to certain other assumptions, resulting in a $32.1 million decrease in the fair value of the residuals for the quarter that is recorded as a reduction to the gain on sale of mortgage loans. During the three months ended March 31, 2006 and 2005, we did not complete any securitizations structured as sales.
The bond and certificate holders and their securitization trusts have no recourse to us for failure of mortgage loan borrowers to pay when due. Our residuals are subordinate to the bonds and certificates until the bond and certificate holders are fully paid.
We are party to various transactions that have an off-balance sheet component. In connection with our off-balance sheet securitization transactions, there were $6.6 billion in loans owned by the off-balance sheet trusts as of March 31, 2006. The trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to us in the event that the loans in the various trusts do not perform as expected. Because these trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, we have included only our residual interest in these loans on our balance sheet. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these residual assets.
Allowance for Repurchase Losses
The allowance for repurchase losses on loans sold relates to expenses incurred due to the potential repurchase of loans or indemnification of losses based on alleged violations of representations and warranties that are customary to the business. Generally, repurchases are required within 90 days from the date the loans are sold. Occasionally, we may repurchase loans after 90 days have elapsed. Provisions for losses are charged to gain on sale of loans and credited to the allowance while actual losses are charged to the allowance. In order to estimate an appropriate allowance for repurchase losses we use historic experience, taking into consideration factors such as premiums received on and volume of recent whole loan sales and the general secondary market and general economic environment. As of March 31, 2006 and December 31, 2005, the repurchase allowance totaled $8.9 million and $7.0 million, respectively, and is included in accounts payable and accrued liabilities on our condensed consolidated balance sheet. We believe the allowance for repurchase losses is adequate as of March 31, 2006 and December 31, 2005. The activity in this allowance for the three months ended March 31, 2006 is summarized as follows (dollars in thousands):

Balance, beginning of year	$6,955
Provision for repurchase losses	3,202
Charge-offs, net	(1,232)

Balance, end of year	$8,925

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

Securitizations Structured as Financings
Since January 1, 2003, we have completed a total of 16 securitizations, which totaled $27.7 billion, structured as financings under SFAS 140.
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
Results of Operations
Consolidated net earnings increased 22.4% to $103.7 million for the three months ended March 31, 2006 from $84.8 million in the three months ended March 31, 2005. In addition, diluted earnings per share increased from $1.48 per share for the three months ended March 31, 2005 to $1.79 for the three months ended March 31, 2006, due to the increase in net earnings as well as a slight decrease in the weighted average diluted share count.
The following table sets forth our results of operations as a percentage of total net interest income and other operating income for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2006		2005
Interest income:
Net interest income	$179,789	57.67%	168,990	58.45%
Provision for losses on mortgage loans held for investment	(27,825)	(8.93)%	(30,238)	(10.46)%
Other operating income:
Gain on sale of mortgage loans	129,527	41.55%	139,752	48.34%
Servicing income	15,642	5.02%	6,722	2.33%
Other income	14,631	4.69%	3,873	1.34%

Total net interest income and other operating income	311,764	100.00%	289,099	100.00%
Total operating expenses	196,089	62.90%	197,935	68.47%

Earnings before income taxes	115,675	37.10%	91,164	31.53%
Income taxes	11,940	3.83%	6,404	2.22%

Net earnings	$103,735	33.27%	84,760	29.31%

Basic earnings per share	$1.82		1.55
Diluted earnings per share	$1.79		1.48
Basic weighted average shares outstanding	55,519,570		54,779,457
Diluted weighted average shares outstanding	56,695,269		57,266,628

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Originations and Purchases
The following table sets forth selected information relating to loan originations and purchases during the periods shown (dollars in thousands):

	For the Three Months Ended March 31, 2006				For the Three Months Ended March 31, 2005
	Wholesale	Retail	Total	%	Wholesale	Retail	Total	%
Non-Prime	$10,613,632	927,424	11,541,056	86.0	9,073,489	1,178,078	10,251,567	100.0
Prime & Alt-A	746,991	1,131,045	1,878,036	14.0	—	—	—	—

Total originations and purchases	11,360,623	2,058,469	13,419,092	100.0	9,073,489	1,178,078	10,251,567	100.0

Fixed-rate mortgages:
15-30 year	1,987,968	956,336	2,944,304	21.9	1,807,991	518,588	2,326,579	22.7
Interest-Only	58,123	3,545	61,668	0.5	—	—	—	—
40-Year	415,856	129,153	545,009	4.1	—	—	—	—

Sub-total Fixed	2,461,947	1,089,034	3,550,981	26.5	1,807,991	518,588	2,326,579	22.7
Adjustable-rate mortgages:
Hybrid 30-year(1)	2,877,080	281,781	3,158,861	23.5	4,663,923	519,496	5,183,419	50.6
Interest-Only	1,652,296	307,313	1,959,609	14.6	2,601,575	139,994	2,741,569	26.7
Hybrid 40-year(1)	4,364,427	370,199	4,734,626	35.3	—	—	—	—
HELOC	4,873	10,142	15,015	0.1	—	—	—	—

Sub-total ARM	8,898,676	969,435	9,868,111	73.5	7,265,498	659,490	7,924,988	77.3

Total originations and purchases	11,360,623	2,058,469	13,419,092	100.0	9,073,489	1,178,078	10,251,567	100.0

Purchases	4,974,691	929,580	5,904,271	44.0	3,577,496	46,461	3,623,957	35.4
Refinances:
Cash-out refinances	5,286,832	715,593	6,002,425	44.7	4,803,404	942,506	5,745,910	56.0
Rate/term refinances	1,099,100	413,296	1,512,396	11.3	692,589	189,111	881,700	8.6

Total originations and purchases	11,360,623	2,058,469	13,419,092	100.0	9,073,489	1,178,078	10,251,567	100.0

Full documentation	5,817,219	1,414,443	7,231,662	53.9	4,382,552	816,512	5,199,064	50.7
Limited documentation	275,737	25,386	301,123	2.2	506,255	62,675	568,930	5.6
Stated documentation	5,267,667	618,640	5,886,307	43.9	4,184,682	298,891	4,483,573	43.7

Total originations and purchases	$11,360,623	2,058,469	13,419,092	100.0	9,073,489	1,178,078	10,251,567	100.0

Average principal balance of loans originated and purchased	$188	157	182		185	147	180
Weighted average FICO score of loans originated and purchased	628	664	634		630	610	627
Weighted average loan-to-value ratio(2)	81.2%	79.4%	80.9%		81.3%	78.5%	81.0%
Weighted average interest rates:
Fixed-rate mortgages	8.7%	7.0%	8.2%		7.8%	6.9%	7.6%
Adjustable-rate mortgages — initial rate	8.3%	7.5%	8.2%		7.1%	7.1%	7.1%
Adjustable-rate mortgages — margin over index	6.0%	4.3%	5.9%		5.7%	5.8%	5.7%
Total originations	8.4%	7.2%	8.2%		7.2%	7.0%	7.2%
and purchases

(1)	Majority of hybrid product has a fixed rate for 2 or 3 years.

(2)	Weighted average LTV is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.

We originated and/or purchased $13.4 billion in loans for the three months ended March 31, 2006, compared to $10.3 billion for the three months ended March 31, 2005. Wholesale originations and purchases totaled $11.4 billion, consisting of $10.6 billion of non-prime and $747.0 million of prime and Alt-A originations and purchases, representing 84.7% of total originations and purchases for the three months ended March 31, 2006. Our Retail originations totaled $2.0 billion, consisting of $0.9 billion of non-prime and $1.1 billion of prime and Alt-A originations. The Builder/Realtor channel and Consumer Direct channels operate under our Retail Division. Builder/Realtor originations totaled $1.2 billion, consisting of $103.3 million of non-prime and $1.1 billion of prime and Alt-A originations, representing 9.2% of total originations and purchases for the three months ended March 31, 2006. Consumer Direct originations totaled $825.2 million, consisting of $824.1 million of non-prime and $1.1 million of prime and Alt-A originations, representing 6.1% of total originations and purchases for the three months ended March 31, 2006. For the same period in 2005, Wholesale and Retail originations and purchases totaled $9.1 billion and $1.2 billion, respectively, representing 88.5% and 11.5%, respectively, of total originations and purchases for that period. All originations and purchases in the first quarter of 2005 were non-prime.
The increase in originations for the first three months of 2006 was primarily the result of incremental volume generated in connection with our acquisition of the mortgage loan origination platform of RBC Mortgage, as well as overall growth in non-prime industry volume.
Secondary Market Transactions
Total secondary market transactions increased to $15.0 billion for the three months ended March 31, 2006 from $9.5 billion for the corresponding period in 2005, an increase of 57.9%. This increase was primarily the result of higher loan production volume in the first three months of 2006 as compared to the same period in 2005. Total loan sales for the three months ended March 31, 2006 was $13.3 billion, compared to $6.5 billion for the three months ended March 31, 2005. Total loans sold through securitizations structured as financings for the three months ended March 31, 2006 was $1.7 billion, compared to $3.0 billion for the three months ended March 31, 2005.
Interest Income
Interest income increased by 39.8% to $463.0 million for the three months ended March 31, 2006, compared to $331.1 million for the same period in 2005. This increase was primarily the result of higher average balances of mortgage loans held for investment and held for sale in addition to an increase in the weighted average interest rates of the mortgage loans during 2005. The average balance on mortgage loans held for investment increased by $2.3 billion to $16.4 billion for the three months ended March 31, 2006, compared to $14.1 billion for the same period in 2005. The weighted average interest rate on mortgage loans held for investment increased slightly to 7.05% for the three months ended March 31, 2006 from 7.01% for the three months ended March 31, 2005. The average balance on mortgage loans held for sale increased by $3.7 billion to $8.3 billion for the three months ended March 31, 2006, compared to $4.6 billion for the same period in 2005. The weighted average interest rate on mortgage loans held for sale increased from 6.62% for the three months ended March 31, 2005 to 7.88% for the three months ended March 31, 2006. The increase in mortgage loans held for investment and held for sale in the first quarter of 2006 was the result of higher overall loan production volume coupled with our strategy to retain a portion of our mortgage loan production on our balance sheet in connection with our conversion to a REIT.
Interest Expense
Interest expense increased by 74.7% to $283.2 million for the three months ended March 31, 2006 from $162.1 million for the same period in 2005. This increase was the result of higher average outstanding balances related to our financing on mortgage loans held for investment and our credit facilities used to finance our mortgage loans held for sale as well as an increase in the associated financing costs consistent with increases in the overall interest rate environment. The average balance for the financing on mortgage loans held for investment increased by $2.0 billion to $16.0 billion for the three months ended March 31, 2006, compared to $14.0 billion for the same period in 2005. The weighted average interest rate for the financing on mortgage loans held for investment increased from 3.36% for the three months ended March 31, 2005 to 4.23% for the three months ended March 31, 2006. The average balance on our credit facilities used to finance our mortgage loans held for sale increased by $3.4 billion to $8.0 billion for the three months ended March 31, 2006, compared to $4.6 billion for the same period in 2005. The weighted average interest rate for our credit facilities increased from 3.70% for the three months ended March 31, 2005 to 5.35% for the three months ended March 31, 2006.
Net Interest Spread/Income
During the three months ended March 31, 2006, the total net interest spread decreased to 2.45% from 3.22%, primarily as a result of the compression in the net interest spread earned by our portfolio of mortgage loans held for investment. Such spread decreased to 2.82% for the period ended March 31, 2006 from 3.65% for the same period in 2005 as a result of the shape of the LIBOR curve and our hedging strategies, which are designed to lock in such curve at the inception of a securitization transaction structured as a financing.
The following table presents for the periods indicated:
•	the average balance of our mortgage loans held for investment, held for sale, cash, and the liabilities financing our assets;

•	the average interest rates earned or paid;

•	the actual amount of interest income and expense; and

•	the overall interest margin earned on our balance sheet.

Interest-earning asset and interest-bearing liability balances used in the calculation represent annual average balances computed using the average of each month’s daily average balance during the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended March 31,
	2006			2005
	Average	Avg.		Average	Avg.
	Balance	Yield	Income	Balance	Yield	Income
Interest-earning assets:
Mortgage loans held for investment(1)	$16,442,220	7.05%	$289,632	$14,123,033	7.01%	$247,660
Mortgage loans held for sale	8,334,444	7.88	164,212	4,602,143	6.62	76,199
Residual interests in securitizations	229,481	12.74	7,307	146,289	11.00	4,024
Cash and investments	874,812	0.85	1,851	887,138	1.44	3,188

Total	$25,880,957	7.16%	$463,002	$19,758,603	6.70%	$331,071

	Average	Avg.		Average	Avg.
	Balance	Cost	Expense	Balance	Cost	Expense
Interest-bearing liabilities:
Financing on mortgage loans held for investment(2)	$16,002,322	4.23%	$169,154	$14,011,668	3.36%	$117,720
Credit facilities	8,024,095	5.35	107,374	4,562,971	3.70	42,206
Convertible senior notes	1,667	14.16	59	5,500	4.58	63
Notes payable	36,142	7.20	651	36,072	4.52	408
Other interest(3)	—	—	5,975	—	—	1,684

Total	$24,064,226	4.71	283,213	$18,616,211	3.48	162,081

Net interest spread/income		2.45%	$179,789		3.22%	$168,990

(1)	Includes impact of prepayment penalty income of $24.1 million and $15.8 million for the three months ended March 31, 2006 and 2005, respectively.

(2)	Includes impact of derivative instruments accounted for as hedges of $39.6 million and $6.6 million for the three months ended March 31, 2006 and 2005, respectively.

(3)	Other interest is comprised of interest related costs associated with our servicing operation.
Provision for losses on mortgage loans held for investment
We establish an allowance for loan losses based on our estimate of losses inherent and probable in our portfolio as of our balance sheet date. The allowance for losses on mortgage loans held for investment increased to $209.8 million as of March 31, 2006 from $198.1 million as of December 31, 2005. As a result of the seasoning of our mortgage loan portfolio, as well as prepayments continuing to exceed our projections, expected cumulative losses over the life of the portfolio decreased to 2.4% at March 31, 2006 from 2.5% at December 31, 2005 and 2.7% at March 31, 2005. Our provision for loan losses of $27.8 million for the three months ended March 31, 2006 reflects the impact of the mortgage loan portfolio seasoning, prepayments and our resulting improved cumulative loss expectation. Mortgage loans held for investment was $16.1 billion at March 31, 2006 and December 31, 2005.
The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005
Balance, beginning of period	$198,131	90,227
Additions	27,825	30,238
Charge-offs, net	(16,152)	(2,970)

Balance, end of period	$209,804	117,495

Non-Performing Assets
Non-performing assets consist of loans on which we have ceased accruing interest. Loans are placed on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier, when concern exists as to the ultimate collection of principal or interest. At March 31, 2006, we had mortgage loans held for sale totaling approximately $99.3 million for which the accrual of interest had been discontinued. If these mortgage loans had been current pursuant to their terms, interest income would have increased by approximately $8.0 million for the three months ended March 31, 2006. At March 31, 2006, we had mortgage loans held for investment totaling approximately $735.3 million for which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $26.2 million for the three months ended March 31, 2006.
Other Operating Income
Gain on sale—Gain on sale of loans decreased from $139.8 million for the three months ended March 31, 2005 to $129.5 million for the three months ended March 31, 2006, a 7.4% decrease. The decrease in gain on sale of loans was primarily the result of a reduction in net execution from 2.99% for the three months ended March 31, 2005 to 1.67% for the same period in 2006. In addition, we recorded a fair value adjustment of $32.1 million related to our residual interests for the three months ended March 31, 2006, compared to $1.3 million for the three months ended March 31, 2005. Loan sale volume increased from $6.5 billion for the three months ended March 31, 2005 to $13.3 billion for the same period in 2006. Net execution represents the premium paid to us by third-party investors in whole loan sale transactions. Net execution does not include premiums we pay to originate the loans, fair value adjustments or net deferred origination fees, components of the gain on sale calculation. Each of the components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005
Cash gain from whole loan sale transactions	$193,438	178,006
Non-cash gain from servicing rights related to whole loan sales	706	7,164
Fair value adjustment of residual securities	(32,078)	(1,330)
Provision for repurchase losses	(3,202)	(548)
Non-refundable fees (1)	78,515	57,725
Premiums paid (2)	(53,404)	(73,221)
Origination costs	(75,700)	(36,600)
Derivative gains	21,252	8,556

Gain on sale of mortgage loans	$129,527	139,752

(1)	Non-refundable loan fees represent points and fees collected from borrowers.

(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.
Servicing Income- Servicing income was $15.6 million for the three months ended March 31, 2006, compared to $6.7 million for the three months ended March 31, 2005. This increase was due to a larger balance of loans serviced with retained servicing rights and loans serviced for others on an interim basis during the three months ended March 31, 2006 compared to the three months ended March 31, 2005. We only recognize servicing fees on the loans that are sold on a servicing-retained basis and the loans serviced for others on an interim basis pending transfer to investors.
As of March 31, 2006, the balance of our mortgage loan servicing portfolio was $36.8 billion, which included $15.2 billion of mortgage loans held for investment, $6.0 billion of mortgage loans held for sale, $6.1 billion of mortgage loans with retained servicing rights, and $9.5 billion of mortgage loans interim serviced pending transfer to the permanent investor. As of March 31, 2005, the balance of our mortgage loan servicing portfolio was $26.1 billion, which included $14.3 billion of mortgage loans held for investment, $3.9 billion of mortgage loans held for sale, $2.3 billion of mortgage loans with retained servicing rights, and $5.6 billion of mortgage loans interim serviced pending transfer to the permanent investor.
Other Income- For the quarter ended March 31, 2006, other income consisted primarily of $4.9 million related to hedge ineffectiveness, $6.4 million related to the mark-to-market adjustment of certain derivative instruments not designated as hedges as of March 31, 2006, and $3.2 million related to our investment in Carrington Investment Partners, LP and Carrington Capital Management, LLC (collectively, “Carrington”). For the quarter ended March 31, 2005, other income consisted primarily of $2.7 million related to our investment in Carrington.

Other Operating Expenses
Other operating expenses for the three months ended March 31, 2006 and 2005 are summarized below (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005
Operating expenses:
Personnel	$116,721	128,522
General and administrative	57,475	41,775
Advertising and promotion	12,703	19,832
Professional services	9,190	7,806

Total operating expenses	$196,089	197,935

Our overall expenses decreased by $1.8 million, or 0.9%, to $196.1 million for the three months ended March 31, 2006, compared to $197.9 million for the same period in 2005. This decrease is due primarily to expense reduction initiatives in personnel and advertising and promotion costs partially offset by an increase in our general and administrative expenses. General and administrative expenses increased primarily due to the integration of the origination platform acquired from RBC Mortgage as well as the operating platform acquired from Access Lending for the three months ended March 31, 2006, both of which were not included in our operations in the first quarter of 2005. Total loan production for the three months ended March 31, 2006 increased 30.9% to $13.4 billion compared to $10.3 billion for the same period in 2005.
Our average workforce increased from 5,385 for the three months ended March 31, 2005 to 7,106 for the three months ended March 31, 2006, an increase of 32.0%. This increase in workforce is mainly due to our acquisition of the mortgage loan origination platform of RBC Mortgage in September 2005. The remainder of the increase was primarily due to growth in our servicing platform and the mortgage loan portfolio.

Average workforce for the three months ended March 31, 2006 and 2005 is summarized below:

	Three Months Ended
	March 31,
	2006	2005
Average workforce:
Subprime lending	4,069	4,144
Prime/Alt-A lending	1,641	—
Servicing division	463	314
Corporate administration	933	927

Average workforce	7,106	5,385

Income Taxes
Our income taxes increased to $11.9 million for the three months ended March 31, 2006 from $6.4 million for the comparable period in 2005. This increase was due mainly to higher pretax income for the taxable REIT subsidiaries of $32.4 million for the three months ended March 31, 2006, compared to $11.5 million for the comparable period in 2005.
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
     Asset-backed commercial paper facility. Von Karman Funding Trust, a special-purpose, wholly owned subsidiary of New Century Mortgage Corporation, or New Century Mortgage, has a $2.0 billion asset-backed commercial paper facility. This facility allows for the funding and aggregation of mortgage loans using funds raised through the sale of short-term commercial paper and long-term subordinated notes. The interest and fees that we pay in connection with this facility are similar to the interest rates based on LIBOR that we pay to our other credit facility lenders. This facility will expire in February 2009. As of March 31, 2006, the balance outstanding under the facility was $1.1 billion.
     Bank of America line of credit. We have a $2.0 billion credit facility with Bank of America, $1.0 billion of which is uncommitted. The agreement allows for both funding of loan originations and aggregation of loans for up to four months pending their sale or securitization. The facility expires in September 2006 and bears interest based on a margin over the one-month LIBOR. As of March 31, 2006, the balance outstanding under the facility was $367.6 million. We expect to either renew or extend this facility prior its expiration.

     Bank of America line of credit. We have a $1.0 billion credit facility with Bank of America, which will be used solely for mortgage loan products originated through Home 123 Corporation. The facility expires in September 2006 and bears interest based on a margin over the one-month LIBOR. As of March 31, 2006, the balance outstanding under the facility was $146.7 million.
     Barclays line of credit. We have a $1.0 billion credit facility with Barclays Bank. The agreement allows for both funding of loan originations and aggregation of loans pending their sale or securitization. The facility expires in March 2007 and bears interest based on a margin over one-month LIBOR. As of March 31, 2006, the balance outstanding under the facility was $1.3 million.
     Bear Stearns line of credit. We have an $800.0 million uncommitted credit facility with Bear Stearns Mortgage Capital. The facility expires in November 2006 and bears interest based on a margin over one-month LIBOR. As of March 31, 2006 the balance outstanding under this facility was $296.8 million.
     Citigroup warehouse line of credit. Our special-purpose, wholly owned subsidiary, New Century Funding SB-1, has a $150.0 million wet funding facility with Citigroup Global Markets Realty. This facility expires in June 2006 and bears interest based on a margin over the one-month LIBOR. As of March 31, 2006, the outstanding balance under the facility was zero. We expect to renew or extend this facility prior to its expiration.
     Citigroup aggregation line of credit. We have a $650.0 million aggregation credit facility with Citigroup Global Markets Realty. This facility expires in June 2006 and bears interest based on a margin over the one-month LIBOR. We may increase the size of this facility to $800 million, provided that the value of the loans outstanding at any one time under both this facility and our $150 million warehouse credit facility described immediately above may not exceed $800 million in the aggregate. As of March 31, 2006, the outstanding balance under this facility was $109.5 million. We expect to renew or extend this facility prior to its expiration.
     Citigroup line of credit for delinquent and problem loans. We have a $150.0 million master loan and security agreement with Citigroup Global Markets Realty that is secured by delinquent or problem loans and by properties we obtain in foreclosures. This credit facility expires in June 2006 and bears interest based on a margin over the one-month LIBOR. As of March 31, 2006, the balance outstanding under this facility was $70.2 million. We expect to renew or extend this facility prior to its expiration.
     Credit Suisse First Boston line of credit. We have a $1.5 billion credit facility with Credit Suisse First Boston Mortgage Capital, $500 million of which is uncommitted. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. This facility expires in December 2006 and bears interest based on a margin over the one-month LIBOR. As of March 31, 2006, the outstanding balance under the facility was $686.7 million.
     Deutsche Bank line of credit. We have a $1.0 billion credit facility with DB Structured Products, Inc. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. This facility expires in September 2006 and bears interest based on a margin over the one-month LIBOR. As of March 31, 2006, the outstanding balance under the facility was $423.1 million.
     IXIS line of credit. We have an $850.0 million credit facility with IXIS Real Estate Capital, $150 million of which is uncommitted. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. The facility expires in October 2006 and bears interest based on a margin over the one-month LIBOR. As of March 31, 2006, the balance outstanding under this facility was $321.3 million.
     Morgan Stanley line of credit. We have a $3.0 billion credit facility with Morgan Stanley Bank and Morgan Stanley Mortgage Capital, Inc. The agreement allows for both the funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. This facility expires in February 2007 and bears interest based on a margin over the one-month LIBOR. As of March 31, 2006, the balance outstanding under this facility was $1.4 billion.
     UBS Real Estate Securities line of credit. New Century Mortgage’s special-purpose subsidiary, New Century Funding I, has a $2.0 billion asset-backed note purchase and security agreement with UBS Real Estate Securities, $500 million of which is uncommitted. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. The facility expires in June 2006 and bears interest based on a margin over the one-month LIBOR. As of March 31, 2006, the balance outstanding under this facility was $1.2 billion. We expect to renew or extend this facility prior to its expiration.

     Goldman Sachs Mortgage line of credit. We have a $450.0 million credit facility with Goldman Sachs Mortgage Company, $250.0 million of which is uncommitted. The facility expires in February 2007 and bears interest based on a margin over one-month LIBOR. As of March 31, 2006, the balance outstanding under this facility was $23.0 million. We expect to renew or extend this facility prior to its expiration.
     State Street Bank line of credit. We have a $55.0 million credit facility with Galleon Capital Corporation, State Street Capital Markets, LLC and State Street Bank and Trust Company. The facility expires in August 2006 and bears interest based on a margin over one-month Commercial Paper Index. As of March 31, 2006, the balance outstanding under this facility was $27.1 million. We expect to renew or extend this facility prior to its expiration.
     Guaranty Bank line of credit. We have a $125.0 million credit facility with Guaranty Bank. The facility expired in February 2007 and bears interest based on a margin over one-month LIBOR. As of March 31, 2006, the balance outstanding under this facility was $54.4 million. We expect to renew or extend this facility prior to its expiration.
     First Collateral Services line of credit. We have a $70.0 million credit facility with First Collateral Services, Inc. The facility expired in April 2006 and bears interest based on a margin over one-month LIBOR. As of March 31, 2006, the balance outstanding under this facility was $49,000. We did not renew or extend this facility prior to its expiration.
Convertible Senior Notes
On July 8, 2003, New Century TRS closed a private offering of $210.0 million of 3.50% convertible senior notes, including the over-allotment option, due July 3, 2008 pursuant to Rule 144A under the Securities Act of 1933. On March 17, 2004, the convertible senior notes became convertible into New Century TRS common stock at a conversion price of $34.80 per share. As a result of the merger that affected our conversion to a REIT, the convertible senior notes became convertible into shares of New Century common stock. In December 2004 and June 2005, through a series of transactions, all but $5,000,000 of the original outstanding principal balance of the convertible senior notes were converted into shares of our common stock. On February 17, 2006, the holder of our convertible senior notes elected to convert the remaining $5,000,000 aggregate principal amount of convertible senior notes into 165,815 shares of our common stock.
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
Securitizations Structured as Financings
Prior to 2003, we realized net cash proceeds in our securitization transactions in an amount similar to whole loan sales, as a result of NIMS transactions that closed concurrently with our securitizations. During the three months ended March 31, 2006, we completed two securitizations structured as financings totaling $1.7 billion, resulting in the recording of loans held for investment as an asset and financing on loans held for investment as a liability. We completed one securitization structured as a financing totaling $3.0 billion for the three months ended March 31, 2005. Without a concurrent NIMS transaction, securitizations structured as financings generally require an initial cash investment ranging from approximately 2% to 4% of the principal balance of the loans. Immediately following the securitization, we start to receive interest payments on the underlying mortgage loans and pay interest payments to the bondholders, creating positive cash flow. As the loans age, losses on the portfolio begin to reduce this cash flow.
For three months ended March 31, 2006, the initial cash investment in securitizations structured as financings was $67.3 million. For the three months ended March 31, 2005, the initial cash investment in the securitization structured as a financing was $102.9 million. For the three months ended March 31, 2006 and 2005, we received $133.0 million and $139.5 million, respectively, in cash flows from these securitizations.
Other Borrowings
We periodically enter into equipment financing arrangements from time to time that are treated as notes payable for financial statement purposes. As of March 31, 2006 and December 31, 2005, the balances outstanding under these borrowing arrangements were $33.4 million and $39.1 million, respectively.

During the third quarter of 2003, we entered into a $20.0 million servicer advance agreement, which allows us to borrow up to 95% of servicing advances on our servicing portfolio. As of March 31, 2006, the balance outstanding under this facility was $16.8 million. As of December 31, 2005, the balance outstanding under this facility was $18.5 million. This facility expires in August 2006.
Off-Balance Sheet Arrangements
We are party to various transactions that have an off-balance sheet component. In connection with our off-balance sheet securitization transactions, as of March 31, 2006, there were $6.6 billion in loans owned by off-balance sheet trusts. The trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to us in the event that the loans in the various trusts do not perform as expected. Because these trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, we have included only our residual interest in these loans on our balance sheet. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these residual assets. See “—Residual Interests in Securitizations” for further discussion of our risks with respect to these off-balance sheet arrangements.
As of March 31, 2006, in connection with our strategy to mitigate interest rate risk in our mortgage loans held for investment, we had approximately $58.5 billion notional amount of Euro Dollar futures contracts outstanding, expiring between June 2006 and September 2009. The notional amount of Euro Dollar futures contracts is greater than the outstanding balance of items they hedge because we have multiple Euro Dollar futures contracts at various maturities covering the same hedged items for different periods. The fair value of these Euro Dollar futures contracts was $103.0 million as of March 31, 2006, which is included in prepaid expenses and other assets. In addition, we enter into commitments to fund loans that we intend to sell to investors that set the interest rate of the loans prior to funding. These interest rate lock commitments are considered to be derivatives and are recorded on our balance sheet at fair value. As of March 31, 2006, the approximate value of the underlying principal balance of loan commitments was $776.2 million.
Contractual Obligations
The following table summarizes our material contractual obligations as of March 31, 2006 (dollars in thousands). The maturity of our financing on mortgage loans held for investment is based on certain prepayment assumptions (see “—Securitizations Structured as Financings” for further details).
As of March 31, 2006, we had undisbursed home equity lines of credit of $3.1 million.

	Payment Due By Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years
Notes payable	$33,438	20,030	13,408	—	—
Operating leases	181,161	33,335	63,571	39,185	45,070
Credit facilities on mortgage loans held for sale	6,169,194	6,169,194	—	—	—
Financing on mortgage loans held for investment	15,948,873	6,538,651	5,106,417	2,208,127	2,095,678
Stock Repurchases
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
We expect to fund any future stock repurchases primarily with excess corporate liquidity. Stock repurchases may be made on the open market through block trades or in privately negotiated sales in accordance with applicable law. The number of shares to be purchased and the timing of the purchases will be based upon the level of our cash balances, general business conditions and other factors including alternative investment opportunities. We may terminate, suspend, reduce or increase the size of the stock repurchase program at any time.
For the quarters ended March 31, 2006 and 2005, we did not make any stock repurchases except for repurchases related to employee stock options and restricted stock.

Cash Flow
For the three months ended March 31, 2006, our cash flow from operations increased by $106.2 million to $389.4 million, compared to $283.2 million for the same period in 2005. This increase was due primarily to (i) a $310.7 million increase in net proceeds from mortgage loan sales, net of the increase in mortgage loans originated or acquired for sale and the decrease in credit facilities (ii) an increase of $10.1 million increase in other amortization, which was partially offset by (i) a $242.7 million negative change in other assets and liabilities for the three months ended March 31, 2006, compared to the same period in 2005.
For the three months ended March 31, 2006, our cash flow used in investing activities decreased by $2.7 billion to $1.5 million compared to $2.7 billion for the same period in 2005. This decrease in cash flow used was due to a $551.9 million increase in principal payments received on mortgage loans held for investment to $1.7 billion for the three months ended March 31, 2006 from $1.1 billion in 2005 and a lower amount of cash used to originate or acquire mortgage loans for investment of $1.7 billion for the three months ended March 31, 2006 compared to $3.8 billion for the same period in 2005.
For the three months ended March 31, 2006, cash used in financing activities increased by $2.8 billion to $321.8 million, compared to cash flow from financing of $2.5 billion for the three months ended March 31, 2005. This decrease was due mainly to (i) higher repayments of securitization financing on mortgage loans held for investment of $1.7 billion for the three months ended March 31, 2006, compared to $303.8 million for the same period in 2005, (ii) higher dividend payments of $94.8 million for the three months ended March 31, 2006, compared to $82.6 million for the same period in 2005, (iii) an increase in restricted cash to $120.5 million, compared to $26.8 million for the same period in 2005, and (iv) a decrease of proceeds from issuance of financing on mortgage loans held for investment from $2.9 billion for the three months ended March 31, 2005 to $1.6 billion for the same period in 2006.
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
Liquidity Strategy
We establish target levels of liquidity and capital based on a number of factors including our loan production volume, the general economic environment, the condition of the secondary market for our loans, the size and composition of our balance sheet and our utilization of various interest rate hedging techniques. We also consider those factors that enable us to qualify as a REIT under the requirements of the Code. See “Material U.S. Federal Income Tax Considerations” in our Annual Report on Form 10-K for the year ended December 31, 2005. Requirements for qualification as a REIT include various restrictions on ownership of New Century stock, requirements concerning distribution of our taxable income and certain restrictions on the nature of our assets and sources of our income. As a REIT, we must distribute at least 90% of our taxable income to our stockholders, 85% of which income we must distribute within the taxable year in order to avoid the imposition of an excise tax. The remaining balance may extend until timely filing of our tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income. If in any tax year we should not qualify as a REIT, we would be taxed as a corporation and distributions to stockholders would not be deductible in computing taxable income. If we were to fail to qualify as a REIT in any tax year, we would not be permitted to qualify for that year and the succeeding four years.
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

Cash and liquidity, which includes available borrowing capacity, was $621.5 million at March 31, 2006, compared to $530.4 million at December 31, 2005. Available borrowing capacity represents the excess of mortgage loan collateral for our mortgage loans held for sale, net of the amount borrowed under our short-term credit facilities.
Quarterly Dividend
On March 1, 2006, we declared a quarterly cash dividend at the rate of $1.75 per share that was paid on April 28, 2006 to stockholders of record at the close of business on March 31, 2006. On May 9, 2006, we declared a quarterly cash dividend at the rate of $1.80 per share that will paid on July 31, 2006 to stockholders of record at the close of business on June 30, 2006. Any future declarations of dividends will be subject to our earnings, financial position, capital requirements, contractual restrictions and other relevant factors.
We are required to pay to holders of our Series A Cumulative Redeemable Preferred Stock cumulative dividends from the date of original issuance on June 21, 2005 in the amount of $2.28125 per share each year, which is equivalent to 9.125% of the $25.00 liquidation preference per share. On February 6, 2006, we declared a cash dividend at the rate of $0.5703125 per share that was paid on March 31, 2006 to holders of our Series A Cumulative Redeemable Preferred Stock at the close of business on March 1, 2006. On May 9, 2006, we declared a cash dividend at the rate of $0.5703125 per share that will be paid on June 30, 2006 to holders of our Series A Cumulative Redeemable Preferred Stock at the close of business on June 1, 2006. Future dividends on our Series A Cumulative Redeemable Preferred Stock will be payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, or if not a business day, the prior preceding business day.
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
As of March 31, 2006:

Hypothetical Change in Interest Rate (basis points)	+ 50	+ 100	– 50	– 100
Change in fair value of residual interests in securitizations	$(12,382)	(24,161)	13,090	25,582
Change in fair value of derivatives related to residual interests in securitizations	11,000	22,000	(11,000)	(22,000)
Change in fair value of mortgage loans held for investment	(67,583)	(135,904)	69,784	145,530
Change in fair value of derivatives related to mortgage loans held for investment	62,175	124,350	(62,175)	(124,350)

Net change	$(6,790)	(13,715)	9,699	24,762

As of December 31, 2005:

Hypothetical Change in Interest Rate (basis points)	+ 50	+ 100	– 50	– 100
Change in fair value of residual interests in securitizations	$(15,440)	(30,801)	14,457	28,716
Change in fair value of derivatives related to residual interests in securitizations	12,913	25,825	(12,913)	(25,825)
Change in fair value of mortgage loans held for investment	(86,166)	(169,337)	89,367	176,368
Change in fair value of derivatives related to mortgage loans held for investment	82,038	164,075	(82,038)	(164,075)

Net change	$(6,655)	(10,238)	8,873	15,184

Item 4. Controls and Procedures
As of March 31, 2006, the end of our first quarter, our management, including our Chief Executive Officer, Chief Financial Officer and President and Chief Operating Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and President and Chief Operating Officer concluded, as of March 31, 2006, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during the quarter ended March 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We have previously disclosed our material litigation and regulatory issues in our Annual Report on Form 10-K, for the period ended December 31, 2005, in our Quarterly Reports on Form 10-Q and in our other filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Below are updates on those matters as to which there were material developments in the first quarter of 2006.
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

Bonner. In April 2005, Perrie Bonner and Darrell Bruce filed a class action lawsuit against New Century Mortgage and Home123 Corporation (“Home123”) in the U.S. District Court, Northern District of Indiana, Hammond Division alleging violations of the Fair Credit Reporting Act, or FCRA, claiming that New Century Mortgage and Home123 accessed consumer credit reports without authorization because the prescreened offers of credit did not qualify as firm offers of credit. The proposed class consists of all persons in Indiana, Illinois and Wisconsin who received the prescreened offers from April 20, 2003 to May 10, 2005. New Century Mortgage and Home 123 filed their answer to the complaint on June 30, 2005. In September 2005, plaintiffs filed a motion for class certification and on November 1, 2005, New Century Mortgage and Home123 filed a motion for judgment on the pleadings. In April 2006, plaintiffs filed a motion for leave to modify the proposed class definitions by reducing the size of the class to just the Northern District of Indiana.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our stockholders during the first quarter of 2006.
Item 6. Exhibits
See “Exhibit Index.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY FINANCIAL CORPORATION
DATE: May 10, 2006	By:	/s/ Robert K. Cole
Robert K. Cole
Chairman and Chief Executive Officer

DATE: May 10, 2006	By:	/s/ Patti M. Dodge
Patti M. Dodge
Executive Vice President and Chief Financial Officer

DATE: May 10, 2006	By:	/s/ Brad A. Morrice
Brad A. Morrice
Vice Chairman, President and Chief Operating Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of April 21, 2004, by and among New Century TRS Holdings, Inc. (f/k/a New Century Financial Corporation), New Century Financial Corporation (f/k/a New Century REIT, Inc.) and NC Merger Sub, Inc.(1)

3.1	Articles of Amendment and Restatement of New Century Financial Corporation.(2)

3.2	Certificate of Correction to the Articles of Amendment and Restatement of New Century Financial Corporation, dated as of January 13, 2006 and filed with the State Department of Assessments and Taxation of the State of Maryland on January 20, 2006.(8)

3.3	Articles Supplementary of New Century Financial Corporation.(3)

3.4	Articles Supplementary of New Century Financial Corporation relating to 9.125% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share.(4)

3.5	Amended and Restated Bylaws of New Century Financial Corporation.(2)

3.6	Second Amended and Restated Bylaws of New Century Financial Corporation.(5)

3.7	Third Amended and Restated Bylaws of New Century Financial Corporation.(7)

4.1	Specimen Certificate for New Century Financial Corporation’s Common Stock.(6)

10.1	Amended and Restated Employment Agreement, dated as of March 29, 2006, between New Century Financial Corporation and Brad A. Morrice.(9)*

10.2	Amended and Restated Employment Agreement, dated as of March 29, 2006, between New Century Financial Corporation and Robert K. Cole.(9)*

10.3	Amended and Restated Employment Agreement, dated as of March 29, 2006, between New Century Financial Corporation and Edward F. Gotschall.(9)*

10.4	New Century Financial Corporation 2006 Supplemental Executive Retirement Plan.(9)*

10.5	Master Repurchase Agreement, dated as of March 31, 2006, by and among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation, Home123 Corporation, NC Asset Holding, L.P., New Century Financial Corporation, Barclays Bank PLC and Sheffield Receivables Corporation.(10)

10.6	Guaranty, dated as of March 31, 2006, by New Century Financial Corporation in favor of Barclays Bank PLC and Sheffield Receivables Corporation. (10)

10.7	Amendment Number Three to Second Amended and Restated Master Loan and Security Agreement, dated as of March 24, 2006, among New Century Mortgage Corporation, NC Capital Corporation, New Century Financial Corporation and Citigroup Global Markets Realty Corp.†

10.8	Amendment No. 2 to Master Repurchase Agreement, dated as of March 30, 2006, by and among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation, Home123 Corporation, NC Asset Holding, L.P. (as successor by conversion to NC Residual II Corporation), Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc.†

Exhibit
Number	Description of Document
10.9	Amendment Number One to Master Repurchase Agreement, dated as of April 13, 2006, by and among NC Capital Corporation, New Century Credit Corporation, Home123 Corporation, New Century Mortgage Corporation, New Century Financial Corporation and Bank of America, N.A.†

10.10	Amendment No. 3 to Master Repurchase Agreement, dated as of April 19, 2006, by and among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation, Home123 Corporation, NC Asset Holding, L.P. (as successor by conversion to NC Residual II Corporation), Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc.†

10.11	Amendment Number Two to Master Repurchase Agreement, dated as of April 26, 2006, by and among NC Capital Corporation, New Century Credit Corporation, Home123 Corporation, New Century Mortgage Corporation, New Century Financial Corporation and Bank of America, N.A.†

10.12	Amendment No. 5 to Master Repurchase Agreement, dated as of April 27, 2006, by and among New Century Financial Corporation, NC Capital Corporation, New Century Credit Corporation, New Century Mortgage Corporation, NC Asset Holding, L.P., Home123 Corporation, New Century Mortgage Ventures, LLC, Loan Partners Mortgage, Ltd., Kingston Mortgage Company, Ltd., Compufund Mortgage Company, Ltd., WRT Financial Limited Partnership, Peachtree Residential Mortgage, L.P., Residential Prime Lending Limited Partnership, Team Home Lending, Ltd., Sutter Buttes Mortgage, L.P., Midwest Home Mortgage Ltd., Austin Mortgage, L.P., Capital Pacific Home Loans, L.P., Golden Oak Mortgage, L.P., scFinance, L.P., Ad Astra Mortgage, Ltd. and Credit Suisse First Boston Mortgage Capital LLC.†

10.13	Amendment Number Fifteen to the Master Repurchase Agreement, dated as of April 28, 2006, by and between New Century Funding SB-1 and Citigroup Global Markets Realty Corp.†

10.14	Amendment Number Four to Second Amended and Restated Master Loan and Security Agreement, dated as of April 28, 2006, among New Century Mortgage Corporation, NC Capital Corporation, New Century Financial Corporation and Citigroup Global Markets Realty Corp.†

10.15	Amendment Number Eleven to the Amended and Restated Letter Agreement, dated as of April 28, 2006, by and among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation and Citigroup Global Markets Realty Corp.†

31.1	Certification of Robert K. Cole pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Brad A. Morrice pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.3	Certification of Patti M. Dodge pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

Exhibit
Number	Description of Document
32.1	Certification of Robert K. Cole pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Brad A. Morrice pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.3	Certification of Patti M. Dodge pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

(1)	Incorporated by reference from our Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on April 22, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2004.

(3)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2004.

(4)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 21, 2005.

(5)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2005.

(6)	Incorporated by reference to the joint filing of New Century Financial Corporation’s Form S-3 Registration Statement (333-119753) and New Century TRS Holdings, Inc.’s Post-Effective Amendment No. 3 to the Registration Statement (No. 333-109727) on Form S-3, as filed with the Securities and Exchange Commission on October 14, 2004.

(7)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2005.

(8)	Incorporated by reference from our Current Report Form 8-K, as filed with the Securities and Exchange Commission on January 20, 2006.

(9)	Incorporated by reference from our Current Report Form 8-K, as filed with the Securities and Exchange Commission on April 4, 2006.

(10)	Incorporated by reference from our Current Report Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2006.