Form 10-Q
period 2006-06-30
NEW CENTURY FINANCIAL CORP
filed 2006-08-09
CIK 1287286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes     ☑ No
As of July 31, 2006, the registrant had 56,117,164 shares of common stock outstanding.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2006

Certain information included in this Quarterly Report on Form 10-Q may include “forward-looking” statements under federal securities laws, and the company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such statements include, without limitation, (i) the company’s business strategies; (ii) the company’s expectations with respect to market trends; (iii) the company’s projected sources and uses of funds from operations; (iv) the company’s potential liability with respect to its legal proceedings; (v) the potential effects of proposed legislation and regulatory actions; (vi) the company’s expectation that the adoption of SFAS 155 will not have a material impact on the company’s financial statements; (vii) the company’s expectation that the initial adoption of SFAS 156 will have an immaterial impact on the Company’s retained earnings; (viii) the company’s expectation that the initial adoption of FIN 48, the impact of its adoption will not have a significant impact on the company’s financial statements; (ix) the company’s estimates it uses to determine the value of its residual assets, including the future rate of prepayments, prepayment penalties it will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of estimated cash flows; (x) the company’s estimates with respect to average cumulative losses as a percentage of the original principal balance of mortgage loans for adjustable-rate and fixed-rate securities; (xi) the company’s estimates with respect to its prepayments; (xii) the company’s estimates with respect to the prepayment characteristics of its mortgage loans; (xiii) the company’s expectations with respect to the performance of the mortgage loans held in the securitization trusts and the ability of the company to realize the current estimated fair value of its Residual; (xiv) the company’s expectations with respect to renewing or extending its various credit facilities; (xv) the company’s expectation that it may designate its interest rate swap contracts as hedge instruments in the future; (xvi) the company’s expectation that the $29.2 million deferred gain that it recorded at June 30, 2006 will be recognized in the third quarter of 2006 due to the timing of related expired Euro Dollar futures contracts, which hedge three months forward; (xvii) the company’s expectation that it will reclassify an additional $20.3 million from OCI into earnings during the remainder of 2006 related to expiring contracts; (xviii) the company’s expectation that the remaining OCI will be reclassified into earnings by September 2009; (xix) the company’s expectation that the earnings attributable to the REIT will not be taxable due to the benefit of the REIT’s dividend paid deduction; (xx) the company’s estimates with respect to the fair value of its stock options; (xxi) the company’s expectation that its decisions regarding secondary marketing transactions in 2006 will be influenced by market conditions and the company’s ability to access external sources of capital; (xxii) the company’s current intention that it will not complete any securitizations structured as sales in 2006; (xxiii) the company’s expectation that a significant source of its revenue will continue to be interest income generated from its portfolio of mortgage loans held by the company’s REIT and its taxable REIT subsidiaries; (xxiv) the company’s expectation that it will continue to generate revenue through its taxable REIT subsidiaries from the sale of loans, servicing income and loan origination fees; (xxv) the company’s expectation that the primary components of its expenses will be (a) interest expense on its credit facilities, securitizations and other borrowings, (b) general and administrative expenses and (c) payroll and related expenses arising from its origination and servicing businesses; (xxvi) the company’s efforts to continue to reduce its costs to remain efficient even if loan origination volume declines; (xxvii) the company’s focus to enhance the net execution of its whole loan sales and its cost-cutting strategies; (xxviii) the company’s current strategy to maintain interest rates at a level that will achieve its desired operating margins, potentially resulting in a decrease in loan production volume as a result of higher interest rates on the mortgages the company originates; (xxix) the company’s expectation that its non-prime gain on sale margins will continue their favorable trend; (xxx) the company’s expectation that its gain on sale execution will be negatively impacted on a go-forward basis because its whole loan sale prices will decrease by as much as 10 basis points as a result of the recent changes to Standard and Poor’s LEVELs Model; (xxxi) the company’s belief that the lower initial payment requirements of pay-option loans may increase the credit risk inherent in its loans held for sale; (xxxii) the company’s expectation that as its portfolio of mortgage loans held for investment seasons, certain loans will become uncollectible; (xxxiii) the company’s expectation that as the size of its portfolio of loans increases, the number of uncollectible mortgage loans, and related charge-offs, will increase; (xxxiv) the company’s beliefs, estimates and assumptions with respect to its critical accounting policies; (xxxv) the company’s estimates and assumptions relating to the interest rate environment, the economic environment, secondary market conditions and the performance of the loans underlying its residual assets and mortgage loans held for investment; (xxxvi) the company’s use of a prepayment curve to estimate the prepayment characteristics of its mortgage loans; (xxxvii) the company’s allowance for repurchase losses; (xxxviii) the company’s right to terminate, reduce or increase the size of its stock purchase program at any time; (xxxix) the company’s principal strategies to effectively manage its liquidity and capital; (xl) the company’s target levels of liquidity and capital; (xli) the company’s expectation that it will continue to manage the percentage of loans sold through whole loan sales transactions, off-balance sheet securitizations including the use of NIM structures as appropriate, and securitizations structured as financings, giving consideration to whole loan prices, the amount of cash required to finance securitizations structured as financings, the expected returns on such securitizations and REIT qualification requirements; (xlii) the company’s intention to access the capital markets when appropriate to support its business operations; (xliii) the company’s intention to execute its stock repurchase program while maintaining its targeted cash and liquidity levels; (xliv) the company’s expectation that its liquidity, credit facilities and capital resources will be sufficient to fund its operations for the foreseeable future, while enabling the company to maintain its qualification as a REIT under the requirements of the Code; and (xlv) the company’s expectation that any future declarations of dividends on its common stock will be subject to its earnings, financial position, capital requirements, contractual restrictions and other relevant factors.
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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(Dollars in thousands)

	June 30,	December 31,
	2006	2005

	(Unaudited)
ASSETS
Cash and cash equivalents	$380,847	503,723
Restricted cash	717,201	726,697
Mortgage loans held for sale at lower of cost or market	9,303,086	7,825,175
Mortgage loans held for investment, net of allowance of $209,889 and $198,131, respectively	15,905,636	16,143,865
Residual interests in securitizations — held-for-trading	209,335	234,930
Mortgage servicing assets	42,096	69,315
Accrued interest receivable	113,920	101,945
Income taxes, net	65,520	80,823
Office property and equipment, net	89,384	86,886
Goodwill	95,792	92,980
Prepaid expenses and other assets	402,582	280,751

Total assets	$27,325,399	26,147,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facilities on mortgage loans held for sale	$8,786,300	7,439,685
Financing on mortgage loans held for investment, net	15,794,335	16,045,459
Accounts payable and accrued liabilities	578,475	508,163
Convertible senior notes, net	—	4,943
Notes payable	27,984	39,140

Total liabilities	25,187,094	24,037,390

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 25,000,000 shares at June 30, 2006 and 10,000,000 shares at December 31, 2005; issued and outstanding 4,500,000 shares at June 30, 2006 and December 31, 2005	45	45
Common stock, $0.01 par value. Authorized 300,000,000 shares at June 30, 2006 and December 31, 2005; issued and outstanding 56,076,773 and 55,723,267 shares at June 30, 2006 and December 31, 2005, respectively	561	557
Additional paid-in capital	1,221,929	1,234,362
Accumulated other comprehensive income	83,040	61,045
Retained earnings	832,730	828,270

	2,138,305	2,124,279
Deferred compensation costs	—	(14,579)

Total stockholders’ equity	2,138,305	2,109,700

Total liabilities and stockholders’ equity	$27,325,399	26,147,090

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Interest income	$501,114	420,861	964,116	751,932
Interest expense	(361,111)	(218,555)	(644,324)	(380,636)

Net interest income	140,003	202,306	319,792	371,296
Provision for losses on mortgage loans held for investment	(32,325)	(36,875)	(60,150)	(67,113)

Net interest income after provision for losses	107,678	165,431	259,642	304,183
Other operating income:
Gain on sale of mortgage loans	195,160	110,604	324,687	233,556
Servicing income	14,012	6,631	29,654	13,353
Other income	24,961	3,398	39,592	7,271

Total other operating income	234,133	120,633	393,933	254,180

Operating expenses:
Personnel	126,922	119,961	243,643	231,683
General and administrative	55,113	42,324	112,588	84,099
Advertising and promotion	13,851	20,711	26,554	40,543
Professional services	11,103	9,677	20,293	17,483

Total operating expenses	206,989	192,673	403,078	373,808

Earnings before income taxes	134,822	93,391	250,497	184,555
Income tax expense (benefit)	29,279	(1,688)	41,219	4,716

Net earnings	105,543	95,079	209,278	179,839
Dividends paid on preferred stock	2,567	285	5,133	285

Net earnings available to common stockholders	$102,976	94,794	204,145	179,554

Basic earnings per share	$1.85	1.71	3.67	3.26
Diluted earnings per share	$1.81	1.65	3.59	3.13
Basic weighted average shares outstanding	55,784,919	55,376,001	55,652,977	55,079,377
Diluted weighted average shares outstanding	56,935,553	57,396,098	56,816,074	57,331,721
See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net earnings	$105,543	95,079	209,278	179,839
Net unrealized gains (losses) on derivative instruments designated as hedges	15,135	(95,520)	20,396	(22,607)
Reclassification adjustment into earnings for derivative instruments	812	2,227	1,605	7,488
Tax effect	77	1,488	(6)	(849)

Comprehensive income	$121,567	3,274	231,273	163,871

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year Ended December 31, 2005 and Six Months Ended June 30, 2006
(In thousands, except per share amounts)

						Accumulated
						Other
	Preferred	Preferred	Common	Common	Additional	Comprehensive
	Shares	Stock	Shares	Stock	Paid-In	Income	Retained	Deferred
	Outstanding	Amount	Outstanding	Amount	Capital	(Loss)	Earnings	Compensation	Total

Balance at December 31, 2004	—	—	54,703	547	1,108,590	(4,700)	781,627	(7,499)	1,878,565
Proceeds from issuance of common stock	—	—	1,880	19	26,440	—	—	—	26,459
Proceeds from issuance of preferred stock	4,500	45	—	—	108,619	—	—	—	108,664
Repurchases and cancellation of treasury stock	—	—	(879)	(9)	(29,465)	—	—	—	(29,474)
Cancelled shares related to stock options	—	—	(244)	(2)	(12,414)	—	—	—	(12,416)
Conversion of convertible senior notes	—	—	15	—	500	—	—	—	500
Issuance of restricted stock, net	—	—	248	2	14,493	—	—	(14,495)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	7,415	7,415
Net earnings	—	—	—	—	—	—	416,543	—	416,543
Tax benefit related to non-qualified stock options	—	—	—	—	17,599	—	—	—	17,599
Other comprehensive income, net of tax	—	—	—	—	—	65,745	—	—	65,745
Dividends declared on common stock, $6.50 per share	—	—	—	—	—	—	(364,482)	—	(364,482)
Dividends declared on preferred stock, $1.20 per share	—	—	—	—	—	—	(5,418)	—	(5,418)

Balance at December 31. 2005	4,500	45	55,723	557	1,234,362	61,045	828,270	(14,579)	2,109,700
Proceeds from issuance of common stock	—	—	547	5	11,411	—	—	—	11,416
Repurchases and cancellation of treasury stock	—	—	(552)	(5)	(25,134)	—	—	—	(25,139)
Cancelled shares related to stock options	—	—	(88)	(1)	(1,355)	—	—	—	(1,356)
Compensation expense related to common stock options	—	—	—	—	6,000	—	—	—	6,000
Excess tax benefits related to non-qualified stock options	—	—	—	—	1,944	—	—	—	1,944
Conversion of convertible senior notes	—	—	166	2	4,998	—	—	—	5,000
Restricted stock, net	—	—	281	3	(2,271)	—	—	—	(2,268)
Compensation expense related to restricted stock	—	—	—	—	6,553	—	—	—	6,553
Reclassification of deferred compensation related to adoption of SFAS 123R	—	—	—	—	(14,579)	—	—	14,579	—
Net earnings	—	—	—	—	—	—	209,278	—	209,278
Other comprehensive income, net of tax	—	—	—	—	—	21,995	—	—	21,995
Dividends declared on common stock, $3.55 per share	—	—	—	—	—	—	(199,685)	—	(199,685)
Dividends declared on preferred stock, $1.14 per share	—	—	—	—	—	—	(5,133)	—	(5,133)

Balance at June 30, 2006	4,500	45	56,077	561	1,221,929	83,040	832,730	—	2,138,305

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,

	2006	2005

Cash flows from operating activities:
Net earnings	$209,278	179,839
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of office property and equipment	15,689	10,111
Other amortization	53,369	43,402
Stock-based compensation	12,553	3,798
Excess tax benefits from stock-based compensation	(1,944)	—
Cash flows received from residual interests in securitizations	570	12,210
Accretion of Net Interest Receivables, or “NIR”	(13,737)	(7,927)
NIR gains	—	1,670
Initial deposits to over-collateralization accounts	—	(7,914)
Servicing gains	(6,796)	(35,893)
Fair value adjustment of residual interests in securitizations	38,762	4,419
Provision for losses on mortgage loans held for investment	60,150	67,113
Provision for repurchase losses	5,701	6,072
Mortgage loans originated or acquired for sale	(26,244,964)	(15,587,599)
Mortgage loan sales, net	24,823,375	13,520,803
Principal payments on mortgage loans held for sale	65,148	115,017
Increase in credit facilities on mortgage loans held for sale	1,346,615	1,922,939
Net change in other assets and liabilities	(150,468)	29,359

Net cash provided by operating activities	213,301	277,419

Cash flows from investing activities:
Mortgage loans originated or acquired for investment, net	(3,376,627)	(8,174,316)
Principal payments on mortgage loans held for investment	3,527,676	2,759,900
Sale of mortgage servicing rights	24,516	—
Purchase of office property and equipment	(18,187)	(35,618)
Acquisition of net assets	(9,795)	—

Net cash provided by (used in) investing activities	147,583	(5,450,034)

Cash flows from financing activities:
Proceeds from issuance of financing on mortgage loans held for investment, net	3,281,351	8,574,456
Repayments of financing on mortgage loans held for investment	(3,545,751)	(3,345,242)
(Increase) decrease in restricted cash	9,496	(282,224)
Net proceeds from issuance of common stock	11,416	17,433
Net proceeds from issuance of preferred stock	—	108,956
Increase (decrease) in notes payable, net	(11,156)	6,266
Payment of dividends on common stock	(197,164)	(168,938)
Payment of dividends on preferred stock	(5,133)	—
Excess tax benefits from stock-based compensation	1,944	—
Purchase of common stock	(28,763)	(11,793)

Net cash provided by (used in) financing activities	(483,760)	4,898,914

Net decrease in cash and cash equivalents	(122,876)	(273,701)
Cash and cash equivalents, beginning of year	503,723	842,854

Cash and cash equivalents, end of period	$380,847	569,153

Supplemental cash flow disclosure:
Interest paid	$640,128	372,065
Income taxes paid	25,525	83,233
Supplemental noncash financing activity:
Restricted stock issued	$6,553	17,966
Restricted stock cancelled	2,268	6,315
Accrued dividends on common stock	100,922	90,176
See accompanying notes to unaudited condensed consolidated financial statements.

1.	Basis of Presentation
New Century TRS Holdings, Inc. (formerly known as New Century Financial Corporation), a Delaware corporation (“New Century TRS”), was formed on November 17, 1995. On April 5, 2004, New Century TRS’s board of directors approved a plan to change New Century TRS’s capital structure to enable it to qualify as a real estate investment trust, or REIT, for United States federal income tax purposes. On April 12, 2004, New Century TRS formed New Century Financial Corporation (formerly known as New Century REIT, Inc.), a Maryland corporation (“New Century”). As used herein, except where the context suggests otherwise, for time periods before October 1, 2004, the terms “the Company,” “our,” “its,” “we,” “the group,” and “us” mean New Century TRS Holdings, Inc., and its consolidated subsidiaries, and for time periods on and after October 1, 2004, the terms “the Company,” “our,” “its,” “we,” “the group,” and “us” refer to New Century Financial Corporation and its consolidated subsidiaries.
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
New Century Mortgage Corporation, a wholly-owned subsidiary of New Century TRS (“New Century Mortgage”), commenced operations in February 1996 and is a mortgage finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by first and second mortgages on single-family residences. NC Capital Corporation, a wholly-owned subsidiary of New Century Mortgage (“NC Capital”), was formed in December 1998 to conduct the secondary marketing activities of New Century. New Century Credit Corporation (formerly known as Worth Funding Incorporated), a wholly-owned subsidiary of New Century (“New Century Credit”), was acquired in March 2000 by New Century Mortgage. NC Residual IV Corporation, a wholly-owned subsidiary of New Century (“NCRIV”) was formed in September 2004 to hold a portfolio of mortgage loans held for investment. After consummation of the Merger, New Century purchased New Century Credit from New Century Mortgage.
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
On February 3, 2006, one of New Century’s indirect subsidiaries, New Century Warehouse Corporation, completed the purchase of the platform of Access Lending Corporation, or Access Lending, that provides warehouse lending services to middle-market residential mortgage bankers. The purchase price for the net assets was $9.8 million, and was accounted for using the purchase method. The fair value of the assets acquired was $94.3 million and the fair value of the liabilities assumed was $87.7 million. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was allocated to and recorded as goodwill. Additionally, pursuant to the terms of the purchase and assumption agreement governing the transaction, Access Lending is entitled to receive additional payments for two years following the consummation of the transaction, based upon profitability. The results of operations for the acquired platform have been included in the Company’s condensed consolidated financial statements since the date of acquisition.
The accompanying condensed consolidated financial statements include the consolidated financial statements of New Century’s wholly-owned subsidiaries, New Century TRS, New Century Credit, and NCRIV. All material intercompany balances and transactions are eliminated in consolidation.
The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in New Century’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.
     Reclassification
Certain amounts from the prior year’s presentation have been reclassified to conform to the current year’s presentation.
     Recent Accounting Developments
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which provides the following: (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit in the form of subordination are not embedded derivatives and (5) amends Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125” to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 accounting for certain hybrid financial instruments is effective for the Company beginning January 1, 2007. Adoption of SFAS 155 is not expected to have a material impact on the Company’s financial statements.
In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which provides the following: (1) revised guidance on when a servicing asset and servicing liability should be recognized, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, (3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur, (4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities that are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS 156 is effective for the Company beginning January 1, 2007, with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The impact to retained earnings as a result of the initial adoption of SFAS 156 is expected to be immaterial.
FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” was issued in June 2006. FIN 48 clarifies the accounting for uncertainty in tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition, and is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period FIN 48 is adopted. The Company’s accounting for its income tax contingency reserves is not based on the provisions of FIN 48 because its financial statements for the first quarter of 2006 have been issued without the early adoption of the provisions of FIN 48. Management is currently evaluating the impact of adopting FIN 48; however, it is not expected to have a significant effect on the Company’s financial statements.
     Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and cash due from banks.
     Restricted Cash
As of June 30, 2006, restricted cash totaled $717.2 million, and included $43.5 million in cash held in margin accounts associated with the Company’s interest rate risk management activities, $600.1 million in cash held in custodial accounts associated with its mortgage loans held for investment, $14.4 million in cash held in trust associated with its credit facilities, $57.8 million in cash held in a cash reserve account in connection with its asset-backed commercial paper facility, and $1.4 million in cash held in trust accounts on behalf of borrowers. As of December 31, 2005, restricted cash totaled $726.7 million, and included $73.4 million in cash held in a margin account associated with the Company’s interest rate risk management activities, $633.0 million in cash held in custodial accounts associated with its mortgage loans held for investment, $20.0 million in cash held in a cash reserve account in connection with its asset-backed commercial paper facility, and $0.3 million in cash held in trust accounts on behalf of borrowers.
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
     Residual Interests in Securitizations
Residual interests in securitizations, or Residuals, are recorded as a result of the sale of loans through securitizations that the Company structures as sales rather than financings, referred to as “off-balance sheet securitizations.” Residuals include the over-collateralization account, or OC Account, and the net interest receivable, or NIR, described below. The Company may also sell Residuals through what are sometimes referred to as net interest margin securities, or NIMS.
The Company generally structures loan securitizations as follows: first, it sells a portfolio of mortgage loans to a special purpose entity, or SPE, that has been established for the limited purpose of buying and reselling mortgage loans. The SPE then transfers the same mortgage loans to a Real Estate Mortgage Investment Conduit or Owners Trust (the “REMIC” or “Trust”), which is a qualifying special purpose entity (“QSPE”) as defined under Statement of Financial Accounting Standards No. 140 (“SFAS 140”). The Trust, in turn, issues interest-bearing asset-backed securities (the “Certificates”) generally in an amount equal to the aggregate principal balance of the mortgage loans. The Certificates are typically sold at face value and without recourse except that the Company provides representations and warranties customary to the mortgage banking industry to the Trust. One or more investors purchase these Certificates for cash. The Trust uses the cash proceeds to pay the Company the cash portion of the purchase price for the mortgage loans. The Trust also issues a certificate to the Company representing a residual interest in the payments on the securitized loans. In addition, the Company may provide a credit enhancement for the benefit of the investors in the form of additional collateral (the “OC Account”) held by the Trust. The servicing agreements typically require that the OC Account be maintained at certain levels.
At the closing of each off-balance sheet securitization, the Company removes from its consolidated balance sheet the mortgage loans held for sale and adds to its consolidated balance sheet (i) the cash received, (ii) the estimated fair value of the interest in the mortgage loans retained from the securitizations (the Residuals), which consist of (a) the OC Account and (b) NIR, and (iii) the estimated fair value of the servicing asset. The NIR represents the discounted estimated cash flows that the Company will receive in the future. The excess of the cash received and the assets retained over the carrying value of the loans sold, less transaction costs, equals the net gain on sale of mortgage loans recorded by the Company.
NIMS transactions are generally structured as follows: first, the Company sells or contributes the Residuals to a SPE that it has established for the limited purpose of receiving and selling asset-backed residual interests-in-securitization certificates. Next, the SPE transfers the Residuals to the Trust and the Trust, which is a QSPE as defined under SFAS 140, in turn issues interest-bearing asset-backed securities (the “Bonds and Certificates”). The Company sells the Residuals without recourse except that it provides representations and warranties customary to the mortgage banking industry to the Trust. One or more investors purchase the Bonds and Certificates and the proceeds from the sale of the Bonds and Certificates, along with a residual interest certificate that is subordinate to the Bonds and Certificates, represent the consideration received by the Company for the sale of the Residuals.
At closing of each NIMS transaction, the Company removes from its consolidated balance sheet the carrying value of the Residuals sold and adds to its consolidated balance sheet (i) the cash received, and (ii) the estimated fair value of the portion of the Residuals retained, which consists of a NIR. The excess of the cash received and assets retained over the carrying value of the Residuals sold, less transaction costs, equals the net gain or loss on the sale of Residuals recorded by the Company.

The Company allocates its basis in the mortgage loans and Residuals between the portion of the mortgage loans and Residuals sold through the Certificates and the portion retained (the Residuals) based on the relative fair values of those portions on the date of sale. The Company may recognize gains or losses attributable to the changes in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as “held-for-trading” securities as permitted by SFAS 140. The Company is not aware of an active market for the purchase or sale of Residuals and, accordingly, it determines the estimated fair value of the Residuals by discounting the expected cash flows released from the OC Account (the cash out method) using a discount rate commensurate with the risks involved. The Company utilizes a discount rate of 12.0% on the estimated cash flows released from the OC Account to value the Residuals through securitization transactions and 14.0% on the estimated cash flows released from the Trust to value Residuals through NIMS transactions. The Company releases substantially all servicing rights relative to its residual interests in securitizations.
The Company is entitled to the cash flows from the Residuals that represent collections on the mortgage loans in excess of the amounts required to pay the Certificates’ principal and interest, the servicing fees and certain other fees, such as trustee and custodial fees. At the end of each collection period, the aggregate cash collections from the mortgage loans are allocated first to the base servicing fees and certain other fees, such as trustee and custodial fees, for the period, then to the Certificate holders for interest at the pass-through rate on the Certificates plus principal as defined in the servicing agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the OC Account. If the cash collected during the period exceeds the amount necessary for the above allocation, and there is no shortfall in the related OC Account, the excess is released to the Company. If the OC Account balance is not at the required credit enhancement level, the excess cash collected is retained in the OC Account until the specified level is achieved. The Company is restricted from using the cash and collateral in the OC Account. Pursuant to certain servicing agreements, the Company may use cash held in the OC Account to make accelerated principal paydowns on the Certificates to create additional excess collateral in the OC Account, which is held by the Trusts on its behalf as the Residual holder. The specified credit enhancement levels are defined in these servicing agreements as the OC Account balance expressed generally as a percentage of the current collateral principal balance. For NIMS transactions, the Company receives cash flows once the holders of the Bonds and Certificates created in the NIMS transaction are fully paid.
The Annual Percentage Rate, or APR, on the mortgage loans is relatively high in comparison to the investor pass-through interest rate on the certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company estimates the future rate of prepayments, prepayment penalties that it will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company estimates average cumulative losses as a percentage of the original principal balance of the mortgage loans range from 1.87% to 5.02% for adjustable-rate securities and 1.48% to 5.67% for fixed-rate securities. The Company bases these estimates on historical loss data for the loans, the specific characteristics of the loans, and the general economic environment. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.72% at June 30, 2006. The Company estimates prepayments by evaluating historical prepayment performance of its loans and the impact of current trends. The Company uses a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). These prepayment curve and default estimates have resulted in weighted average lives of between 2.25 to 2.63 years for the Company’s adjustable-rate securities and 2.26 to 3.51 years for its fixed-rate securities.
During the six months ended June 30, 2006, the Residuals provided $0.6 million in cash flow to the Company. The Company performs an evaluation of the Residuals quarterly, taking into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. During the quarter ended June 30, 2006, the Company increased its prepayment rate assumptions based upon actual performance and made minor adjustments to certain other assumptions, resulting in a $6.7 million decrease in the fair value for the quarter that is recorded as a reduction to gain on sale of mortgage loans. During the six months ended June 30, 2006, the Company did not complete any securitizations structured as sales. During the quarter ended June 30, 2005, the Company completed a $989.2 million securitization structured as a sale resulting in a gain on sale of $21.2 million. In addition, the Company’s retained interest was $6.2 million.
The bond and certificate holders and their securitization trusts have no recourse to the Company for failure of mortgage loan borrowers to pay when due. The Company’s Residuals are subordinate to the bonds and certificates until the bond and certificate holders are fully paid.
The Company is party to various transactions that have an off-balance sheet component. In connection with the Company’s off-balance sheet securitization transactions, as of June 30, 2006, there were $6.2 billion in loans owned by the off-balance sheet trusts. The trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to the Company in the event that the loans in the various trusts do not perform as expected. Because these trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, the Company has included only its residual interest in these loans on its condensed consolidated balance sheet. The performance of the loans in the trusts will impact the Company’s ability to realize the current estimated fair value of these residual assets.
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
The Company is exposed to interest rate risk from the time an interest rate lock commitment, or IRLC, is made to a residential mortgage applicant to the time the related mortgage loan is sold. During this period, the Company is exposed to losses if the mortgage interest rates rise, because the value of the IRLC or mortgage loan declines. IRLCs are derivative instruments under SFAS 133 and are recorded at fair value with the changes in the fair value recognized in current period earnings as a component of gain on sale of mortgage loans. To manage this interest rate risk, the Company primarily utilizes forward sales commitments for its mortgage loan originations. The forward sales commitments are derivatives under SFAS 133 and recorded at fair value with the changes in fair value recognized in current period earnings as a component of gain on sale of mortgage loans.
     Income Taxes
New Century is a REIT for federal income tax purposes and is not generally required to pay federal and most state income taxes on the income that it distributes to stockholders if it meets the REIT requirements of the Internal Revenue Code of 1986, as amended, or the Code. Also, each of New Century’s subsidiaries that meet the requirements of the Code to be a qualified REIT subsidiary, or a QRS, is not generally required to pay federal and most state income taxes. However, New Century must recognize income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) for each of its taxable REIT subsidiaries, or TRS, whose income is fully taxable at regular corporate rates.
SFAS 109 requires that inter-period income tax allocation be based on the asset and liability method. Accordingly, New Century recognizes the tax effects of temporary differences between its tax and financial reporting bases of assets and liabilities that will result in taxable or deductible amounts in future periods.

2.	Mortgage Loans Held for Sale
A summary of mortgage loans held for sale, at the lower of cost or fair value at June 30, 2006 and December 31, 2005, is as follows (dollars in thousands):

	June 30,	December 31,
	2006	2005

Mortgage loans held for sale:
First trust deeds	$8,423,267	7,110,772
Second trust deeds	844,623	704,430
Net deferred origination costs and other(1)	35,196	9,973

	$9,303,086	7,825,175

(1)	Other includes approximately $10.0 million of lower of cost or market valuation allowance, primarily related to hurricane exposure, at December 31, 2005. The amount is immaterial at June 30, 2006.
At June 30, 2006, the Company had mortgage loans held for sale having an unpaid principal balance of approximately $173.3 million on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $6.0 million for the six months ended June 30, 2006. At June 30, 2005, the Company had mortgage loans held for sale of approximately $31.3 million on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $1.2 million for the six months ended June 30, 2005.

3.	Mortgage Loans Held for Investment
For the three and six months ended June 30, 2006, the Company securitized $1.7 billion and $3.4 billion in loans, respectively, through transactions structured as financings, resulting in an increase in its mortgage loans held for investment. As of June 30, 2006, the balance of mortgage loans held for investment included $253,000 of mortgage loans held for investment that were not yet securitized. A summary of the components of mortgage loans held for investment at June 30, 2006 and December 31, 2005 is as follows (dollars in thousands):

	June 30,	December 31,
	2006	2005

Mortgage loans held for investment:
First trust deeds	$15,372,695	15,877,535
Second trust deeds	632,762	334,689
Allowance for loan losses	(209,889)	(198,131)
Net deferred origination costs	110,068	129,772

	$15,905,636	16,143,865

At June 30, 2006, the Company had mortgage loans held for investment having an unpaid principal balance of approximately $710.3 million on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $22.1 million for the six months ended June 30, 2006. At June 30, 2005, the Company had mortgage loans held for investment having an unpaid principal balance of approximately $319.5 million on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $13.6 million for the six months ended June 30, 2005.

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Balance, beginning of period	$209,804	117,495	198,131	90,227
Additions	32,325	36,875	60,150	67,113
Charge-offs, net	(32,240)	(8,805)	(48,392)	(11,775)

Balance, end of period	$209,889	145,565	209,889	145,565

4.	Residual Interests in Securitizations
Residual interests in securitizations consisted of the following components at June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30,	December 31,
	2006	2005

Over-collateralization account	$348,742	350,785
Net interest receivable (NIR)	(139,407)	(115,855)

	$209,335	234,930

The Company allocates its basis in the mortgage loans and retained interests between the portion of the assets sold and the portion retained based on the relative fair values of those portions on the date of sale. OC assets and NIR are subsequently carried at estimated fair value and accounted for as “held-for-trading” securities as permitted by SFAS 140. The Company is not aware of an active market for the purchase or sale of OC assets or NIR and, accordingly, it determines the estimated fair value of the OC assets and NIR by discounting the expected cash flows released from the transactions (the cash out method) using a discount rate commensurate with the risks involved. The Company currently utilizes a discount rate of 12.0% for estimated cash flows released from mortgage loan securitizations and 14.0% for estimated cash flows released from NIMS transactions.
The OC Account in the table above represents the current, un-discounted balance of the OC accounts at period end. The NIR balance represents the difference between the estimated discounted cash flows less the un-discounted value of the OC accounts. The Company releases substantially all servicing rights relative to its residual interests in securitizations.
The following table summarizes the activity in the OC accounts for the six months ended June 30, 2006 and 2005 (dollars in thousands):

	Six Months Ended
	June 30,

	2006	2005

Balance, beginning of period	$350,785	158,755
Initial deposits to OC accounts	—	7,914
Additional deposits to OC accounts	1,498	1,305
Release of cash from OC accounts	(3,541)	(9,353)

Balance, end of period	$348,742	158,621

The following table summarizes activity in the NIR accounts for the six months ended June 30, 2006 and 2005 (dollars in thousands):

	Six Months Ended
	June 30,

	2006	2005

Balance, beginning of period	$(115,855)	(10,734)
NIR gains	—	(1,670)
Cash received from NIRs	1,473	(4,162)
Accretion of NIRs	13,737	7,927
Fair value adjustment	(38,762)	(4,419)

Balance, end of period	$(139,407)	(13,058)

During the six months ended June 30, 2006, the Company did not complete any securitizations structured as sales, resulting in no additions to its Residuals. During the six months ended June 30, 2005, the Company completed a $989.2 million securitization structured as a sale. Purchasers of securitization bonds and certificates have no recourse against the other assets of the Company, other than the assets of the Trust. The value of the Company’s retained interests is subject to credit, prepayment and interest rate risk on the transferred financial assets. During the six months ended June 30, 2006, the Company increased its prepayment rate assumptions based upon actual and estimated performance and made minor adjustments to certain other assumptions, resulting in a $38.8 million decrease in the fair value for the period that is recorded as a reduction to gain on sale of mortgage loans. During the six months ended June 30, 2005, the Company increased its prepayment assumptions and recorded a $4.4 million decrease in the fair value of its Residuals.

5.	Mortgage Servicing Assets
The following table summarizes activity in the Company’s mortgage servicing assets for the six months ended June 30, 2006 and 2005 (dollars in thousands):

	Six Months Ended
	June 30,

	2006	2005

Balance, beginning of period	$69,315	8,249
Additions	6,796	35,893
Sales of servicing rights	(24,516)	—
Amortization	(9,499)	(3,747)

Balance, end of period	$42,096	40,395

The Company records mortgage servicing assets when it sells loans on a servicing-retained basis and when it sells loans through whole loan sales to an investor in the current period and sells the servicing rights to a third party in a subsequent period.
The addition of $6.8 million for the six months ended June 30, 2006 represents servicing rights retained by the Company in certain of its whole loan sales to Carrington Mortgage Credit Fund I, LP. The $24.5 million sales of servicing rights reflected in the table above relates to the two securitizations structured as sales completed in December 2005 that were sold during the first quarter of 2006. The additions of $35.9 million for the six months ended June 30, 2005 represents the value of servicing rights retained by the Company in certain of its whole loan sales.

6.	Goodwill
Goodwill is recorded in connection with the acquisition of new subsidiaries or net assets. As of June 30, 2006 and December 31, 2005, the Company had goodwill of $95.8 million and $93.0 million, respectively. No impairment was recognized during the six months ended June 30, 2006.
On February 3, 2006, one of the Company’s indirect subsidiaries, New Century Warehouse Corporation, completed the purchase of Access Lending’s platform that provides warehouse lending services to middle market residential mortgage bankers. The purchase price for the net assets was $9.8 million, and was accounted for using the purchase method. The fair value of the assets acquired was $94.3 million and the fair value of the liabilities assumed was $87.7 million. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was allocated to and recorded as goodwill. Additionally, pursuant to the terms of the purchase and assumption agreement governing the transaction, Access Lending is entitled to receive additional payments for two years following the consummation of the transaction, based upon profitability. The results of operations for the acquired platform have been included in the Company’s condensed consolidated financial statements since the date of acquisition.
The following table presents changes in the carrying amount of goodwill as of June 30, 2006 (dollars in thousands):

Balance at January 1, 2006	$92,980
Acquisition of Access Lending operating platform	3,200
Purchase price allocation adjustment related to acquisition of RBC Mortgage origination platform	(388)

Balance at June 30, 2006	$95,792

7.	Credit Facilities and Other Short-Term Borrowings
Credit facilities and other short-term borrowings consisted of the following at June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30,	December 31,
	2006	2005

A $2.0 billion asset-backed commercial paper facility for Von Karman Funding Trust, a wholly-owned subsidiary of New Century Mortgage, expiring in February 2009, secured by mortgage loans held for sale and cash, bearing interest based on a margin over one-month LIBOR.	$980,308	—
A $2.0 billion master repurchase agreement ($1 billion of which is uncommitted) among New Century Mortgage, NC Capital, NC Asset Holding, L.P. (formerly known as NC Residual II Corporation) (“NC Asset Holding”), New Century Credit and Bank of America, N.A. expiring in September 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to renew or extend this facility before its expiration.	776,231	916,714
A $1.0 billion master repurchase agreement among New Century Mortgage, Home 123 and Bank of America, N.A. expiring in September 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to renew or extend this facility before its expiration.	367,558	277,484
A $1.0 billion master repurchase agreement among New Century Credit, NC Asset Holding, New Century Mortgage, NC Capital and Barclays Bank PLC expiring in March 2007, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	706,655	821,856

	June 30,	December 31,
	2006	2005

An $800 million uncommitted master repurchase agreement among NC Capital, NC Asset Holding, New Century Credit and Bear Stearns Mortgage Capital expiring in November 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The company expects to renew or extend this facility before its expiration.	567,215	610,365
A $150 million master repurchase agreement between New Century Funding SB-1, a Delaware business trust and wholly-owned subsidiary of New Century Mortgage, and Citigroup Global Markets Realty Corp., which expired in July 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company did not renew this facility as it has been replaced with a new Citigroup warehouse line of credit facility.	—	—
A $650 million master repurchase agreement among New Century Credit, NC Capital and Citigroup Global Markets Reality Corp., which expired in July 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company did not renew this facility as it has been replaced with a new Citigroup warehouse line of credit facility.	100,009	276,816
A $250 million master repurchase agreement among New Century Mortgage, NC Capital, New Century and Citigroup Global Markets Realty Corp., which expired in July 2006, secured by delinquent loans and real estate owned, or REO, properties, bearing interest based on a margin over one-month LIBOR. The Company did not renew this facility as it has been replaced with a new Citigroup warehouse line of credit facility.	223,659	109,076
A $1.5 billion master repurchase agreement ($500 million of which is uncommitted) among New Century Credit, New Century Mortgage, NC Capital, Home123 and Credit Suisse First Boston Mortgage Capital LLC expiring in December 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to renew or extend this facility prior to its expiration.	922,391	452,239
A $1.0 billion master repurchase agreement among New Century Credit, New Century Mortgage, NC Capital, Home123 and Deutsche Bank expiring in September 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to renew or extend this facility prior to its expiration.	496,384	441,227
A $150 million master repurchase agreement among New Century Mortgage, Home 123, NC Capital, and Deutsche Bank, Aspen Funding Corp., Newport Funding Corp. and Gemini Securitization Corp., LLC expiring in April 2007, secured by delinquent or real estate owned, or REO, properties, bearing interest based on a margin over one-month LIBOR.	—	—
An $850 million master repurchase agreement ($150 million of which is uncommitted) among New Century Credit, New Century Mortgage, NC Capital, NC Asset Holding, Home123, and IXIS Real Estate Capital Inc. expiring in October 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to renew or extend this facility prior to its expiration.	660,327	404,696

	June 30,	December 31,
	2006	2005

A $3.0 billion master repurchase agreement among New Century Credit, New Century Mortgage, NC Capital, NC Asset Holding, Morgan Stanley Bank, and Morgan Stanley Mortgage Capital Inc. expiring in February 2007, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	1,447,266	1,469,860
A $2.0 billion asset-backed note purchase and security agreement ($500 million of which is uncommitted) between New Century Funding I, a special-purpose vehicle established as a Delaware statutory trust, which is a wholly-owned subsidiary of New Century Mortgage, and UBS Real Estate Securities Inc. expiring in June 2008, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	1,342,052	1,673,225
A $450 million master repurchase agreement ($250 million of which is uncommitted) among New Century Warehouse, New Century Mortgage, New Century, and Goldman Sachs Mortgage Company expiring in February 2007, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	81,752	—
A $55 million master repurchase agreement among New Century, New Century Warehouse, Access Investments II L.L.C. a direct subsidiary of New Century Warehouse, Access Lending, Galleon Capital Corporation, State Street Capital Markets, LLC and State Street Bank and Trust Company expiring in August 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month commercial paper rate. The Company expects to renew or extend this facility prior to its expiration.	35,717	—
A $125 million master repurchase agreement among New Century Warehouse and Guaranty Bank expiring in February 2007, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	78,859	—
Less: Credit facility amounts reclassified to financing on mortgage loans held for investment.	(83)	(13,873)

	$8,786,300	7,439,685

The various credit facilities contain certain restrictive financial and other covenants that require the Company to, among other things, restrict dividends, maintain certain levels of net worth, liquidity, available borrowing capacity and debt-to-net worth ratios and comply with regulatory and investor requirements. The Company was in compliance with these covenants at June 30, 2006.

8.	Financing on Mortgage Loans Held for Investment
When the Company sells loans through securitizations structured as financings, the related bonds are added to its balance sheet. As of June 30, 2006 and December 31, 2005, the financing on mortgage loans held for investment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2006	2005

Securitized bonds	$15,837,897	16,071,460
Short-term financing on retained bonds	—	1,903
2005-NC3 NIM bond	23,596	21,405
Debt issuance costs	(67,241)	(63,182)
Credit facility amounts reclassified from warehouse credit facilities	83	13,873

Total financing on mortgage loans held for investment	$15,794,335	16,045,459

The Company’s maturity of financing on mortgage loans held for investment is based on certain prepayment assumptions. The Company estimates the average life of its various securitized loan pools to be between 1.3 and 3.8 years. The following table reflects the estimated maturity of the financing on mortgage loans held for investment as of June 30, 2006 (dollars in thousands):

Due in less than 1 year	$5,549,244
Due in 2 years	3,548,834
Due in 3 years	1,989,899
Thereafter	4,706,358

$15,794,335

9.	Convertible Senior Notes
On July 8, 2003, New Century TRS closed a private offering of $210.0 million of 3.50% convertible senior notes due July 3, 2008 pursuant to Rule 144A under the Securities Act of 1933. On March 17, 2004, the convertible senior notes became convertible into New Century TRS common stock at a conversion price of $34.80 per share. As a result of the Merger, the convertible senior notes became convertible into shares of New Century common stock. In December 2004 and June 2005, through a series of transactions, all but $5,000,000 of the original outstanding principal balance of the convertible senior notes was converted into common stock of New Century. On February 17, 2006, the holder of the remaining $5,000,000 aggregate principal amount of convertible senior notes elected to convert the convertible senior notes into 165,815 shares of New Century’s common stock.

10.	Series A Cumulative Redeemable Preferred Stock
In June 2005, the Company sold 4,500,000 shares of its Series A Cumulative Redeemable Preferred Stock, or Series A Preferred Stock, including 300,000 shares to cover overallotments. The offering provided $108.7 million in net proceeds. The shares have a liquidation value of $25.00 per share, pay an annual coupon of 9.125% and are not convertible into any other securities. The Company may, at its option, redeem the Series A Preferred Stock, in the aggregate or in part, at any time on or after June 21, 2010. As such, this stock is not considered mandatorily or contingently redeemable under the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Investments with Characteristics of both Liabilities and Equity,” or SFAS 150, and is therefore classified as a component of equity. The Company paid preferred stock dividends of $2.6 million for the second quarter of 2006 on June 30, 2006, and, as a result, there were no accrued preferred stock dividends as of June 30, 2006.

11.	Interest Income
The following table presents the components of interest income for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Interest on mortgage loans held for investment	$301,856	315,887	591,487	563,547
Interest on mortgage loans held for sale	191,297	98,830	355,510	175,029
Residual interest income	6,430	3,903	13,737	7,927
Other interest income	1,531	2,241	3,382	5,429

	$501,114	420,861	964,116	751,932

12.	Interest Expense
The following table presents the components of interest expense for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Interest on financing on mortgage loans held for investment	$216,944	160,646	386,098	278,366
Interest on credit facilities and other short-term borrowings	132,696	54,850	240,070	97,056
Interest on convertible senior notes	—	60	59	123
Other interest expense	11,471	2,999	18,097	5,091

	$361,111	218,555	644,324	380,636

13.	Hedging Activities
In connection with the Company’s strategy to mitigate interest rate risk on its financing on mortgage loans held for sale, mortgage loans held for investment and its Residuals, the Company uses derivative financial instruments such as Euro Dollar futures, interest rate cap contracts, interest rate swap contracts, options, interest rate lock and forward sale commitments. It is not the Company’s policy to use derivatives to speculate on interest rates. These derivative instruments are intended to provide income and cash flow to offset potential reduced interest income and cash flow under certain interest rate environments. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity,” or SFAS 133, the derivative financial instruments and any related margin accounts are reported on the condensed consolidated balance sheets at their fair value.
In 2003, the Company began applying hedge accounting as defined by SFAS 133 for certain derivative financial instruments used to hedge cash flows related to its financing on mortgage loans held for investment. In June 2004, the Company began applying hedge accounting for certain derivative financial instruments to hedge the fair value of certain of its mortgage loans held for sale. The Company designates certain derivative financial instruments, such as Euro Dollar futures and interest rate cap contracts, as hedge instruments under SFAS 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. The Company may designate its interest rate swap contracts as hedge instruments in the future.
The Company documents the relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. This process includes linking derivatives to specific assets and liabilities on the condensed consolidated balance sheet. The Company also assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of the hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting.
When hedge accounting is discontinued because the Company determines that the derivative no longer qualifies as a hedge, the derivative will continue to be recorded on the condensed consolidated balance sheet at its fair value. Any change in the fair value of a derivative no longer qualifying as a hedge is recognized in current period earnings. When a derivative is terminated, it is derecognized at the time of termination. For terminated cash flow hedges or cash flow hedges that no longer qualify as effective, the effective position previously recorded in accumulated other comprehensive income is recorded in earnings when the hedged item affects earnings.
Cash Flow Hedge Instruments — For derivative financial instruments designated as cash flow hedge instruments, the Company evaluates the effectiveness of these hedges against the variable-rate interest payments related to its financing on mortgage loans held for investment being hedged to ensure that there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the cash flows as a result of changes in the benchmark LIBOR interest rate, which affect the interest payments related to its financing on mortgage loans held for investment (variable-rate debt) being hedged, the Company uses derivatives classified as cash flow hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income during the current period, and reclassified into earnings as part of interest expense in the period(s) during which the hedged transaction affects earnings pursuant to SFAS 133. The ineffective portion of the derivative instrument is recognized in earnings in the current period and is included in other income. During the three and six months ended June 30, 2006, the Company recognized a gain of $4.1 million and $16.5 million, respectively, from the ineffective portion of these hedges. For the three and six months ended June 30, 2005, the Company recognized a gain of $3.6 million from the ineffective portion of these hedges.
As of June 30, 2006, the Company had open Euro Dollar futures contracts that are designated as hedging the variability in expected cash flows from the variable-rate debt related to its financing on mortgage loans held for investment. The fair value of these contracts at June 30, 2006 and 2005 was an $84.6 million and an $11.0 million asset, respectively, and is included in prepaid expenses and other assets. During the three and six months ended June 30, 2006, the Company recognized a gain of $9.7 million and $50.4 million, respectively, attributable to cash flow hedges, which has been recorded as a reduction of interest expense related to the Company’s financing on mortgage loans held for investment. The Company also recognized a gain of $12.8 million attributable to Euro Dollar futures contracts not designated as hedges, which has been recorded in other income during the three months ended June 30, 2006. For the three and six months ended June 30, 2005, the Company recognized a gain of $13.9 million and $20.6 million, respectively, attributable to cash flow hedges, which has been recorded as a reduction of interest expense. As of June 30, 2006, the balance of accumulated other comprehensive income, or OCI, was $83.0 million, which relates to the fair value of cash flow hedges. The Company expects to reclassify $49.5 million from OCI into earnings during the remainder of 2006 related to expiring contracts. The remaining OCI will be reclassified into earnings by September 2009. Additionally, certain Euro Dollar futures contracts were terminated during the fourth quarter of 2004 in connection with the transfer of certain assets from New Century TRS to New Century. The fair value of the contracts at the termination date of ($30.9) million is being reclassified from OCI over the original hedge period, as the hedged transaction affects future earnings. Interest expense increased by $4.0 million and $9.0 million for the three and six months ended June 30, 2006, respectively, related to the reclassification of the terminated contracts. For the three and six months ended June 30, 2005, the Company reclassified $3.1 million and $6.1 million, respectively, related to these terminated contracts. As of June 30, 2006, the related OCI balance was ($9.8) million.

Fair Value Hedge Instruments — For derivative financial instruments designated as fair value hedge instruments, the Company evaluates the effectiveness of these hedges against the fair value of the asset being hedged to ensure that there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the fair value of the hedged assets as a result of changes in the benchmark LIBOR interest rate, the Company uses derivative instruments classified as fair value hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying fair value hedges, changes in the fair value of the derivative instruments and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in current earnings pursuant to SFAS 133. These contracts were settled at March 31, 2006, and as such there were no fair value hedges as of June 30, 2006. The Company recognized a loss of $1.7 million during the first quarter of 2006, which was substantially offset by changes in the fair value of the hedged assets. For the three and six months ended June 30, 2005, the Company recognized a loss of $3.8 million and a gain of $4.8 million, respectively, related to fair value hedges. The gain (loss) has been included as a component of gain on sale of mortgage loans.
Interest Rate Cap Contracts — Certain of the Company’s securitizations structured as financings are subject to interest rate cap contracts, or caplets, designated and documented as cash flow hedges used to mitigate interest rate risk. The change in the fair value of these interest rate cap contracts is recorded in OCI each period. Amounts are reclassified out of OCI as the hedged transactions impact earnings. During the three and six months ended June 30, 2006, the Company recorded $1.0 million and $1.7 million, respectively, as an offset to interest expense related to the effective portion of the caplets. For the three and six months ended June 30, 2005, the Company recorded $2.7 million and $5.0 million, respectively, related to the effective portion of the caplets. The related net change to OCI due to the earnings reclassification discussed above and the change in fair value of the caplets was $1.0 million and $2.3 million for June 30, 2006 and 2005, respectively. The fair value of these caplets at June 30, 2006 and 2005 was $0.7 million and $2.2 million, respectively, and is included in prepaid expenses and other assets.
Non-designated Hedge Instruments — As of June 30, 2006, the Company had certain open Euro Dollar futures contracts that hedge the variability in expected cash flows from the variable-rate debt related to its financing on mortgage loans held for investment, that are not designated as hedges. The change in the fair value of Euro Dollar futures contracts not designated and documented as hedges, used to hedge the fair value of the Company’s residual interests in securitizations, is recorded through earnings each period and is included as a component of gain on sale of mortgage loans. During the three and six months ended June 30, 2006, the Company recognized gains of $6.8 million and $16.7 million, respectively, related to the change in fair value of these contracts. The fair value of these contracts at June 30, 2006 was $10.0 million and is included in prepaid expenses and other assets. For the three and six months ended June 30, 2005, the Company recognized a gain of zero and $0.4 million, respectively, related to the change in fair value of these contracts.
Free-standing Derivatives (Interest Rate Locks, Forward Sales Commitments and Interest Rate Swaps) — The Company is exposed to interest rate risk from the time an IRLC is made to a residential mortgage applicant to the time the related mortgage loan is sold. During this period, the Company is exposed to losses if the mortgage interest rates rise, because the value of the IRLC or mortgage loan declines. IRLCs are derivative instruments under SFAS 133 and are recorded at fair value with the changes in the fair value recognized in current period earnings as a component of gain on sale of mortgage loans. To manage this interest rate risk, the Company utilizes primarily forward sales commitments. The forward sales commitments are derivatives under SFAS 133 and recorded at fair value with the changes in fair value recognized in current period earnings as a component of gain on sale of mortgage loans. Also included in free-standing derivatives as of June 30, 2006 were certain interest rate swap contracts and options on Euro Dollar futures contracts related to the Company’s financing on mortgage loans held for investment. The aggregate fair value of free-standing derivatives on the condensed consolidated balance sheet was a $37.5 million asset at June 30, 2006, and is included in prepaid expenses and other assets. The change in fair value relating to IRLCs and forward sales commitments that was recognized in earnings during the three and six months ended June 30, 2006 was a gain of $11.3 million and $24.3 million, respectively, and is included as a component of gain on sale of mortgage loans. The change in fair value relating to interest rate swaps and options on Euro Dollar futures contracts that was recognized in earnings during the three and six months ended June 30, 2006 was $4.9 million and

$6.6 million, respectively, and is included in other income. There were no free-standing derivatives during the six months ended June 30, 2005.

14.	Income Taxes
Commencing in 2004, the Company has operated so as to qualify as a REIT for U.S. federal income tax purposes. Provided the Company complies with the REIT provisions of the Code, it is not subject to corporate level income taxes on REIT taxable income distributed in the form of dividends to stockholders. Operations of the taxable REIT subsidiaries (the “TRS”), including transactions by and between the TRS level and REIT level companies are fully taxable and are filed on a separate federal consolidated income tax return from the REIT.
During the three months ended June 30, 2006 and 2005, the Company recorded an income tax provision (benefit) of $29.3 million and $(1.7) million, respectively. The provision for income taxes during the six months ended June 30, 2006 and 2005 was $41.2 million and $4.7 million, respectively.
Taxes are provided on substantially all income and expense items included in the earnings of the TRS only, at a combined federal and state rate of 40% for the three and six months ended June 30, 2006 and 41% for the three and six months ended June 30, 2005. Any deviation from the federal statutory rate of 35% relates primarily to state and local income taxes. In contrast, the earnings attributable to the REIT are not expected to be taxable due to the benefit of the REIT’s dividend paid deduction. Accordingly, the effective tax rate for the Company (REIT and TRS consolidated) will vary from period to period as summarized in the table below depending almost exclusively on the relative contribution to consolidated earnings before income taxes by the two separate federal tax reporting groups.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	5.0%	6.0%	5.0%	6.0%
Benefit of REIT election	(18.0)%	(44.3)%	(23.8)%	(40.1)%
Other	(0.3)%	1.5%	0.3%	1.7%

Consolidated effective tax rate	21.7%	(1.8)%	16.5%	2.6%

15.	Earnings per Share
The following table illustrates the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Basic:
Net earnings	$105,543	95,079	209,278	179,839
Less: Preferred stock dividends	2,567	285	5,133	285

Net earnings available to common stockholders	$102,976	94,794	204,145	179,554

Weighted average common shares outstanding	55,785	55,376	55,653	55,079
Earnings per share	$1.85	1.71	3.67	3.26
Diluted:
Net earnings available to common stockholders	$102,976	94,794	204,145	179,554
Add: Interest and amortization of debt issuance costs on convertible senior notes, net of tax	44	77	102	95

Diluted net earnings	$103,020	94,871	204,247	179,649

Weighted average number of common shares outstanding	55,785	55,376	55,653	55,079
Effect of dilutive securities:
Restricted stock awards	150	145	128	152
Stock options	998	1,708	992	1,936
Convertible senior notes	—	165	40	163
Directors’ deferred compensation plan awards	3	2	3	2

	56,936	57,396	56,816	57,332

Earnings per share	$1.81	1.65	3.59	3.13
For the three and six months ended June 30, 2006, the Company has included the effect of the issuance of zero and approximately 40,000 shares of common stock, respectively, upon conversion of the New Century TRS convertible senior notes, weighted for the portion of the period prior to the actual conversion of the remaining notes. For the three and six months ended June 30, 2005, the Company has included the effect of the issuance of approximately 165,000 shares of common stock upon conversion of the New Century TRS convertible senior notes in the computation of diluted earnings per share. Diluted earnings have been adjusted to add the interest expense and amortization of debt issuance costs recorded related to the convertible senior notes, net of the applicable income tax effect.
For the three months ended June 30, 2006 and 2005, options to purchase approximately 1,222,000 and 313,000 shares, respectively, of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the six months ended June 30, 2006 and 2005, options to purchase approximately 1,552,000 and 196,000 shares, respectively, of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

16.	Stock-Based Compensation
Through December 31, 2005, the Company historically accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and, accordingly, recognized no compensation expense related to stock options and employee stock purchases. For grants of restricted stock, the fair value of the shares at the date of grant was amortized to compensation expense over the award’s vesting period. The Company has historically reported pro forma results under the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”
On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS 123, supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. SFAS 123R is similar to SFAS 123, however, SFAS 123R requires all stock-based payments to employees, including grants of employee stock options and discounts associated with employee stock purchases, to be recognized as compensation expense in the income statement based on their fair values. Pro forma disclosure of compensation expense is no longer an alternative. Additionally, excess tax benefits, which result from actual tax benefits exceeding deferred tax benefits previously recognized based on grant date fair value, are recognized as additional paid-in-capital and are classified as financing cash flows in the consolidated statement of cash flows.
The Company adopted SFAS 123R on January 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, fair value accounting and recognition provisions of SFAS 123R are applied to stock-based awards granted on or modified subsequent to the date of adoption and prior periods presented are not restated. In addition, for awards granted prior to the effective date, the unvested portion of the awards are recognized in periods subsequent to the adoption based on the grant date fair value determined for pro forma disclosure purposes under SFAS 123.
In 2004, the Company adopted and received stockholders’ approval of the qualified 2004 Performance Incentive Plan, or the Plan, pursuant to which the Company’s board of directors may grant equity awards, including stock options and other forms of awards, to officers and key employees. The Plan authorizes grants of equity awards, including stock options.
Stock options are granted for a fixed number of shares with an exercise price at least equal to the market value of the shares at the grant date. Stock options generally vest over a period of three to five years. Certain of the stock options granted during 2005 and the six months ended June 30, 2006 contain cliff vesting provisions, with vesting acceleration conditions. Such conditions provide for varying degrees of partial vesting in the event that certain market prices are maintained for ten consecutive trading days. Stock options granted have contractual terms of ten years.
Restricted stock awards are issued at the fair value of the stock on the grant date. The restrictions generally lapse over a period of three to seven years. During 2005, the Company began granting certain restricted stock awards containing financial performance conditions, which, if met, result in partial acceleration of the lapse of the award’s restrictions. Prior to the adoption of SFAS 123R, unearned compensation for grants of restricted stock equivalent to the fair value of the shares at the date of grant was recorded as a separate component of stockholders’ equity and subsequently amortized to compensation expense over the award’s vesting period. In accordance with SFAS 123R, stockholders’ equity is credited commensurate with the recognition of compensation expense. All deferred compensation at January 1, 2006 was reclassified to additional paid-in-capital.
The Company’s Employee Stock Purchase Plan defines purchase price per share as 90% of the fair value of a share of common stock on the last trading day of the plan quarter.
During the three and six months ended June 30, 2006, the Company recognized stock-based compensation expense of $4.8 million and $12.6 million, respectively, as well as related tax benefits of $1.1 million and $1.9 million, respectively, associated with the Company’s stock-based awards. For the three and six months ended June 30, 2005, the Company recognized stock-based compensation expense of $0.9 million and $3.8 million, respectively, as well as related tax benefits of $0.8 million and $1.3 million, respectively, associated with the Company’s stock-based awards. As a result of the adoption of SFAS 123R effective January 1, 2006, the Company’s income before taxes for the three and six months ended June 30, 2006 were $3.0 million and $9.3 million lower, respectively, than if the Company had continued to account for the stock-based compensation programs under APB 25. The Company’s net income for the three and six months ended June 30, 2006 were $2.5 million and $8.4 million lower, respectively, than if the Company had continued to account for the stock-based compensation programs under APB 25.
SFAS 123R requires the disclosure of pro-forma information for periods prior to adoption. The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 if the Company had recognized compensation expense for all stock-based payments to employees based on their fair values (dollars in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Basic earnings available to common stockholders:
As reported	$94,794	179,554
Compensation expense, net of related tax effects	(1,664)	(3,189)

Pro forma	$93,130	176,365

Diluted earnings available to common stockholders:
As reported	$94,871	179,649
Compensation expense, net of related tax effects	(1,664)	(3,189)

Pro forma	$93,207	176,460

Basic earnings per share:
As reported	$1.71	3.26
Pro forma	1.68	3.20
Diluted earnings per share:
As reported	$1.65	3.13
Pro forma	1.64	3.11
Basic weighted average shares outstanding:
As reported	55,376	55,079
Pro forma	55,376	55,079
Diluted weighted average shares outstanding:
As reported	57,396	57,332
Pro forma	56,684	56,665
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

The following weighted-average assumptions were used to estimate the fair values of options granted during the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Fair value	$8.00	8.98	6.31	9.21
Expected life (years)	2.9	4.5	4.0	4.5
Risk-free interest rate	5.1 - 5.2%	3.8%	4.4 - 4.7%	4.2%
Volatility	40.0%	60.0%	40.9%	60.5%
Expected annual dividend yield	10.9%	13.8%	11.1%	13.7%
Expected annual forfeiture rate	13.3%	—	11.1%	—
Stock option activity during the six months ended June 30, 2006 was as follows:

		Weighted
		Average
	Number of	Excise
	Shares	Price

Balance, beginning of period	3,819,533	$27.29
Granted	386,959	40.25
Exercised	(417,577)	15.04
Cancelled	(95,853)	37.07

Balance, end of period	3,693,062	29.76

At June 30, 2006, the range of exercise prices, the number outstanding, weighted average remaining term and weighted average exercise price of options outstanding and the number exercisable and weighted average price of options currently exercisable were as follows:

	Outstanding			Exercisable

		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Stock	Term	Exercise	Stock	Exercise
Range of Exercise Prices	Options	(in years)	Price	Options	Price

$ 0.33 - 5.59	90,533	1.44	$5.27	90,533	$5.27
6.00 - 6.79	400,350	5.16	6.65	363,600	6.65
7.33 - 9.27	234,298	4.01	8.38	112,575	7.87
10.47 - 12.17	240,981	5.61	10.49	190,356	10.49
14.43 - 17.83	228,719	6.22	15.18	85,244	15.53
18.65 - 18.66	355,066	6.48	18.66	164,116	18.66
19.47 - 26.97	228,524	6.96	26.30	91,260	26.61
35.74 - 39.10	387,676	9.27	38.32	98,865	38.31
41.60 - 44.06	448,724	8.73	44.01	28,717	43.99
45.04 - 45.96	364,496	7.61	45.86	286,070	45.87
46.02 - 46.78	373,568	8.30	46.62	248,562	46.63
47.29 - 49.92	225,025	8.80	49.18	16,011	47.59
50.47 - 60.47	115,102	8.25	55.18	83,955	56.47

	3,693,062			1,859,864

At June 30, 2006, the total intrinsic value of stock options outstanding and exercisable was $59.1 million and $37.2 million, respectively.
Stock option information related to nonvested shares for the six months ended June 30, 2006 was as follows:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Options	Value

Balance, beginning of period	2,075,965	$11.26
Granted	386,959	40.25
Vested	(557,819)	10.73
Forfeited	(71,907)	11.19

Balance, end of period	1,833,198	10.38

A summary of nonvested restricted stock activity for the six months ended June 30, 2006 is presented below:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Shares	Value

Balance, beginning of period	441,630	$45.03
Granted	285,457	41.56
Vested	(149,905)	37.37
Forfeited	(4,593)	45.37

Balance, end of period	572,589	45.30

The total intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $12.3 million and $55.4 million, respectively. During the six months ended June 30, 2006 and 2005, the Company received cash of $6.2 million and $12.7 million, respectively, from exercises of stock options and recognized related tax benefits of $1.0 million and $14.6 million, respectively.
During the three and six months ended June 30, 2006, 40,159 and 88,910 shares of common stock, respectively, were purchased under the Company’s Employee Stock Purchase Plan resulting in compensation cost of approximately $294,000 and $683,000, respectively.
As of June 30, 2006, the total remaining unrecognized cost related to nonvested stock options and restricted stock amounted to $15.5 million and $16.2 million, respectively, which will be amortized over the weighted-average remaining requisite service period of 30 months and 46 months, respectively.
The Company issues new shares of common stock to satisfy stock-based awards. At June 30, 2006, there were approximately 1,530,000 shares available for grant under the Plan. As of June 30, 2006, approximately 2.0 million shares were available for issuance under the Company’s Employee Stock Purchase Plan.

17.	Segment Reporting
The Company has three operating segments: portfolio, mortgage loan operations and servicing and other. Management tracks and evaluates these three segments separately in deciding how to allocate resources and assess performance.

•	The portfolio segment reflects the Company’s investment in its mortgage loan portfolio, which produces net interest income. The mortgage loan operations segment reflects purchases and originations of residential mortgage loans.

•	The mortgage loan operations segment, comprised of the Wholesale and Retail origination divisions, records (i) interest income, interest expense and a provision for mortgage loan losses on the mortgage loans it holds prior to selling its loans to the portfolio segment or in the whole loan market, (ii) interest income, interest expense and a provision for mortgage loan losses on mortgage loans it holds in its portfolio and (iii) gain on sale of mortgage loans.

•	The servicing segment services loans, seeking to ensure that loans are repaid in accordance with their terms and the Company earns a servicing fee based upon the dollar amount of the servicing portfolio. The Company’s recently acquired Access Lending platform is included in the servicing and other segment, although it has not had a material impact on the company’s results of operations or financial position for the first six months of 2006.
The elimination column in the table below represents: (i) the difference between the segment’s fair value of mortgage loans originated as if they were sold and the actual gain recorded on loans sold by the Company and (ii) the elimination of inter-company gains.
For the Company’s portfolio segment, management evaluates mortgage assets at the segment level. As such, the quarter end balances of these assets are included in the table below.
For the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

		Three Months Ended June 30, 2006

		Taxable REIT Subsidiary

	REIT &
	Qualified		Mortgage Loan Operations
	REIT
	Subsidiaries		Total	Total	Servicing
	Portfolio	Portfolio	Wholesale	Retail	and Other	Eliminations	Consolidated

Interest income	$265,738	40,075	164,282	28,546	2,473	—	501,114
Interest expense	(189,888)	(25,361)	(121,476)	(22,691)	(1,695)	—	(361,111)

Net interest income	75,850	14,714	42,806	5,855	778	—	140,003
Provision for losses on mortgage loans held for investment	(30,675)	(1,650)	—	—	—	—	(32,325)

Net interest income after provision for losses	45,175	13,064	42,806	5,855	778	—	107,678
Other operating income (loss):
Gain on sale of mortgage loans	—	—	263,100	86,236	1,131	(155,307)	195,160
Servicing & other income (loss)	14,139	—	(53)	(668)	25,555	—	38,973

Total other operating income	14,139	—	263,047	85,568	26,686	(155,307)	234,133
Operating expenses	7,361	—	120,943	82,645	(3,960)	—	206,989

Earnings before income taxes	$51,953	13,064	184,910	8,778	31,424	(155,307)	134,822

Funding volume	$—	—	13,840,942	2,350,723	—	—	16,191,665

Securitizations structured as financings	$1,714,853	—	—	—	—	—	$1,714,853

Total assets at June 30, 2006	$13,293,312	1,916,406	10,339,548	1,808,977	—	(32,844)	27,325,399

		Six Months Ended June 30, 2006

		Taxable REIT Subsidiary

	REIT &
	Qualified		Mortgage Loan Operations
	REIT
	Subsidiaries		Total	Total	Servicing
	Portfolio	Portfolio	Wholesale	Retail	and Other	Eliminations	Consolidated

Interest income	$519,695	81,875	304,896	53,996	3,654	—	964,116
Interest expense	(331,738)	(51,903)	(216,119)	(42,107)	(2,457)	—	(644,324)

Net interest income	187,957	29,972	88,777	11,889	1,197	—	319,792
Provision for losses on mortgage loans held for investment	(59,700)	(450)	—	—	—	—	(60,150)

Net interest income after provision for losses	128,257	29,522	88,777	11,889	1,197	—	259,642
Other operating income:
Gain on sale of mortgage loans	—	—	451,703	162,557	1,747	(291,320)	324,687
Servicing & other income (loss)	22,999	—	(144)	(1,468)	47,859	—	69,246

Total other operating income	22,999	—	451,559	161,089	49,606	(291,320)	393,933
Operating expenses	15,996	—	236,692	162,132	(11,742)	—	403,078

Earnings before income taxes	$135,260	29,522	303,644	10,846	62,545	(291,320)	250,497

Funding volume	$—	—	25,201,565	4,409,192	—	—	29,610,757

Securitizations structured as financings	$3,393,531	—	—	—	—	—	3,393,531

Total assets at June 30, 2006	$13,293,312	1,916,406	10,339,548	1,808,977	—	(32,844)	27,325,399

		Three Months Ended June 30, 2005

		Taxable REIT Subsidiary

	REIT &
	Qualified		Mortgage Loan Operations
	REIT
	Subsidiaries		Total	Total	Servicing
	Portfolio	Portfolio	Wholesale	Retail	and Other	Eliminations	Consolidated

Interest income	$250,766	60,705	98,707	10,683	—	—	420,861
Interest expense	(114,081)	(46,565)	(52,254)	(5,655)	—	—	(218,555)

Net interest income	136,685	14,140	46,453	5,028	—	—	202,306
Provision for losses on mortgage loans held for investment	(36,550)	(325)	—	—	—	—	(36,875)

Net interest income after provision for losses	100,135	13,815	46,453	5,028	—	—	165,431
Other operating income (loss):
Gain on sale of mortgage loans	—	—	202,058	62,307	—	(153,761)	110,604
Servicing & other income (loss)	(12,942)	—	5	—	22,966	—	10,029

Total other operating income (loss)	(12,942)	—	202,063	62,307	22,966	(153,761)	120,633
Operating expenses	7,958	—	125,163	57,973	1,579	—	192,673

Earnings before income taxes	$79,235	13,815	123,353	9,362	21,387	(153,761)	93,391

Funding volume	$—	—	12,131,216	1,312,954	—	—	13,444,170

Securitizations structured as financings	$5,890,404	—	—	—	—	—	5,890,404

Total assets at June 30, 2005	$14,482,306	3,071,569	7,976,870	937,086	—	(35,851)	26,431,980

		Six Months Ended June 30, 2005

		Taxable REIT Subsidiary

	REIT &
	Qualified		Mortgage Loan Operations
	REIT
	Subsidiaries		Total	Total	Servicing
	Portfolio	Portfolio	Wholesale	Retail	and Other	Eliminations	Consolidated

Interest income	$432,210	125,717	173,610	20,395	—	—	751,932
Interest expense	(187,993)	(90,373)	(91,519)	(10,751)	—	—	(380,636)

Net interest income	244,217	35,344	82,091	9,644	—	—	371,296
Provision for losses on mortgage loans held for investment	(65,701)	(1,412)	—	—	—	—	(67,113)

Net interest income after provision for losses	178,516	33,932	82,091	9,644	—	—	304,183
Other operating income (loss):
Gain on sale of mortgage loans	—	—	375,033	118,105	—	(259,582)	233,556
Servicing & other income (loss)	(22,285)	—	1	—	42,908	—	20,624

Total other operating income (loss)	(22,285)	—	375,034	118,105	42,908	(259,582)	254,180
Operating expenses	12,924	—	242,500	111,032	7,352	—	373,808

Earnings before income taxes	$143,307	33,932	214,625	16,717	35,556	(259,582)	184,555

Funding volume	$—	—	21,204,705	2,491,032	—	—	23,695,737

Securitizations structured as financings	$8,881,728	—	—	—	—	—	8,881,728

Total assets at June 30, 2005	$14,482,306	3,071,569	7,976,870	937,086	—	(35,851)	26,431,980

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
General
New Century Financial Corporation is a real estate investment trust, or REIT, that, through its taxable REIT subsidiaries, operates one of the nation’s largest mortgage finance companies. We began originating and purchasing loans in 1996, and, in the fourth quarter of 2004, we began operating our business as a REIT. We originate and purchase primarily first mortgage loans nationwide. Historically, we have focused on lending to individuals whose borrowing needs are generally not fulfilled by traditional financial institutions because they do not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers. In September 2005, we acquired a mortgage origination platform from RBC Mortgage Company, or RBC Mortgage, that expanded our offerings to include conventional mortgage loans, including Alt-A mortgage loans, loans insured by the Federal Housing Administration, or FHA, and loans guaranteed by the Veterans Administration, or VA. A significant portion of the conventional loans, which are generally referred to as “conforming loans,” we produce qualify for inclusion in guaranteed mortgage securities backed by the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corp., or Freddie Mac. At the same time, some of the conventional loans we produce either have an original loan amount in excess of the Fannie Mae and Freddie Mac loan limit for single-family loans or otherwise do not meet Fannie Mae or Freddie Mac guidelines.
Prior to 2003, we sold our loans through both whole loan sales and securitizations structured as sales. Since 2003, we have also retained a portion of our loan production for investment on our balance sheet through securitizations structured as financings rather than sales. Our decisions regarding secondary marketing transactions in 2006 have been, and will continue to be, influenced by market conditions and our ability to access external sources of capital. We do not currently intend to complete any securitizations structured as sales in 2006.
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
As a result of the merger and the related capital-raising activities, a significant source of our revenue is, and we expect will continue to be, interest income generated from our portfolio of mortgage loans held by our REIT and our taxable REIT subsidiaries. We also expect to continue to generate revenue through our taxable REIT subsidiaries from the sale of loans, servicing income and loan origination fees. We expect the primary components of our expenses to be (i) interest expense on our credit facilities, securitizations, and other borrowings, (ii) general and administrative expenses, and (iii) payroll and related expenses arising from our origination and servicing businesses.

Recent Acquisitions
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
In February 2006, we purchased from Access Lending Corporation a platform that provides warehouse lines of credit to middle-market residential mortgage bankers. This acquisition enables us to offer warehouse lending services to our Wholesale customers and to other middle-market mortgage bankers.
Executive Summary
Our business has two key components: (i) the mortgage loan portfolio that provides net interest income over the life of our mortgage loans; and (ii) the taxable REIT subsidiary mortgage origination platform. During 2005, as we were building our mortgage loan portfolio using the capital we raised in October 2004, the net interest component of our earnings became a more significant contributor to net earnings. During 2005, our industry experienced significant narrowing of margins as most originators kept the interest rates offered to customers at historically low levels while the underlying LIBOR indexes that determine the financing costs continued to rise. As a result, our whole loan sale pricing deteriorated.
In the latter part of 2005, we began to increase our interest rates to keep pace with, or exceed, the increase in our financing costs. We continued this approach into 2006, with a pricing strategy designed to improve our overall operating margin. We continue to reduce our costs to remain efficient even if loan origination volume declines. Our focus is to enhance the net execution of our whole loan sales and our cost-cutting strategies.
The other notable development in our business in recent months has been the completion of our acquisition and integration of the origination platform of RBC Mortgage. This acquisition expands our loan origination channel and product mix by allowing us to offer a wider range of products to all of our customers and add strong builder and realtor relationships to our loan origination business.
Overview
Our two key business components are: (i) our mortgage loan portfolio held by our REIT and our taxable REIT subsidiaries; and (ii) our origination, sales and servicing activities conducted through certain of our taxable REIT subsidiaries.

REIT and TRS Mortgage Loan Portfolios
One of the largest components of our revenue is derived from the interest income we earn on our portfolio of mortgage loans held for investment, which totaled $15.9 billion at June 30, 2006.
During 2003, we shifted our strategy in an effort to address the cyclical nature of our earnings with the goal of generating a more stable long-term earnings stream. Our principal strategy to achieve this goal is to hold loans on our balance sheet. Because our credit facilities are short-term in nature and generally do not allow loans to be financed through the facility for longer than 180 days, a securitization structure currently offers the most attractive means to finance loans on our balance sheet. In an effort to match the timing of cash flows with the recognition of earnings on our loans, we began to structure our securitizations as financings during 2003. During the six months ended June 30, 2006 and 2005, we completed four securitizations totaling $3.4 billion and three securitizations totaling $8.9 billion, respectively, which were structured as on-balance sheet financings. In a securitization structured as a financing, we make an initial cash investment so that the securitization trusts begin to return cash flow to us in the first month following securitization. Therefore, we require cash and capital to make the initial investment, as well as to support the loans on our balance sheet. From 2003 through 2005, we retained between 20% and 25% of our total loan production through securitizations for investment on our balance sheet, as we were building our mortgage loan portfolio. During the six months ended June 30, 2006, we retained approximately 11% of our total loan production on our balance sheet.
We attempt to maintain our portfolio of mortgage loans held for investment so that it generally consists of a representative cross-section of our overall loan production volume. During the second quarter of 2006, we completed two securitizations totaling $1.7 billion that were structured as financings, including our first Alt-A securitization totaling $522 million. The Alt-A transaction improved secondary market execution related to this pool of mortgage loans and diversified our portfolio of mortgage loans held for investment. During the first quarter of 2006, we completed two securitizations, one of which was a $313 million transaction that consisted solely of second lien collateral. Substantially all of the collateral in this securitization represented second mortgage loans originated in connection with our 80/20-mortgage product. We believe the securitization of second lien collateral allowed us to capture the full economic value over the life of the mortgage loans of that particular pool of loans, particularly when compared to the value that may have been recognized in a whole loan sale. This securitization was the first transaction executed with collateral not representative of a cross-section of our overall loan production. The portfolio of mortgage loans held for investment earns net interest income over its life, which is generally two to three years, on a weighted-average basis. The net interest income we earn from our portfolio is influenced by a variety of factors, including the performance of the loans and the level and direction of interest rates.
We measure the performance of the loans in the portfolio by monitoring prepayment rates and credit losses. Faster prepayments reduce the weighted average life of the portfolio, thereby reducing net interest income. Cumulative credit losses, which we generally assume to be in the range of 0.9% and 4.9% of the original balance of the loans, also reduce net interest income. While the range of estimated cumulative credit losses is fairly broad, the weighted average cumulative credit loss estimate for the entire portfolio of mortgage loans held for investment was 2.40% at June 30, 2006.
Generally, our loans have a fixed-rate for a period of time, while the underlying bonds that finance those loans are variable-rate based on one-month LIBOR, resulting in interest rate risk. Our hedging strategies to mitigate this interest rate risk are designed to reduce variability in our interest margin over the period of each securitization.

Originations and Sales
The other major component of our business is our ability to originate and purchase mortgage loans at a reasonable cost and to sell a portion of those loans in the secondary mortgage market. For the past several years, our secondary marketing strategy has included a combination of both whole loan sales and securitizations.
Loan origination volume in our industry has historically fluctuated from year to year and is affected by external factors such as home values, the level of interest rates, consumer debt and the overall condition of the economy. In addition, the premiums we receive from the secondary market for our loans have also fluctuated, predominately as a result of the interest rate environment and, to a lesser extent, the other factors mentioned above. As a consequence, the business of originating and selling loans is cyclical. In light of our current strategy to maintain interest rates at a level that will achieve our desired operating margins, our loan production volume may decrease as a result of higher interest rates on the mortgages we originate.

The operating margin of our loan origination franchise has three components: (i) net interest income, (ii) gain on sale of mortgage loans and (iii) loan origination or acquisition costs. We use operating margin as our principal metric to measure the value of our loan origination franchise.
Net interest income on mortgage loans held for sale — We typically hold our mortgage loans held for sale for a period of 30 to 50 days before they are sold in the secondary market or securitized. During that time, we earn the coupon rate of interest paid by the borrower, and we pay interest to the lenders that provide our financing facilities. During the six months ended June 30, 2005, the difference between these interest rates was approximately 2.9%. During the six months ended June 30, 2006, this margin decreased to 2.4% as a result of short-term interest rates increasing more rapidly than our average coupon rates over the past eighteen months. We seek to manage the timing of our whole loan sales to enhance the net interest income we earn on the loans, while preserving the ability to sell the loans at the maximum price.
Gain on sale of mortgage loans — Gain on sale of mortgage loans is affected by the condition of the secondary market for our loans. Beginning in the latter half of 2004 and continuing through 2005, as interest rates began to rise, the underlying factors that affect secondary market pricing remained somewhat stable. However, as short-term rates rose faster than long-term rates (a flatter yield curve), the prices we received for our loans began to decline relative to historic levels. Further, as a result of competitive pressures, we did not previously raise the interest rates we charged our borrowers to the degree that underlying short-term rates increased, reducing gain on sale margins. Gain on sale in 2006 increased as a result of improved secondary market execution, which was primarily driven by a higher weighted average coupon on our loans, a more favorable product mix and stronger secondary market appetite for our loans. While we expect our non-prime gain on sale margins to continue their favorable trend, we do expect gain on sale executions to be negatively impacted on a go-forward basis as a result of the recent changes to Standard & Poor’s LEVELs Model, which is widely used as a basis for whole loan bids by the purchasers of our mortgage loans. Standard & Poor’s updated their LEVELs model to increase the expected default frequency of the 1st lien loans with a “piggy-back” 2nd lien (i.e., 80/20 type loans) as well as a slowing of expected future prepayment speeds. We estimate that the combined impact of these changes will lower our whole loan sale prices by approximately 10 basis points.
Loan origination or acquisition cost — We also monitor the cost to originate our loans. We typically refer to this as our loan acquisition costs. Loan acquisition costs are comprised of the following: fees paid to wholesale brokers and correspondents, plus direct loan origination costs, including commissions and corporate overhead costs, less points and fees received from borrowers, divided by total loan production volume. Loan acquisition costs do not include profit-based compensation, servicing division overhead, certain non-recurring expenses or startup operations. During 2004 and through the first quarter of 2005, our loan acquisition costs remained relatively stable and generally fluctuated inversely with our loan production volume. As a result of the competitive environment and its impact on the value of our loans, we began implementing in 2005 cost-cutting measures designed to reduce our loan acquisition costs. The cost-cutting measures we implemented during 2005 and continuing through the first six months of 2006, which included changes to our sales compensation, controlling growth in non-sales overhead and more closely scrutinizing our discretionary spending, together with an increase in our loan production, resulted in a significant reduction of our loan acquisition costs for the three and six months ended June 30, 2006.
These two components of our business account for most of our operating revenues and expenses. Our origination platform provides the source of the loan volume to conduct both parts of our business.

Loan Originations and Purchases
Historically, we have focused on lending to individuals whose borrowing needs are generally not fulfilled by traditional financial institutions because they do not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers. In connection with the loan origination platform acquired from RBC Mortgage, we also originate “Alt-A,” “jumbo” and “conforming” mortgages, as well as home equity lines of credit. As a result of the integration of our non-prime and prime/

Alt-A loan origination platforms, both our Wholesale and Retail Divisions offer non-prime, prime and Alt-A products.
As of June 30, 2006, our Wholesale Division operated through 33 regional operating centers in 19 states and originated or purchased $25.2 billion in loans during the six months ended June 30, 2006. Of the $25.2 billion in mortgage loans originated or purchased, $23.6 billion, or 93.7%, were non-prime loans and $1.6 billion, or 6.3%, were prime or Alt-A loans. Our Retail Division, which has a Builder/ Realtor channel and a Consumer Direct channel, originated loans through 246 sales offices in 35 states, including our centralized telemarketing unit, and originated $4.4 billion in mortgage loans during the six months ended June 30, 2006. Of the $4.4 billion in loans originated, $2.6 billion, or 59.1%, was originated through our Builder/ Realtor channel and $1.8 billion, or 40.9%, was originated through our Consumer Direct channel. In addition, $2.0 billion, or 45.1%, of total retail originations were non-prime loans and $2.4 billion, or 54.9%, were prime or Alt-A loans. As of June 30, 2005, our Wholesale Division operated through 27 regional operating centers in 17 states and originated or purchased $21.2 billion in loans during the six months ended June 30, 2005. Our Retail Division originated loans through 76 sales offices in 30 states, including our centralized telemarketing unit, and originated $2.5 billion in loans during the six months ended June 30, 2005, all of which was originated through our Consumer Direct channel. We originated or purchased solely non-prime loans during the six months ended June 30, 2005.
During the six months ended June 30, 2006, approximately $13.1 billion, or 44.1%, of our total mortgage loan production consisted of cash-out refinancings, where the borrowers refinanced their existing mortgages and received cash representing a portion of the equity in their homes. For the same period, approximately $13.2 billion, or 44.8%, of our total mortgage loan production consisted of home purchase finance loans. The remainder of our loan production, $3.3 billion, or 11.1%, consisted of rate and term transactions, which are transactions in which borrowers refinanced their existing mortgages to obtain a better interest rate, a lower payment or different loan maturity. For the six months ended June 30, 2005, total originations consisted of $12.5 billion, or 52.5%, of cash-out refinancings, $9.2 billion, or 38.9%, of home purchase financings, and $2.0 billion, or 8.6%, of rate and term refinance transactions. Over the last 12 months, we have made a concerted effort to increase our home purchase business. These efforts, coupled with market and economic conditions and the addition of the RBC Mortgage loan origination platform, has enabled us to decrease the percentage of cash-out refinancings as compared to home purchase finance loans.
During the six months ended June 30, 2006, originations of interest-only mortgage loans totaled $5.0 billion, or 16.7%, of total originations. Interest-only originations during the six months ended June 30, 2005 totaled $7.8 billion, or 33.0%, of total originations. In the latter part of 2005, we began implementing strategies to maintain the mortgage loan production volume of our interest-only product at a level no greater than 25% of total mortgage loan production in order to increase our secondary market execution. These strategies include pricing increases and underwriting changes for the interest-only product and the introduction of new products, including a 40-year mortgage product.
For the six months ended June 30, 2006, originations of pay-option loans totaled $161.1 million. We did not originate this type of loans for the six months ended June 30, 2005. Pay-option loans differ from “traditional” monthly-amortizing loans by providing borrowers with the option to make fully amortizing interest-only, or “negative-amortizing” payments. We view these loans as a profitable product that does not create disproportionate credit risk. Our pay-option loan portfolio has a high initial loan quality, with original average FICO scores (a measure of credit rating) of 711 and combined loan-to-values of 75.1%, respectively. We originate pay-option loans only to borrowers who can qualify at the loan’s fully indexed interest rates. This high credit quality notwithstanding, lower initial payment requirements of pay-option loans may increase the credit risk inherent in our loans held for sale. This is because when the required monthly payments for pay-option loans eventually increase, borrowers may be less able to pay the increased amounts and, therefore, more likely to default on the loan, than a borrower using a more traditional monthly-amortizing loan.

For the six months ended June 30, 2006, full documentation loans as a percentage of total mortgage loan originations were $16.4 billion, or 55.5%, limited documentation loans were $627.7 million, or 2.1%, and stated documentation loans were $12.5 billion, or 42.4%. Full documentation loans generally require applicants to submit two written forms of verification of stable income for at least twelve months. Limited documentation loans generally require applicants to submit twelve consecutive monthly bank statements on their individual bank accounts. Stated income documentation loans are based upon stated monthly income if the applicant meets certain criteria. For the six months ended June 30, 2005, full documentation loans as a percentage of total mortgage loan originations were $12.3 billion, or 52.1%, limited documentation loans were $923.0 million, or 3.9%, and stated documentation loans were $10.4 billion, or 44.0%. Generally, economic and market conditions, including product introductions and offerings by competitors, influence our product mix. The documentation that we require of our borrowers is affected by these fluctuations in product mix. We designed our underwriting standards and quality assurance programs to ensure that loan quality is consistent and meets our guidelines, even as the documentation type mix varies.
The following table sets forth selected information relating to loan originations and purchases during the periods shown (dollars in thousands):

	For the Three Months Ended June 30,						For the Six Months Ended June 30,

	2006				2005		2006				2005

		Prime &						Prime &
	Non-Prime	Alt-A	Total	%	Non-Prime	%	Non-Prime	Alt-A	Total	%	Non-Prime	%

Wholesale	$13,006,175	834,767	13,840,942	85.5	12,131,216	90.2	23,619,807	1,581,758	25,201,565	85.1	21,204,705	89.5
Retail	1,063,105	1,287,618	2,350,723	14.5	1,312,954	9.8	1,990,529	2,418,663	4,409,192	14.9	2,491,032	10.5

Total originations and purchases	14,069,280	2,122,385	16,191,665	100.0	13,444,170	100.0	25,610,336	4,000,421	29,610,757	100.0	23,695,737	100.0

Fixed-rate mortgages:
15-30 year	2,367,738	1,402,886	3,770,624	23.3	3,032,998	22.6	4,149,196	2,565,732	6,714,928	22.7	5,359,577	22.6
Interest-Only	92,735	294,768	387,503	2.4	—	—	154,403	627,652	782,055	2.6	—	—
40-Year	845,267	84,998	930,265	5.7	—	—	1,339,034	136,240	1,475,274	5.0	—	—

Sub-total Fixed	3,305,740	1,782,652	5,088,392	31.4	3,032,998	22.6	5,642,633	3,329,624	8,972,257	30.3	5,359,577	22.6
Adjustable-rate mortgages:
Hybrid — 30 year(1)	2,959,109	163,747	3,122,856	19.3	5,331,874	39.6	5,923,005	358,712	6,281,717	21.2	10,515,293	44.4
Interest-Only	2,384,712	157,113	2,541,825	15.7	5,079,298	37.8	3,890,353	278,197	4,168,550	14.1	7,820,867	33.0
Hybrid — 40 year(1)	5,419,719	—	5,419,719	33.5	—	—	10,154,345	—	10,154,345	34.3	—	—
HELOC	—	18,873	18,873	0.1	—	—	—	33,888	33,888	0.1	—	—

Sub-total ARM	10,763,540	339,733	11,103,273	68.6	10,411,172	77.4	19,967,703	670,797	20,638,500	69.7	18,336,160	77.4

Total originations and purchases	14,069,280	2,122,385	16,191,665	100.0	13,444,170	100.0	25,610,336	4,000,421	29,610,757	100.0	23,695,737	100.0

Purchases	5,986,237	1,366,360	7,352,597	45.4	5,602,698	41.7	10,751,093	2,505,775	13,256,868	44.8	9,226,655	38.9
Refinances:
Cash-out refinances	6,846,819	208,497	7,055,316	43.6	6,695,743	49.8	12,645,446	412,295	13,057,741	44.1	12,441,653	52.5
Rate/term refinances	1,236,224	547,528	1,783,752	11.0	1,145,729	8.5	2,213,797	1,082,351	3,296,148	11.1	2,027,429	8.6

Total originations and purchases	14,069,280	2,122,385	16,191,665	100.0	13,444,170	100.0	25,610,336	4,000,421	29,610,757	100.0	23,695,737	100.0

Full documentation	7,801,220	1,413,429	9,214,649	56.9	7,150,722	53.2	13,877,374	2,568,937	16,446,311	55.5	12,349,786	52.1
Limited documentation	326,602	—	326,602	2.0	353,661	2.6	627,725	—	627,725	2.1	922,591	3.9
Stated documentation	5,941,458	708,956	6,650,414	41.1	5,939,787	44.2	11,105,237	1,431,484	12,536,721	42.4	10,423,360	44.0

Total originations and purchases	$14,069,280	2,122,385	16,191,665	100.0	13,444,170	100.0	25,610,336	4,000,421	29,610,757	100.0	23,695,737	100.0

	For the Three Months Ended June 30,						For the Six Months Ended June 30,

	2006				2005		2006				2005

		Prime &						Prime &
	Non-Prime	Alt-A	Total	%	Non-Prime	%	Non-Prime	Alt-A	Total	%	Non-Prime	%

Average principal balance of loans originated and purchased	$185	176	183		180		184	175	183		180
Weighted average FICO score of loans originated and purchased	623	707	634		632		622	708	634		630
Percent of loans secured by first mortgages	93.3%	92.7%	93.3%		93.8%		93.5%	92.6%	93.4%		94.5%
Weighted average loan-to-value ratio(2)	81.5%	78.3%	81.1%		81.5%		81.5%	78.1%	81.0%		81.3%
Weighted average interest rates:
Fixed-rate mortgages	8.8%	6.9%	8.2%		7.8%		8.9%	6.8%	8.1%		7.7%
Adjustable-rate mortgages — initial rate	8.3%	5.7%	8.3%		7.1%		8.3%	5.5%	8.2%		7.1%
Adjustable-rate mortgages — margin over index	6.2%	2.0%	6.1%		5.7%		6.2%	2.1%	4.2%		5.7%
Total originations and purchases	8.5%	6.7%	8.2%		7.2%		8.5%	6.6%	8.2%		7.2%
Percentage of loans originated in “AAA”, “AA” and “A+” credit grades	87.8%	N/A	N/A		90.3%		87.7%	N/A	N/A		89.0%
Percentage of loans originated in bottom two credit grades	2.9%	N/A	N/A		2.1%		3.0%	N/A	N/A		2.5%

(1)	Majority of hybrid adjustable-rate mortgages have a fixed rate for 2 or 3 years.

(2)	Weighted average loan-to-value (LTV) is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.

Secondary Market Transactions
Historically, one of our major components of revenue has been the recognition of gain on sale of our loans through whole loan sales and securitizations structured as sales for financial reporting purposes. In a whole loan sale, we recognize and receive a cash gain upon the sale. In a securitization structured as a sale, we typically recognize a gain on sale at the time the loans are sold, and receive cash flows over the actual life of the loans.
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

	Three Months Ended June 30,				Six Months Ended June 30,

	2006		2005		2006		2005

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Non-prime whole loan sales	$9,856,143	74.6%	5,933,841	46.0%	20,976,871	74.4%	12,385,139	55.3%
Prime and Alt-A whole loan sales	1,220,260	9.3%	—	0.0%	3,340,060	11.8%	—	0.0%
Securitizations structured as sales	—	0.0%	989,221	7.7%	—	0.0%	989,221	4.4%

Total premium sales	11,076,403	83.9%	6,923,062	53.7%	24,316,931	86.2%	13,374,360	59.7%
Discounted whole loan sales	415,077	3.1%	80,878	0.6%	506,444	1.8%	146,444	0.7%

Total sales	11,491,480	87.0%	7,003,940	54.3%	24,823,375	88.0%	13,520,804	60.4%
Securitizations structured as financings	1,714,853	13.0%	5,890,404	45.7%	3,393,531	12.0%	8,881,728	39.6%

Total secondary market transactions	$13,206,333	100.0%	12,894,344	100.0%	28,216,906	100.0%	22,402,532	100.0%

Whole Loan Sales
During the three months ended June 30, 2006, non-prime whole loan sales accounted for $9.9 billion, or 74.6%, of our total secondary market transactions. The weighted average premium, including certain hedge gains and premiums received for servicing rights, for the three months ended June 30, 2006, received on non-prime whole loans sales was 2.10% of the original principal balance of the loans sold. For the same period in 2005, non-prime whole loan sales and securitizations structured as sales accounted for $6.9 billion, or 53.7%, of our total secondary market transactions and the weighted average premium, including certain hedge gains and premiums received for servicing rights, received was 2.28%. During the three months ended June 30, 2006, prime and Alt-A whole loan sales accounted for $1.2 billion, or 9.3%, of our secondary market transactions. The weighted average premium received on prime and Alt-A whole loan sales was 1.32% of the original principal balance of the loans sold, including certain hedge gains and pair-off fees. Since we did not begin originating prime or Alt-A loans until September 2005, we did not have any prime or Alt-A whole loan sales during the second quarter of 2005.
During the six months ended June 30, 2006, non-prime whole loan sales accounted for $21.0 billion, or 74.4%, of our total secondary market transactions. The weighted average premium, including certain hedge gains and premiums received for servicing rights, for the six months ended June 30, 2006, received on non-prime whole loan sales was 1.88% of the original principal balance of the loans sold. For the same period in 2005, non-prime whole loan sales and securitizations structured as sales accounted for $13.4 billion, or 59.7%, of our total secondary market transactions and the weighted average premium, including certain hedge gains and premium, received for servicing rights, received was 2.63%. The increase in whole loan sales for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, was due to the deployment of capital by executing a greater amount of securitizations structured as financings during 2005 to build our REIT portfolio. During the six months ended June 30, 2006, prime and Alt-A whole loan sales accounted for $3.3 billion, or 11.8% of our secondary market transactions. The weighted average premium received on prime and Alt-A whole loan sales was 1.07% of the original principal balance of the loans sold, including certain hedge gains and pair-off fees. As noted above, there were no prime or Alt-A whole loan sales during the first half of 2005.

As short-term interest rates have risen faster than long-term interest rates (a flatter yield curve), the prices we received for our loans began to decline. Further, as a result of competitive pressures, we have not previously raised the interest rates we charge our borrowers to the same degree that short-term rates have increased, thereby reducing gain on sale margins in the three and six months ended June  30, 2006 compared to the same periods in 2005. However, we have seen an improvement in our gain on sale margins during the three months ended June 30, 2006 compared to the fourth quarter of 2005 and first quarter of 2006 primarily as a result of a higher weighted average coupon on our loans, a more favorable product mix and a stronger secondary market appetite for our loans.

Discounted Loan Sales
During the three and six months ended June 30, 2006, we sold $415.1 million and $506.4 million, respectively, in mortgage loans at a discount to their outstanding principal balance. Included in discounted loan sales for the three and six months ended June 30, 2006 is approximately $300 million in second lien mortgage loans that were sold at a slight discount. There were no such sales for the same period in 2005. The remaining $115 million and $206 million of discounted loan sales loans, for the three and six months ended June 30, 2006 consisted of repurchased loans, loans with documentation defects or loans that whole loan buyers rejected because of certain characteristics. For the three and six months ended June 30, 2005, discounted loan sales totaled $80.9 million and $146.4 million, respectively. As a percentage of secondary market transactions, when adjusting for the second lien transaction, discounted sales increased from 0.6% for the three months ended June 30, 2005 to 0.9% for the three months ended June 30, 2006. Discounted loan sales remained unchanged at 0.7% for the six months ended June 30, 2005 and 2006. The severity of the discount decreased slightly from 5.5% for the three months ended June 30, 2005 to 5.0% for the three months ended June 30, 2006. The severity of the discount increased from 3.9% for the six months ended June 30, 2005 to 5.3% for the six months ended June 30, 2006 due to a less favorable secondary market for these types of loans.
The table below illustrates the composition of discounted loan sales for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

	2006		2005		2006		2005

	Principal	Discount	Principal	Discount	Principal	Discount	Principal	Discount

Repurchases from whole loan investors	$45,911	(27.6)%	48,038	(9.4)%	60,377	(26.1)%	58,372	(10.6)%
Other discounted sales	369,166	(2.2)%	32,840	0.1%	446,067	(2.5)%	88,072	0.5%

Total discounted sales	$415,077	(5.0)%	80,878	(5.5)%	506,444	(5.3)%	146,444	(3.9)%

Securitizations Structured as Financings
During the three and six months ended June 30, 2006, we completed two securitizations structured as financings totaling $1.7 billion, and four securitizations structured as financings totaling $3.4 billion, respectively. The “portfolio-based” accounting treatment for securitizations structured as financings and recorded on-balance sheet is designed to more closely match the recognition of income with the receipt of cash payments. Because we do not record gain on sale revenue in the period in which the securitization structured as a financing occurs, the use of such portfolio-based accounting structures will result in lower income in the period in which the securitization occurs than would a traditional securitization structured as a sale. However, the recognition of income as interest payments are received on the underlying mortgage loans is expected to result in higher income recognition in future periods than would a securitization structured as a sale. During the three months ended June 30, 2005, we completed two securitizations totaling $5.9 billion, and during the six months ended June 30, 2005, we completed three securitizations totaling $8.9 billion, which we structured as financings. The higher amount of securitizations structured as financings in 2005 was the result of our strategy to build our REIT portfolio.

Securitizations Structured as Sales
During the six months ended June 30, 2006, we did not complete any securitizations structured as sales. During the six months ended June 30, 2005, we completed a $989.2 million securitization structured as a sale resulting in gain on sale of $21.2 million. In addition, we continue to hold residual interests on our balance sheet related to securitizations structured as sales closed in previous periods. The mortgage servicing rights related to the securitizations structured as sales are typically sold within 30 to 60 days after securitization. Purchasers of securitization bonds and certificates have no recourse against our other assets, other than the assets of the trust. The value of our retained interests is subject to credit, prepayment and interest rate risk on the transferred financial assets.
At the closing of a securitization structured as a sale, we add to our balance sheet the residual interest retained based on our calculation of the present value of estimated future cash flows that we will receive. The residual interest we record consists of the over-collateralization, or OC, account and the net interest receivable, or NIR. On a combined basis, these are referred to as the residual interests. Residuals are subsequently carried at estimated fair value and accounted for as “held-for-trading” securities as permitted by SFAS 140. We are not aware of an active market for the purchase or sale of NIR or OC assets and, accordingly, determine the estimated fair value of the NIR and OC by discounting the expected cash flows released from the transactions (the cash out method) using a discount rate commensurate with the risks involved. We currently utilize a discount rate of 12.0% for estimated cash flows released from mortgage loan securitizations and 14.0% for estimated cash flows released from net interest margin securities, or NIMS, transactions.
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
During the six months ended June 30, 2006 and 2005, as a result of our quarterly evaluations of the residual interests, we recorded a $38.8 million and a $4.4 million decrease in the fair value of the residual assets, respectively. These adjustments are recorded as a reduction to gain on sale. These fair value adjustments represent the change in the estimated present value of future cash flows from the residual interests. Changes in the prepayment assumptions on certain loans underlying our residual interests resulted in a reduction in fair value.

Non-Performing Assets
Non-performing assets consist of loans which have ceased accruing interest. Loans are placed on non-accrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. We expect the amount of mortgage loans on non-accrual status will change, from time to time, depending on a number of factors, including the growth or decline of the portfolio, the maturity of the portfolio, the number and dollar value of problem loans that are recognized and resolved through collections, the amount of loan sales and the amount of charge-offs. The performance of any mortgage loan can be affected by external factors, such as economic and employment conditions, or factors related to a particular borrower. The table below shows the comparative data for the dates shown of non-accrual loans and delinquent loans for our mortgage loans held for sale and mortgage loans held for investment:

	June 30, 2006		December 31, 2005

		% of		% of
	Principal	Principal	Principal	Principal

Mortgage loans held for investment:
Current	$15,021,237	93.85%	$15,231,245	93.95%
Delinquent — 30-60 days (excluding non-accrual)	273,919	1.71%	314,416	1.94%
Non-Accrual	710,301	4.44%	666,563	4.11%

Total	$16,005,457	100.00%	$16,212,224	100.00%
Allowance for losses on mortgage loans held for investment:	$209,889	1.31%	$198,131	1.22%
Charge-offs(1)	48,392	0.30%	32,329	0.20%
Mortgage Loans held for sale:
Current	$9,044,054	97.58%	$7,699,132	98.51%
Delinquent — 30-60 days (excluding non-accrual)	50,514	0.55%	35,891	0.46%
Non-Accrual	173,322	1.87%	80,179	1.03%

Total	$9,267,890	100.00%	$7,815,202	100.00%

(1)	Represents charge-offs for the six-month period ending June 30, 2006 and the twelve-month period ending December 31, 2005, respectively.
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
The allowance for losses on mortgage loans held for investment, as a percentage of total mortgage loans held for investment was approximately 1.31% of the unpaid principal balance of the loans as of June 30, 2006 compared to 1.22% as of December 31, 2005.

Residual Interests in Securitizations
Residual interests in securitizations, or Residuals, are recorded as a result of the sale of loans through securitizations that we structure as sales rather than financings, also referred to as “off-balance sheet securitizations.” Residuals include the over-collateralization account, or OC Account, and the net interest receivable, or NIR, described below. We may also sell residual interests in securitizations through NIMS.
We generally structures loan securitizations as follows: first, we sell a portfolio of mortgage loans to a special purpose entity, or SPE, that has been established for the limited purpose of buying and reselling mortgage loans. The SPE then transfers the same mortgage loans to a Real Estate Mortgage Investment Conduit or Owners Trust (the “REMIC” or “Trust”), which is a qualifying special purpose entity (“QSPE”) as defined under Statement of Financial Accounting Standards No. 140 (“SFAS 140”). The Trust, in turn, issues interest-bearing asset-backed securities (the “Certificates”) generally in an amount equal to the aggregate principal balance of the mortgage loans. The Certificates are typically sold at face value and without recourse except that we provide representations and warranties customary to the mortgage banking industry to the Trust. One or more investors purchase these Certificates for cash. The Trust uses the cash proceeds to pay us the cash portion of the purchase price for the mortgage loans. The Trust also issues a certificate to us representing a residual interest in the payments on the securitized loans. In addition, we may provide a credit enhancement for the benefit of the investors in the form of additional collateral (“Over-collateralization Account” or (the “OC Account”) held by the Trust. The servicing agreements typically require that the OC Account be maintained at certain levels.
At the closing of each off-balance sheet securitization, we remove from our consolidated balance sheet the mortgage loans held for sale and adds to our consolidated balance sheet (i) the cash received, (ii) the estimated fair value of the interest in the mortgage loans retained from the securitizations (the Residuals), which consist of (a) the OC Account and (b) the net interest receivable (“NIR”), and (iii) the estimated fair value of the servicing asset. The NIR represents the discounted estimated cash flows that we will receive in the future. The excess of the cash received and the assets retained over the carrying value of the loans sold, less transaction costs, equals the net gain on sale of mortgage loans recorded by us.
NIMS transactions are generally structured as follows: first, we sell or contributes the Residuals to a SPE that it has established for the limited purpose of receiving and selling asset-backed residual interests-in-securitization certificates. Next, the SPE transfers the Residuals to the Trust and the Trust, which is a QSPE as defined under SFAS 140, in turn issues interest-bearing asset-backed securities (the “Bonds and Certificates”). We sell the Residuals without recourse except that it provides representations and warranties customary to the mortgage banking industry to the Trust. One or more investors purchase the Bonds and Certificates and the proceeds from the sale of the Bonds and Certificates, along with a residual interest certificate that is subordinate to the Bonds and Certificates, represent the consideration received by us for the sale of the Residuals.
At closing of each NIMS transaction, we remove from our consolidated balance sheet the carrying value of the Residuals sold and we add to our consolidated balance sheet (i) the cash received, and (ii) the estimated fair value of the portion of the Residuals retained, which consists of a NIR. The excess of the cash received and assets retained over the carrying value of the Residuals sold, less transaction costs, equals the net gain or loss on the sale of Residuals recorded by us.
We allocate our basis in the mortgage loans and Residuals between the portion of the mortgage loans and Residuals sold through the Certificates and the portion retained (the Residuals and servicing assets) based on the relative fair values of those portions on the date of sale. We may recognize gains or losses attributable to the changes in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as “held-for-trading” securities as permitted by SFAS 140. We are not aware of an active market for the purchase or sale of Residuals and, accordingly, we determine the estimated fair value of the Residuals by discounting the expected cash flows released from the OC Account (the cash out method) using a discount rate commensurate with the risks involved. We utilize a discount rate of 12.0% on the estimated cash flows released from the OC Account to value the Residuals through securitization transactions and 14.0% on the estimated cash flows released from the Trust to value Residuals through NIMS transactions. We release substantially all servicing rights relative to our residual interests in securitizations.
We are entitled to the cash flows from the Residuals that represent collections on the mortgage loans in excess of the amounts required to pay the Certificates’ principal and interest, the servicing fees and certain other fees, such as trustee and custodial fees. At the end of each collection period, the aggregate cash collections from the mortgage loans are allocated first to the base servicing fees and certain other fees, such as trustee and custodial fees, for the period, then to the Certificate holders for interest at the pass-through rate on the Certificates plus principal as defined in the servicing agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the OC Account. If the cash collected during the period exceeds the amount necessary for the above allocation, and there is no shortfall in the related OC Account, the excess is released to us. If the OC Account balance is not at the required credit enhancement level, the excess cash collected is retained in the OC Account until the specified level is achieved. We are restricted from using the cash and collateral in the OC Account. Pursuant to certain servicing agreements, we may use cash held in the OC Account to make accelerated principal paydowns on the Certificates to create additional excess collateral in the OC Account, which is held by the Trusts on our behalf as the Residual holder. The specified credit enhancement levels are defined in these servicing agreements as the OC Account balance expressed generally as a percentage of the current collateral principal balance. For NIMS transactions, we receive cash flows once the holders of the Bonds and Certificates created in the NIMS transaction are fully paid.
The Annual Percentage Rate, or APR, on the mortgage loans is relatively high in comparison to the investor pass-through interest rate on the certificates. Accordingly, the residuals described above are a significant asset. In determining the value of the residuals, we estimate the future rate of prepayments, prepayment penalties that we will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. We estimate average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.87% to 5.02% for adjustable-rate securities and 1.48% to 5.67% for fixed-rate securities. We base these estimates on historical loss data for the loans, the specific characteristics of the loans and the general economic environment. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.72% as of June 30, 2006. We estimate prepayments by evaluating historical prepayment performance of our loans and the impact of current trends. We use a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). These prepayment curve and default estimates have resulted in weighted average lives of between 2.25 to 2.63 years for our adjustable-rate securities and 2.26 to 3.51 years for our fixed-rate securities.
During the six months ended June 30, 2006, the residuals provided us with $0.6 million in cash flow. We perform an evaluation of the residuals quarterly, taking into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. During the three months ended June 30, 2006, we increased our prepayment rate assumptions based upon actual performance and made minor adjustments to certain other assumptions, resulting in a $6.7 million decrease in the fair value for the quarter that is recorded as a reduction to the gain on sale of mortgage loans. During the three and six months ended June 30, 2006, we did not complete any securitizations structured as sales. During the three months ended June 30, 2005, we completed a $989.2 million securitization structured as a sale resulting in a gain on sale of $21.2 million. Our retained interest in this securitization was $6.2 million.
The bond and certificate holders and their securitization trusts have no recourse to us for failure of mortgage loan borrowers to pay when due. Our residuals are subordinate to the bonds and certificates until the bond and certificate holders are fully paid.
We are party to various transactions that have an off-balance sheet component. In connection with our off-balance sheet securitization transactions, there were $6.2 billion in loans owned by the off-balance sheet trusts as of June 30, 2006. The trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to us in the event that the loans in the various trusts do not perform as expected. Because these trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, we have included only our residual interest in these loans on our balance sheet. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these residual assets.

Allowance for Repurchase Losses
The allowance for repurchase losses on loans sold relates to expenses incurred due to the potential repurchase of loans or indemnification of losses based on alleged violations of representations and warranties that are customary to the business. Generally, repurchases are required within 90 days from the date the loans are sold. Occasionally, we may repurchase loans after 90 days have elapsed. Provisions for losses are charged to gain on sale of loans and credited to the allowance while actual losses are charged to the allowance. In order to estimate an appropriate allowance for repurchase losses we use historic experience, taking into consideration factors such as premiums received on and volume of recent whole loan sales and the general secondary market and general economic environment. As of June 30, 2006 and December 31, 2005, the repurchase allowance totaled $14.4 million and $7.0 million, respectively, and is included in accounts payable and accrued liabilities on our condensed consolidated balance sheet. We believe the allowance for repurchase losses is adequate as of June 30, 2006 and December 31, 2005. The activity in this allowance for the six months ended June 30, 2006 is summarized as follows (dollars in thousands):

Balance, beginning of period	$6,955
Provision for repurchases losses	10,062
Charge-offs, net	(2,594)

Balance, end of period	$14,423

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

We account for loan sales and securitizations structured as sales when we surrender control of the loans, to the extent that we receive consideration other than beneficial interests in the loans transferred in the exchange. Liabilities and derivatives incurred or obtained by the transfer of loans are required to be measured at fair value, if practicable. Also, we measure servicing assets and other retained interests in the loans by allocating the previous carrying value between the loans sold and the interest retained, if any, based on their relative fair values on the date of transfer.

Income Taxes
Commencing in 2004, we have operated so as to qualify as a REIT for federal income tax purposes and are not generally required to pay federal and most state income taxes on the income that we distribute to stockholders if we meet the REIT requirements of the Internal Revenue Code of 1986, as amended, or the Code. Also, our subsidiaries that meet the requirements of the Code to be a qualified REIT subsidiary, or a QRS, are not generally required to pay federal and most state income taxes. However, we must recognize income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” or SFAS 109, for our taxable REIT subsidiaries, or TRS, whose income is fully taxable at regular corporate rates.
SFAS 109 requires that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of the existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Estimated REIT Taxable Income
We are required to distribute at least 90% of our REIT taxable income to our stockholders in order to comply with the REIT provisions of the Code. The table below reconciles consolidated earnings before income taxes reported for Generally Accepted Accounting Principles (“GAAP”) to estimated REIT taxable income for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	Estimated	Estimated	Estimated	Estimated
	2006	2005	2006	2005

GAAP consolidated earnings before income taxes	$134,822	93,391	250,497	184,555
GAAP/ Tax differences in accounting for:
TRS earnings before income taxes	(82,869)	(14,157)	(115,238)	(40,735)
Provision for loan losses	30,675	36,550	59,700	65,701
Realized loan losses	(17,643)	(3,491)	(27,296)	(4,163)
All other GAAP/ Tax differences, net	16,036	8,704	16,419	3,870

REIT taxable income before preferred dividends	81,021	120,997	184,082	209,228
Preferred dividends	(2,567)	(285)	(5,133)	(285)

REIT taxable income available to common shareholders	$78,454	120,712	178,949	208,943

REIT taxable income is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The most directly comparable GAAP financial measure is consolidated pre-tax income as reflected in the income statement. We believe that the presentation of REIT taxable income provides useful information to investors due to the specific distribution requirements to report and pay common share dividends in an amount at least equal to 90% of REIT taxable income each year, or elect to carry the obligation to make those payments into the next fiscal year pursuant to elections allowed under the Code. The presentation of this additional information is not meant to be considered in isolation or as a substitute for financial results prepared in accordance with GAAP.

Derivative Instruments Designated as Hedges
We account for certain Euro Dollar futures and interest rate cap contracts, designated and documented as hedges, pursuant to the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133. Pursuant to SFAS 133, these contracts have been designated as hedging the exposure to variability of cash flows from our financing on mortgage loans held for investment attributable to changes in interest rates. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a cash flow hedge be reported in other comprehensive income and the ineffective portion be reported in current earnings.
We are exposed to interest rate risk from the time an interest rate lock commitment, or IRLC, is made to a residential mortgage applicant to the time the related mortgage loan is sold. During this period, we are exposed to losses if the mortgage interest rates rise, because the value of the IRLC or mortgage loan declines. IRLCs are derivative instruments under SFAS 133 and are recorded at fair value with the changes in the fair value recognized in current period earnings as a component of gain on sale of mortgage loans. To manage this interest rate risk, we primarily utilize forward sales commitments for our mortgage loan originations. The forward sales commitments are derivatives under SFAS 133 and recorded at fair value with the changes in fair value recognized in current period earnings as a component of gain on sale of mortgage loans.

Securitizations Structured as Financings
Since January 1, 2003, we have completed 18 securitizations structured as financings under SFAS 140, totalling $29.4 billion.
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
Corporate Governance
We strive to maintain an ethical workplace in which the highest standards of professional conduct are encouraged and practiced. Accordingly, we would like to highlight the following components of our corporate governance standards and practices:

•	The Board of Directors is composed of a majority of independent directors, who are coordinated by our Lead Independent Director. The Audit, Governance and Nominating and Compensation Committees of the Board of Directors are composed exclusively of independent directors. The Board of Directors (i) reviews our financial results, policy compliance and strategic direction on a quarterly basis and (ii) reviews our budget and strategic plan annually.

•	We have a Code of Business Conduct and Ethics that covers a wide range of business practices and procedures that apply to all of our Associates, officers and directors in order to foster the highest standards of ethics and conduct in all of our business relationships. In addition, we have a Code of Conduct, with standards applicable to our Associates and officers, and a Code of Ethics for Senior Financial Officers applicable to our senior officers who have financial responsibility or oversight.

•	We have instituted and distributed policies and procedures designed to encourage any of our Associates or officers to raise concerns, including through anonymous means, regarding possible violations of federal fraud or securities laws, which may involve financial matters, such as accounting, auditing or financial reporting, with our Corporate Ethics Officer or the appropriate supervisors, officers or committees of the Board of Directors.

•	We have approved and implemented an Insider Trading Policy that prohibits any of our directors, officers or Associates from buying or selling our stock on the basis of material nonpublic information or communicating material nonpublic information to others.

•	We have a formal internal audit function to further the effective functioning of our internal controls and procedures. Our internal audit plan is approved annually by the Audit Committee of the Board of Directors and is based on a formal risk assessment and is intended to provide management and the Audit Committee with an effective tool to identify and address areas of financial or operational concerns and ensure that appropriate oversight, controls and procedures are in place. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have completed and will complete annually an evaluation of our internal control over financial reporting, as described under the heading “Controls and Procedures — Management’s Annual Report on Internal Control over Financial Reporting” on page 90 of our Annual Report on Form 10-K for the year ended December 31, 2005.

Our website address is www.ncen.com. We make available free of charge, under the “Investor Relations — Financial Information — SEC Filings” section of our website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also find our Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers, as well as our Corporate Governance Guidelines and the charters of the Audit Committee, Governance and Nominating Committee and Compensation Committee of the Board of Directors at our website under the “Investor Relations — Corporate Governance” section. These documents are also available in print to anyone who requests them by writing to us at the following address: 18400 Von Karman, Suite 1000, Irvine, California 92612, or by phoning us at (949) 224-5745.
Results of Operations
Consolidated net earnings increased 11.0% to $105.5 million for the three months ended June 30, 2006 from $95.1 million in the three months ended June 30, 2005. Consolidated net earnings increased 16.4% to $209.3 million for the six months ended June 30, 2006 from $179.8 million for the six months ended June 30, 2005. In addition, diluted earnings per share increased from $1.65 and $3.13 for the three and six months ended June 30, 2005, respectively, to $1.81 and $3.59 for the three and six months ended June 30, 2006, respectively, due to the increase in net earnings as well as a slight decrease in the weighted average diluted share count.

The following table sets forth our results of operations as a percentage of total net interest income and other operating income for the periods indicated (dollars in thousands, except per share amounts):

	2006

			2005

					2006

					Six Months Ended June 30,

	Three Months Ended June 30,						2005

Interest income:
Net interest income	$140,003	40.96%	202,306	70.72%	319,792	48.93%	371,296	66.50%
Provision for losses on mortgage loans held for investment	(32,325)	(9.46)%	(36,875)	(12.89)%	(60,150)	(9.20)%	(67,113)	(12.02)%
Other operating income:
Gain on sale of mortgage loans	195,160	57.10%	110,604	38.66%	324,687	49.68%	233,556	41.83%
Servicing income	14,012	4.10%	6,631	2.32%	29,654	4.53%	13,353	2.39%
Other income	24,961	7.30%	3,398	1.19%	39,592	6.06%	7,271	1.30%

Total net interest income and other operating income	341,811	100.00%	286,064	100.00%	653,575	100.00%	558,363	100.00%
Total operating expenses	206,989	60.56%	192,673	67.35%	403,078	61.67%	373,808	66.95%

Earnings before income taxes	134,822	39.44%	93,391	32.65%	250,497	38.33%	184,555	33.05%
Income tax expense (benefit)	29,279	8.57%	(1,688)	(0.59)%	41,219	6.31%	4,716	0.84%

Net earnings	$105,543	30.87%	95,079	33.24%	209,278	32.02%	179,839	32.21%

Basic earnings per share	$1.85		1.71		3.67		3.26
Diluted earnings per share	$1.81		1.65		3.59		3.13
Basic weighted average shares outstanding	55,784,919		55,376,001		55,652,977		55,079,377
Diluted weighted average shares outstanding	56,935,553		57,396,098		56,816,074		57,331,721

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Originations and Purchases
The following table sets forth selected information relating to loan originations and purchases during the periods shown (dollars in thousands):

	For the Six Months Ended June 30, 2006				For the Six Months Ended June 30, 2005

	Wholesale	Retail	Total	%	Wholesale	Retail	Total	%

Non-Prime	$23,619,807	1,990,529	25,610,336	86.5	21,204,705	2,491,032	23,695,737	100.0
Prime & Alt-A	1,581,758	2,418,663	4,000,421	13.5	—	—	—	—

Total originations and purchases	25,201,565	4,409,192	29,610,757	100.0	21,204,705	2,491,032	23,695,737	100.0

Fixed-rate mortgages:
15-30 year	4,636,482	2,078,446	6,714,928	22.7	4,278,722	1,080,855	5,359,577	22.6
Interest-Only	413,808	368,247	782,055	2.6	—	—	—	—
40-Year	1,097,918	377,356	1,475,274	5.0	—	—	—	—

Sub-total Fixed	6,148,208	2,824,049	8,972,257	30.3	4,278,722	1,080,855	5,359,577	22.6
Adjustable-rate mortgages:
Hybrid-30 year(1)	5,749,257	532,460	6,281,717	21.2	9,485,690	1,029,603	10,515,293	44.4
Interest-Only	3,881,838	286,712	4,168,550	14.1	7,440,293	380,574	7,820,867	33.0
Hybrid-40 year(1)	9,413,133	741,212	10,154,345	34.3	—	—	—	—
HELOC	9,129	24,759	33,888	0.1	—	—	—	—

Sub-total ARM	19,053,357	1,585,143	20,638,500	69.7	16,925,983	1,410,177	18,336,160	77.4

Total originations and purchases	25,201,565	4,409,192	29,610,757	100.0	21,204,705	2,491,032	23,695,737	100.0

Purchases	11,215,190	2,041,678	13,256,868	44.8	9,097,790	128,865	9,226,655	38.9
Refinances:
Cash-out refinances	11,539,855	1,517,886	13,057,741	44.1	10,465,572	1,976,081	12,441,653	52.5
Rate/term refinances	2,446,520	849,628	3,296,148	11.1	1,641,343	386,086	2,027,429	8.6

Total originations and purchases	25,201,565	4,409,192	29,610,757	100.0	21,204,705	2,491,032	23,695,737	100.0

Full documentation	13,309,386	3,136,925	16,446,311	55.5	10,556,976	1,792,810	12,349,786	52.1
Limited documentation	572,335	55,390	627,725	2.1	834,233	88,358	922,591	3.9
Stated documentation	11,319,844	1,216,877	12,536,721	42.4	9,813,496	609,864	10,423,360	44.0

Total originations and purchases	$25,201,565	4,409,192	29,610,757	100.0	21,204,705	2,491,032	23,695,737	100.0

Average principal balance of loans originated and purchased	$188	158	183		185	149	180
Weighted average FICO score of loans originated and purchased	629	664	634		632	613	630
Weighted average loan-to-value ratio(2)	81.3%	79.6%	81.0%		81.6%	78.7%	81.3%

	For the Six Months Ended June 30, 2006				For the Six Months Ended June 30, 2005

	Wholesale	Retail	Total	%	Wholesale	Retail	Total	%

Weighted average interest rates:
Fixed-rate mortgages	8.6%	7.1%	8.1%		7.9%	6.9%	7.7%
Adjustable-rate mortgages — initial rate	8.3%	7.7%	8.3%		7.1%	7.2%	7.1%
Adjustable-rate mortgages — margin over index	6.1%	5.3%	6.1%		5.7%	5.8%	5.7%
Total originations and purchases	8.4%	7.3%	8.2%		7.2%	7.1%	7.2%

(1)	Majority of hybrid adjustable-rate mortgages have a fixed rate for 2 or 3 years.

(2)	Weighted average LTV is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.
We originated and purchased $29.6 billion in mortgage loans for the six months ended June 30, 2006, compared to $23.7 billion for the six months ended June 30, 2005. Wholesale originations and purchases totaled $25.2 billion, or 85.1%, of total originations and purchases for the six months ended June 30, 2006. Wholesale originations and purchases for the first half of 2006 consisted of $23.6 billion, or 93.7%, of non-prime and $1.6 billion, or 6.3%, of prime and Alt-A originations and purchases. Our Retail originations totaled $4.4 billion, or 14.9%, of total originations and purchases for the six months ended June 30, 2006. Retail originations and purchases for the first half of 2006 consisted of $2.0 billion, or 45.1%, of non-prime and $2.4 billion, or 54.9%, of prime and Alt-A originations. Within our Retail Division, the Builder/Realtor channel originated $2.6 billion in loans, representing 8.6% of total originations and purchases for the six months ended June 30, 2006. These originations consisted of $146.6 million, or 5.7%, of non-prime and $2.4 billion, or 94.3%, of prime and Alt-A originations. The Consumer Direct channel originated $1.8 billion in loans, representing 6.3% of total originations and purchases for the six months ended June 30, 2006. These originations consisted of $1.8 billion, or 99.5%, of non-prime and $9.3 million, or 0.5%, of prime and Alt-A originations. For the same period in 2005, Wholesale and Retail originations and purchases totaled $21.2 billion and $2.5 billion, respectively, representing 89.5% and 10.5%, respectively, of total originations and purchases for that period. All originations and purchases in the first half of 2005 were non-prime.
The increase in originations for the first six months of 2006 was primarily the result of incremental volume generated in connection with our acquisition of the mortgage loan origination platform of RBC Mortgage, as well as overall growth in non-prime industry volume.

Secondary Market Transactions
Total secondary market transactions increased by 25.9% to $28.2 billion for the six months ended June 30, 2006, compared to $22.4 billion for the corresponding period in 2005. This increase was primarily the result of higher loan production volume in the first six months of 2006 as compared to the same period in 2005. Total loan sales for the six months ended June 30, 2006 was $24.8 billion, compared to $13.5 billion for the six months ended June 30, 2005. Total loans sold through securitizations structured as financings for the six months ended June 30, 2006 was $3.4 billion, compared to $8.9 billion for the six months ended June 30, 2005. The higher amount of securitizations structured as financings in 2005 was the result of our strategy to build our REIT portfolio.

Interest Income
Interest income increased by 28.2% to $964.1 million for the six months ended June 30, 2006, compared to $751.9 million for the same period in 2005. This increase was primarily the result of higher average balances of mortgage loans held for investment and held for sale in addition to an increase in the weighted average interest rates of the mortgage loans during 2006. The average balance on mortgage loans held for investment increased by $341.0 million to $16.2 billion for the six months ended June 30, 2006, compared to $15.9 billion for the same period in 2005. The weighted average interest rate on mortgage loans held for investment increased to 7.30% for the six months ended June 30, 2006 from 7.11% for the six months ended June 30, 2005. The average balance on mortgage loans held for sale increased by $3.7 billion to $8.8 billion for the six months ended June 30, 2006, compared to $5.1 billion for the same period in 2005. The weighted average interest rate on mortgage loans held for sale increased from 6.88% for the six months ended June 30, 2005 to 8.05% for the six months ended June 30, 2006. The increase in mortgage loans held for investment and held for sale in the first half 2006 was the result of higher overall loan production volume.

Interest Expense
Interest expense increased by 69.3% to $644.3 million for the six months ended June 30, 2006, compared to $380.6 million for the same period in 2005. This increase was the result of higher average outstanding balances of our financing on mortgage loans held for investment and our credit facilities used to finance our mortgage loans held for sale as well as an increase in the associated financing costs consistent with increases in the overall interest rate environment. The average balance for the financing on mortgage loans held for investment increased by $107.6 million to $15.7 billion for the six months ended June 30, 2006, compared to $15.6 billion for the same period in 2005. The weighted average interest rate for the financing on mortgage loans held for investment increased from 3.58% for the six months ended June 30, 2005 to 4.93% for the six months ended June 30, 2006. The average balance on our credit facilities used to finance our mortgage loans held for sale increased by $3.5 billion to $8.5 billion for the six months ended June 30, 2006, compared to $5.0 billion for the same period in 2005. The weighted average interest rate for our credit facilities increased from 3.91% for the six months ended June 30, 2005 to 5.64% for the six months ended June 30, 2006.
The following table presents for the years indicated:

•	the average balance of our mortgage loans held for investment, held for sale, cash, and the liabilities financing our assets;

•	the average interest rates earned or paid;

•	the actual amount of interest income and expense; and

•	the overall interest margin earned on our balance sheet.

Interest-earning asset and interest-bearing liability balances used in the calculation represent annual balances computed using the average of each month’s daily average balance during the six months ended June 30, 2006 and 2005 (dollars in thousands):

	Six Months Ended June 30,

	2006			2005

	Average	Avg.		Average	Avg.
	Balance	Yield	Income	Balance	Yield	Income

Interest-earning assets:
Mortgage loans held for investment(1)	$16,200,590	7.30%	$591,487	$15,859,594	7.11%	$563,547
Mortgage loans held for sale	8,833,368	8.05	355,510	5,088,122	6.88	175,029
Residual interests in securitizations	220,691	12.45	13,737	144,990	10.93	7,927
Cash and investments	833,178	0.81	3,382	916,903	1.18	5,429

Total	$26,087,827	7.39%	$964,116	$22,009,609	6.83%	$751,932

	Average	Avg.		Average	Avg.
	Balance	Cost	Expense	Balance	Cost	Expense

Interest-bearing liabilities:
Financing on mortgage loans held for investment(2)	$15,665,230	4.93%	$386,098	$15,557,646	3.58%	$278,366
Credit facilities	8,516,945	5.64	240,070	4,968,269	3.91	97,056
Convertible senior notes	833	14.17	59	5,498	4.47	123
Notes payable	33,155	8.51	1,410	34,134	5.21	890
Other interest(3)	—	—	16,687	—	—	4,201

Total	$24,216,163	5.32	644,324	$20,565,547	3.70	380,636

Net interest spread/income		2.07%	$319,792		3.13%	$371,296

(1)	Includes impact of prepayment penalty income of $45.4 million and $37.2 million for the six months ended June 30, 2006 and 2005, respectively.

(2)	Includes impact of derivative instruments accounted for as hedges of $50.4 million and $22.8 million for the six months ended June 30, 2006 and 2005, respectively.

(3)	Other interest is comprised of interest related costs associated with our servicing operation.

Provision for losses on mortgage loans held for investment
We establish an allowance for loan losses based on our estimate of losses inherent and probable in our portfolio as of our balance sheet date. The allowance for losses on mortgage loans held for investment increased to $209.9 million as of June 30, 2006 from $198.1 million as of December 31, 2005. As a portfolio of mortgage loans held for investment seasons, we expect that certain loans will become uncollectible. In addition, as the size of the portfolio increases, we expect that the number of uncollectible mortgage loans, and related charge-offs, will increase. As a result of these expectations and the current economic environment, we increased our allowance for losses on mortgage loans held for investment as a percentage of mortgage loans held for investment from approximately 0.79% at June 30, 2005 of the unpaid principal balance of the loans to 1.31% as of June 30, 2006. Our provision for loan losses was $60.2 million for the six months ended June 30,

2006 compared to $67.1 million for the same period in 2005. The provision for loan losses in 2005 is greater than the provision in 2006 primarily as a result of the rapid growth of the portfolio, and related allowance, in 2005 compared to 2006. Mortgage loans held for investment was $15.9 billion at June 30, 2006 and $16.1 billion at June 30, 2005.
The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the six months ended June 30, 2006 and 2005 (dollars in thousands):

	Six Months Ended
	June 30,

	2006	2005

Balance, beginning of period	$198,131	90,227
Additions	60,150	67,113
Charge-offs, net	(48,392)	(11,775)

Balance, end of period	$209,889	145,565

Other Operating Income
Gain on sale — Gain on sale of loans increased from $233.6 million for the six months ended June 30, 2005 to $324.7 million for the six months ended June 30, 2006, a 39.0% increase. The increase in gain on sale of loans was primarily the result of an increase in loan sale volume from $13.5 billion for the six months ended June 30, 2005 to $24.8 billion for the same period in 2006. Partially offsetting this increase, we recorded a fair value adjustment of $38.8 million related to our residual interests for the six months ended June 30, 2006, compared to $4.4 million for the six months ended June 30, 2005. In addition, net execution decreased from 2.63% for the six months ended June 30, 2005 to 1.88% for the same period in 2006. Net execution represents the premium paid to us by third-party investors in whole loan sale transactions. Net execution does not include the components of the gain on sale execution, including premiums we pay to originate the loans, fair value adjustments and net deferred origination fees. Each of the components of the gain on sale of loans is illustrated in the following table (dollars in thousands):

	Six Months Ended
	June 30,

	2006	2005

Cash gain from whole loan sale transactions	$404,626	302,478
Gain from securitization of loans	—	19,473
Non-cash gain from servicing assets related to securitizations	—	8,705
Non-cash gain from servicing rights related to whole loan sales	7,502	26,714
Securitization expenses	—	(1,947)
Accrued interest	—	(4,992)
Fair value adjustment of residual securities	(38,762)	(4,419)
Provision for repurchase losses	(5,701)	(6,072)
Non-refundable fees(1)	169,493	130,037
Premiums paid(2)	(106,256)	(126,835)
Origination costs	(145,800)	(114,300)
Derivative gains	39,585	4,714

Gain on sale of mortgage loans	$324,687	233,556

(1)	Non-refundable loan fees represent points and fees collected from borrowers.

(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Servicing income — Servicing income increased 121.6% to $29.7 million for the six months ended June 30, 2006, compared to $13.4 million for the same period in 2005. This increase was due to a larger balance of loans serviced with retained servicing rights and loans serviced for others on an interim basis during the first half of 2006. We only recognize servicing fees on the loans that are sold on a servicing-retained basis and the loans serviced for others on an interim basis pending transfer to investors.
As of June 30, 2006, the balance of our mortgage loan servicing portfolio was $41.0 billion, which included $15.1 billion of mortgage loans held for investment, $9.3 billion of mortgage loans held for sale, $6.5 billion of mortgage loans with retained servicing rights, and $10.1 billion of mortgage loans interim serviced pending transfer to the permanent investor. As of June 30, 2005, the balance of our mortgage loan servicing portfolio was $32.6 billion, which included $17.1 billion of mortgage loans held for investment, $6.0 billion of mortgage loans held for sale, $5.7 billion of mortgage loans with retained servicing rights, and $3.8 billion of mortgage loans interim serviced pending transfer to the permanent investor.
Other Income — For the six months ended June 30, 2006, other income was $39.6 million, which consisted primarily of $9.0 million related to hedge ineffectiveness, $26.5 million in gains related to hedging activities and $6.3 million related to our investment in Carrington Investment Partners, LP, Carrington Mortgage Credit Fund I, LP and Carrington Capital Management, LLC (collectively, “Carrington”). For the six months ended June 30, 2005, other income was $7.3 million, which consisted primarily of $4.8 million related to our investment in Carrington.

Other Operating Expenses
Our other operating expenses for the six months ended June 30, 2006 and 2005 are summarized below (dollars in thousands):

	Six Months Ended
	June 30,

	2006	2005

Operating expenses:
Personnel	$243,643	231,683
General and administrative	112,588	84,099
Advertising and promotion	26,554	40,543
Professional services	20,293	17,483

Total operating expenses	$403,078	373,808

Our overall operating expenses increased by $29.3 million, or 7.8%, to $403.1 million for the six months ended June 30, 2006, compared to $373.8 million for the same period in 2005. This increase was due primarily to increases in personnel and general and administrative expenses as a result of our increased total loan production over the first half of 2005, partially offset by a reduction in advertising and promotion expense. The reduction in advertising and promotion expense was due to expense reduction initiatives. Personnel and general and administrative expenses increased primarily due to additional headcount and operating expenses associated with the origination platform acquired from RBC Mortgage and the operating platform acquired from Access Lending. Neither of these platforms was included in our operating costs in the first half of 2005.
Our average workforce increased from 5,350 for the six months ended June 30, 2005 to 7,115 for the six months ended June 30, 2006, an increase of 33.0%. This increase in workforce was mainly due to our acquisition of the mortgage loan origination platform of RBC Mortgage in September 2005. The remainder of the increase was primarily due to growth in our servicing platform and the mortgage loan portfolio.

Our average workforce for the six months ended June 30, 2006 and 2005 is summarized below:

	Six Months
	Ended
	June 30,

	2006	2005

Average workforce:
Non-prime lending	4,037	4,103
Prime/Alt A lending	1,577	—
Servicing division	486	323
Corporate administration	1,015	924

Average workforce	7,115	5,350

Income Taxes
Our income taxes increased to $41.2 million for the six months ended June 30, 2006 from $4.7 million for the comparable period in 2005. This increase was due mainly to higher pretax income for the taxable REIT subsidiaries of $115.2 million for the six months ended June 30, 2006, compared to $40.7 million for the comparable period in 2005.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Originations and Purchases
The following table sets forth selected information relating to loan originations and purchases during the periods shown (dollars in thousands):

	For the Three Months Ended June 30, 2006				For the Three Months Ended June 30, 2005

	Wholesale	Retail	Total	%	Wholesale	Retail	Total	%

Non-Prime	$13,006,175	1,063,105	14,069,280	86.9	12,131,216	1,312,954	13,444,170	100.0
Prime & Alt-A	834,767	1,287,618	2,122,385	13.1	—	—	—	—

Total originations and purchases	13,840,942	2,350,723	16,191,665	100.0	12,131,216	1,312,954	13,444,170	100.0

Fixed-rate mortgages:
15 — 30 year	2,648,514	1,122,110	3,770,624	23.3	2,470,731	562,267	3,032,998	22.6
Interest-Only	219,142	168,361	387,503	2.4	—	—	—	—
40-Year	682,062	248,203	930,265	5.7	—	—	—	—

Sub-total Fixed	3,549,718	1,538,674	5,088,392	31.4	2,470,731	562,267	3,032,998	22.6
Adjustable-rate mortgages:
Hybrid — 30 year(1)	2,872,177	250,679	3,122,856	19.3	4,821,767	510,107	5,331,874	39.6
Interest-Only	2,366,085	175,740	2,541,825	15.7	4,838,718	240,580	5,079,298	37.8
Hybrid — 40 year(1)	5,048,706	371,013	5,419,719	33.5	—	—	—	—
HELOC	4,256	14,617	18,873	0.1	—	—	—	—

Sub-total ARM	10,291,224	812,049	11,103,273	68.6	9,660,485	750,687	10,411,172	77.4

Total originations and purchases	13,840,942	2,350,723	16,191,665	100.0	12,131,216	1,312,954	13,444,170	100.0

Purchases	6,240,499	1,112,098	7,352,597	45.4	5,520,294	82,404	5,602,698	41.7
Refinances:
Cash-out refinances	6,253,023	802,293	7,055,316	43.6	5,662,168	1,033,575	6,695,743	49.8
Rate/term refinances	1,347,420	436,332	1,783,752	11.0	948,754	196,975	1,145,729	8.5

Total originations and purchases	13,840,942	2,350,723	16,191,665	100.0	12,131,216	1,312,954	13,444,170	100.0

Full documentation	7,492,167	1,722,482	9,214,649	56.9	6,174,424	976,298	7,150,722	53.2
Limited documentation	296,598	30,004	326,602	2.0	327,978	25,683	353,661	2.6
Stated documentation	6,052,177	598,237	6,650,414	41.1	5,628,814	310,973	5,939,787	44.2

Total originations and purchases	$13,840,942	2,350,723	16,191,665	100.0	12,131,216	1,312,954	13,444,170	100.0

Average principal balance of loans originated and purchased	$188	159	183		184	152	180
Weighted average FICO score of loans originated and purchased	629	664	634		634	615	632
Weighted average loan-to-value ratio(2)	81.3%	79.7%	81.1%		81.8%	78.9%	81.5%
Weighted average interest rates:
Fixed-rate mortgages	8.6%	7.2%	8.2%		8.0%	6.9%	7.8%
Adjustable-rate mortgages — initial rate	8.3%	7.7%	8.3%		7.1%	7.2%	7.1%
Adjustable-rate mortgages — margin over index	6.1%	5.2%	6.1%		5.7%	5.8%	5.7%
Total originations and purchases	8.4%	7.3%	8.2%		7.3%	7.1%	7.2%

(1)	Majority of hybrid adjustable-rate mortgages have a fixed rate for 2 or 3 years.

(2)	Weighted average LTV is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.

We originated and purchased $16.2 billion in mortgage loans for the three months ended June 30, 2006, compared to $13.4 billion for the three months ended June 30, 2005. Wholesale originations and purchases totaled $13.8 billion, or 85.5%, of total originations and purchases for the three months ended June 30, 2006. Wholesale originations and purchases for the quarter consisted of $13.0 billion, or 94.0%, of non-prime and $834.8 million, or 6.0%, of prime and Alt-A originations and purchases. Our Retail originations totaled $2.4 billion, or 14.5%, of total originations and purchases for the three months ended June 30, 2006. Retail originations and purchases for the quarter consisted of $1.1 billion, or 45.2%, of non-prime and $1.3 billion, or 54.8%, of prime and Alt-A originations. Within our Retail Division, the Builder/ Realtor channel originated $1.3 billion in loans, representing 8.3% of total originations and purchases for the three months ended June 30, 2006. These originations consisted of $70.3 million, or 5.2%, of non-prime and $1.3 billion, or 94.8%, of prime and Alt-A originations. The Consumer Direct channel originated $1.0 billion in loans, representing 6.2% of total originations and purchases for the three months ended June 30, 2006. These originations consisted of $992.8 million, or 99.2%, of non-prime and $8.2 million, or 0.8%, of prime and Alt-A originations. For the same period in 2005, Wholesale and Retail originations and purchases totaled $12.1 billion and $1.3 billion, respectively, representing 90.2% and 9.8%, respectively, of total originations and purchases for that period. All originations and purchases in the second quarter of 2005 were non-prime.
The increase in originations for the second quarter of 2006 was primarily the result of incremental volume generated in connection with our acquisition of the mortgage loan origination platform of RBC Mortgage, as well as overall growth in non-prime industry volume.

Secondary Market Transactions
Total secondary market transactions increased by 2.4% to $13.2 billion for the three months ended June 30, 2006, compared to $12.9 billion for the corresponding period in 2005. This increase was primarily the result of higher loan production volume in the first three months of 2006 as compared to the same period in 2005. Total loan sales for the three months ended June 30, 2006 was $11.5 billion, compared to $7.0 billion for the three months ended June 30, 2005. Total loans sold through securitizations structured as financings for the three months ended June 30, 2006 was $1.7 billion, compared to $5.9 billion for the three months ended June 30, 2005. The higher amount of securitizations structured as financings in 2005 was the result of our strategy to build our REIT portfolio.

Interest Income
Interest income increased by 19.1% to $501.1 million for the three months ended June 30, 2006, compared to $420.9 million for the same period in 2005. This increase was primarily the result of higher average balances of mortgage loans held for sale in addition to an increase in the weighted average interest rates of the mortgage loans during 2006. The average balance on mortgage loans held for investment decreased by $1.6 billion to $16.0 billion for the three months ended June 30, 2006, compared to $17.6 billion for the same period in 2005. The weighted average interest rate on mortgage loans held for investment increased to 7.57% for the three months ended June 30, 2006 from 7.18% for the three months ended June 30, 2005. The average balance on mortgage loans held for sale increased by $3.7 billion to $9.3 billion for the three months ended June 30, 2006, compared to $5.6 billion for the same period in 2005. The weighted average interest rate on mortgage loans held for sale increased from 7.09% for the three months ended June 30, 2005 to 8.20% for the three months ended June 30, 2006. The increase in mortgage loans held for sale in the second quarter of 2006 was the result of higher overall loan production volume as compared to the same period in 2005.

Interest Expense
Interest expense increased by 65.2% to $361.1 million for the three months ended June 30, 2006, compared to $218.6 million for the same period in 2005. This increase was the result of higher average outstanding balances of our credit facilities used to finance our mortgage loans held for sale as well as an increase in the associated financing costs consistent with increases in the overall interest rate environment. The average balance for the financing on mortgage loans held for investment decreased by $1.8 billion to $15.3 billion for the three months ended June 30, 2006, compared to $17.1 billion for the same period in 2005. The weighted average interest rate for the financing on mortgage loans held for investment increased from 3.76% for the three months ended June 30, 2005 to 5.66% for the three months ended June 30, 2006. The average balance on our credit facilities used to finance our mortgage loans held for sale increased by $3.6 billion to $9.0 billion for the three months ended June 30, 2006, compared to $5.4 billion for the same period in 2005. The weighted average interest rate for our credit facilities increased from 4.08% for the three months ended June 30, 2005 to 5.89% for the three months ended June 30, 2006.
The following table presents for the years indicated:

•	the average balance of our mortgage loans held for investment, held for sale, cash, and the liabilities financing our assets;

•	the average interest rates earned or paid;

•	the actual amount of interest income and expense; and

•	the overall interest margin earned on our balance sheet.
Interest-earning asset and interest-bearing liability balances used in the calculation represent annual balances computed using the average of each month’s daily average balance during the three months ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended June 30,

	2006			2005

	Average	Avg.		Average	Avg.
	Balance	Yield	Income	Balance	Yield	Income

Interest-earning assets:
Mortgage loans held for investment(1)	$15,958,960	7.57%	$301,856	$17,596,155	7.18%	$315,887
Mortgage loans held for sale	9,332,293	8.20	191,297	5,574,100	7.09	98,830
Residual interests in securitizations	211,900	12.14	6,430	143,692	10.86	3,903
Cash and investments	791,544	0.77	1,531	946,668	0.95	2,241

Total	$26,294,697	7.62%	$501,114	$24,260,615	6.94%	$420,861

	Average	Avg.		Average	Avg.
	Balance	Cost	Expense	Balance	Cost	Expense

Interest-bearing liabilities:
Financing on mortgage loans held for investment(2)	$15,328,137	5.66%	$216,944	$17,103,624	3.76%	$160,646
Credit facilities	9,009,795	5.89	132,696	5,373,567	4.08	54,851
Convertible senior notes	—	—	—	5,496	4.37	60
Notes payable	30,169	10.08	760	32,196	5.99	482
Other interest(3)	—	—	10,711	—	—	2,516

Total	$24,368,101	5.93	361,111	$22,514,883	3.88	218,555

Net interest spread/income		1.69%	$140,003		3.06%	$202,306

(1)	Includes impact of prepayment penalty income of $21.3 million and $21.4 million for the three months ended June 30, 2006 and 2005, respectively.

(2)	Includes impact of derivative instruments accounted for as hedges of $9.7 million and $16.2 million for the three months ended June 30, 2006 and 2005, respectively.

(3)	Other interest is comprised of interest related costs associated with our servicing operation.

Provision for losses on mortgage loans held for investment
The allowance for losses on mortgage loans held for investment increased to $209.9 million as of June 30, 2006 from $198.1 million as of December 31, 2005. As a portfolio of mortgage loans held for investment seasons, we expect that certain loans will become uncollectible. In addition, as the size of the portfolio increases, we expect that the number of uncollectible mortgage loans, and related charge-offs, will increase. As a result of these expectations and the current economic environment, we increased our allowance for losses on mortgage loans held for investment as a percentage of mortgage loans held for investment from approximately 0.79% at June 30, 2005 of the unpaid principal balance of the loans to 1.31% as of June 30, 2006. Our provision for loan losses was $32.3 million for the six months ended June 30, 2006 compared to $36.9 million for the same period in 2005. The provision for loan losses in 2005 is greater than the provision in 2006 primarily as a result of the rapid growth of the portfolio, and related allowance, in 2005 compared to 2006. Mortgage loans held for investment was $15.9 billion at June 30, 2006 and $16.1 billion at June 30, 2005.
The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the three months ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended
	June 30,

	2006	2005

Balance, beginning of period	$209,804	117,495
Additions	32,325	36,875
Charge-offs, net	(32,240)	(8,805)

Balance, end of period	$209,889	145,565

Other Operating Income
Gain on sale — Gain on sale of loans increased from $110.6 million for the three months ended June 30, 2005 to $195.2 million for the three months ended June 30, 2006, a 76.4% increase. The increase in gain on sale of loans was primarily the result of an increase in loan sale volume from $7.0 billion for the three months ended June 30, 2005 to $11.5 billion for the same period in 2006. In addition, we recorded a fair value adjustment of $6.7 million related to our residual interests for the three months ended June 30, 2006, compared to $3.1 million for the three months ended June 30, 2005. Net execution decreased from 2.28% for the three months ended June 30, 2005 to 2.10% for the same period in 2006. Each of the components of the gain on sale of loans is illustrated in the following table (dollars in thousands):

	Three Months Ended
	June 30,

	2006	2005

Cash gain from whole loan sale transactions	$211,189	124,473
Gain from securitization of loans	—	19,473
Non-cash gain from servicing assets related to securitizations	—	8,705
Non-cash gain from servicing rights related to whole loan sales	6,796	19,550
Securitization expenses	—	(1,947)
Accrued interest	—	(4,992)
Fair value adjustment of residual securities	(6,684)	(3,089)
Provision for repurchase losses	(2,500)	(5,525)
Non-refundable fees(1)	90,978	72,312
Premiums paid(2)	(52,852)	(53,614)
Origination costs	(70,100)	(60,900)
Derivative gains (losses)	18,333	(3,842)

Gain on sale of mortgage loans	$195,160	110,604

(1)	Non-refundable loan fees represent points and fees collected from borrowers.

(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.
Servicing income — Servicing income increased 112.1% to $14.0 million for the three months ended June 30, 2006, compared to $6.6 million for the same period in 2005. This increase was due to a larger balance of loans serviced with retained servicing rights and loans serviced for others on an interim basis during the second quarter of 2006. We only recognize servicing fees on the loans that are sold on a servicing-retained basis and the loans serviced for others on an interim basis pending transfer to investors.
As of June 30, 2006, the balance of our mortgage loan servicing portfolio was $41.0 billion, which included $15.1 billion of mortgage loans held for investment, $9.3 billion of mortgage loans held for sale, $6.5 billion of mortgage loans with retained servicing rights, and $10.1 billion of mortgage loans interim serviced pending transfer to the permanent investor. As of June 30, 2005, the balance of our mortgage loan servicing portfolio was $32.6 billion, which included $17.1 billion of mortgage loans held for investment, $6.0 billion of mortgage loans held for sale, $5.7 billion of mortgage loans with retained servicing rights, and $3.8 billion of mortgage loans interim serviced pending transfer to the permanent investor.
Other Income — For the three months ended June 30, 2006, other income was $25.0 million, which consisted primarily of $4.1 million related to hedge ineffectiveness, $16.9 million in gains related to hedging activities, and $3.2 million related to our investment in Carrington. For the three months ended June 30, 2005, other income was $3.4 million, which consisted primarily of $2.2 million related to our investment in Carrington.

     Other Operating Expenses
Our other operating expenses for the three months ended June 30, 2006 and 2005 are summarized below (dollars in thousands):

	Three Months Ended
	June 30,

	2006	2005

Operating expenses:
Personnel	$126,922	119,961
General and administrative	55,113	42,324
Advertising and promotion	13,851	20,711
Professional services	11,103	9,677

Total operating expenses	$206,989	192,673

Our overall operating expenses increased by $14.3 million, or 7.4%, to $207.0 million for the three months ended June 30, 2006, compared to $192.7 million for the same period in 2005. This increase was due primarily to increases in personnel and general and administrative expense as a result of our increased total loan production over the second quarter of 2005, partially offset by a decrease in advertising and promotion expenses. Advertising and promotion expense decreased due to expense reduction initiatives. Personnel and general and administrative expenses increased primarily due to additional headcount and operating expenses associated with the origination platform acquired from RBC Mortgage and the operating platform acquired from Access Lending. Neither of these platforms was included in our operating costs in the three months ended June 30, 2006.
Our average workforce increased from 5,316 for the three months ended June 30, 2005 to 7,123 for the three months ended June 30, 2006, an increase of 34.0%. This increase in workforce was mainly due to our acquisition of the mortgage loan origination platform of RBC Mortgage in September 2005. The remainder of the increase was primarily due to growth in our servicing platform and the mortgage loan portfolio.
Our average workforce for the three months ended June 30, 2006 and 2005 is summarized below:

	Three Months
	Ended June 30,

	2006	2005

Average workforce:
Non-prime lending	4,013	4,063
Prime/Alt-A lending	1,512	—
Servicing division	507	332
Corporate administration	1,091	921

Average workforce	7,123	5,316

     Income Taxes
Our income tax expense increased to $29.3 million for the three months ended June 30, 2006 from a tax benefit of $1.7 million for the comparable period in 2005. This increase was due mainly to higher pretax income for the taxable REIT subsidiaries of $82.9 million for the three months ended June 30, 2006, compared to $14.2 million for the comparable period in 2005.

Liquidity and Capital Resources
     Credit Facilities
We need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. We need separate credit arrangements to finance these loans until we have aggregated one or more pools for sale or securitization. The amount of credit we seek to have available is based on our expectation of future origination volume.
We have credit facilities with Bank of America, N.A., Barclays Bank PLC, Bear Stearns Mortgage Capital Corporation, Citigroup Global Markets Realty Corp., Credit Suisse First Boston Mortgage Capital LLC, Deutsche Bank Securities, Inc., IXIS Real Estate Capital Inc. (formerly known as CDC Mortgage Capital Inc.), Morgan Stanley Mortgage Capital Inc., UBS Real Estate Securities Inc., Goldman Sachs Mortgage Company, State Street Bank and Trust Company and Guaranty Bank, and we also have an asset-backed commercial paper facility. We use these facilities to finance the actual funding of our loan originations and purchases and to aggregate pools of mortgage loans pending sale through securitizations or whole loan sales. We typically sell all of our mortgage loans within one to three months of their funding and pay down the credit facilities with the proceeds.
Our credit facilities contain certain customary covenants, which, among other provisions, require us to maintain specified levels of liquidity, net worth and debt-to-equity ratios, restrict indebtedness and investments and require compliance with applicable laws. The minimum level of liquidity required under our credit facilities is $139.7 million, the minimum amount of net worth required is approximately $750.0 million, and debt-to-equity ratio limitations range from 12 to 1 to 16 to 1 and generally exclude non-recourse debt. We deliver compliance certificates on a monthly and quarterly basis to our lenders to certify to our continued compliance with the covenants.
If we fail to comply with any of these covenants, the lender has the right to terminate the facility and require immediate repayment. In addition, if we default under one facility, it would generally trigger a default under our other facilities. The material terms and features of our various credit facilities are as follows:
Asset-backed commercial paper facility. Von Karman Funding Trust, a special-purpose, wholly owned subsidiary of New Century Mortgage Corporation, or New Century Mortgage, has a $2.0 billion asset-backed commercial paper facility. This facility allows for the funding and aggregation of mortgage loans using funds raised through the sale of short-term commercial paper and long-term subordinated notes. The interest and fees that we pay in connection with this facility are similar to the interest rates based on LIBOR that we pay to our other credit facility lenders. This facility will expire in February 2009. As of June 30, 2006, the balance outstanding under the facility was $980.3 million.
Bank of America line of credit. We have a $2.0 billion credit facility with Bank of America, $1.0 billion of which is uncommitted. The agreement allows for both funding of loan originations and aggregation of loans for up to four months pending their sale or securitization. The facility expires in September 2006 and bears interest based on a margin over the one-month LIBOR. As of June 30, 2006, the balance outstanding under the facility was $776.2 million. We expect to either renew or extend this facility prior its expiration.
Bank of America line of credit. We have a $1.0 billion credit facility with Bank of America, which will be used solely for mortgage loan products originated through Home 123 Corporation. The facility expires in September 2006 and bears interest based on a margin over the one-month LIBOR. As of June 30, 2006, the balance outstanding under the facility was $367.6 million. We expect to either renew or extend this facility prior its expiration.
Barclays line of credit. We have a $1.0 billion credit facility with Barclays Bank. The agreement allows for both funding of loan originations and aggregation of loans pending their sale or securitization. The facility expires in March 2007 and bears interest based on a margin over the one-month LIBOR. As of June 30, 2006, the balance outstanding under the facility was $706.7 million.

Bear Stearns line of credit. We have an $800.0 million uncommitted credit facility with Bear Stearns Mortgage Capital. The facility expires in November 2006 and bears interest based on a margin over the one-month LIBOR. As of June 30, 2006, the balance outstanding under this facility was $567.2 million. We expect to either renew or extend this facility prior its expiration.
Citigroup warehouse line of credit. Our special-purpose, wholly owned subsidiary, New Century Funding SB-1, had a $150.0 million wet funding facility with Citigroup Global Markets Realty. This facility expired in July 2006 and bore interest based on a margin over the one-month LIBOR. As of June 30, 2006, the outstanding balance under the facility was zero. We did not renew this facility as it has been replaced with a new Citigroup warehouse line of credit facility described below.
Citigroup aggregation line of credit. We had a $650.0 million aggregation credit facility with Citigroup Global Markets Realty. This facility expired in July 2006 and bore interest based on a margin over the one-month LIBOR. As of June 30, 2006, the outstanding balance under this facility was $100.0 million. We did not renew this facility as it has been replaced with a new Citigroup warehouse line of credit facility described below.
Citigroup line of credit for delinquent and problem loans. We had a $250.0 million master loan and security agreement with Citigroup Global Markets Realty that was secured by delinquent or problem loans and by properties we obtain in foreclosures. This credit facility expired in July 2006 and bore interest based on a margin over the one-month LIBOR. As of June 30, 2006, the balance outstanding under this facility was $223.7 million. We did not renew this facility as it has been replaced with a new Citigroup warehouse line of credit facility described below.
Citigroup warehouse line of credit. We have a $950.0 million master repurchase agreement with Citigroup Global Markets Reality Corp. that expires in July 2007, secured by mortgage loans held for sale, bearing interest based on a margin over the one-month LIBOR. We have the ability, at any one time, to secure up to $150 million with delinquent loans and real estate owned, or REO, properties. As this facility was not in existence until August 1, 2006, the balance outstanding as of June 30, 2006 was zero.
Credit Suisse First Boston line of credit. We have a $1.5 billion credit facility with Credit Suisse First Boston Mortgage Capital, $500 million of which is uncommitted. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. This facility expires in December 2006 and bears interest based on a margin over the one-month LIBOR. As of June 30, 2006, the outstanding balance under the facility was $922.4 million. We expect to either renew or extend this facility prior its expiration.
Deutsche Bank line of credit. We have a $1.0 billion credit facility with Deutsche Bank. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. This facility expires in September 2006 and bears interest based on a margin over the one-month LIBOR. As of June 30, 2006, the outstanding balance under the facility was $496.4 million. We expect to either renew or extend this facility prior its expiration.
Deutsche Bank line of credit for delinquent and problem loans. We have a $150.0 million master repurchase agreement with Deutsche Bank that is secured by delinquent or problem loans and by properties we obtain in foreclosures. This credit facility expires in April 2007 and bears interest based on a margin over the one-month LIBOR. As of June 30, 2006, the balance outstanding under this facility was zero.
IXIS line of credit. We have an $850.0 million credit facility with IXIS Real Estate Capital, $150 million of which is uncommitted. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. The facility expires in October 2006 and bears interest based on a margin over the one-month LIBOR. As of June 30, 2006, the balance outstanding under this facility was $660.3 million. We expect to either renew or extend this facility prior its expiration.
Morgan Stanley line of credit. We have a $3.0 billion credit facility with Morgan Stanley Bank and Morgan Stanley Mortgage Capital, Inc. The agreement allows for both the funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. This facility expires in February 2007 and bears interest based on a margin over the one-month LIBOR. As of June 30, 2006, the balance outstanding under this facility was $1.4 billion.
UBS Real Estate Securities line of credit. New Century Mortgage’s special-purpose subsidiary, New Century Funding I, has a $2.0 billion asset-backed note purchase and security agreement with UBS Real Estate Securities, $500 million of which is uncommitted. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. The facility expires in June 2008 and bears interest based on a margin over the one-month LIBOR. As of June 30, 2006, the balance outstanding under this facility was $1.3 billion.
Goldman Sachs Mortgage line of credit. We have a $450.0 million credit facility with Goldman Sachs Mortgage Company, $250.0 million of which is uncommitted. The facility expires in February 2007 and bears interest based on a margin over the one-month LIBOR. The facility allows our platform acquired from Access Lending to conduct its mortgage warehouse lending activities with small to mid-size mortgage originators. As of June 30, 2006, the balance outstanding under this facility was $81.8 million.
State Street Bank line of credit. We have a $55.0 million credit facility with Galleon Capital Corporation, State Street Capital Markets, LLC and State Street Bank and Trust Company. The facility expires in August 2006 and bears interest based on a margin over the one-month Commercial Paper Index. The facility allows our platform acquired from Access Lending to conduct its mortgage warehouse lending activities with small to mid-size mortgage originators. As of June 30, 2006, the balance outstanding under this facility was $35.7 million. We expect to renew or extend this facility prior to its expiration.
Guaranty Bank line of credit. We have a $125.0 million credit facility with Guaranty Bank. The facility expires in February 2007 and bears interest based on a margin over the one-month LIBOR. The facility allows our platform acquired from Access Lending to conduct its mortgage warehouse lending activities with small to mid-size mortgage originators. As of June 30, 2006, the balance outstanding under this facility was $78.9 million.
     Convertible Senior Notes
On July 8, 2003, New Century TRS closed a private offering of $210.0 million of 3.50% convertible senior notes due July 3, 2008 pursuant to Rule 144A under the Securities Act of 1933. On March 17, 2004, the convertible senior notes became convertible into New Century TRS common stock at a conversion price of $34.80 per share. As a result of the merger that affected our conversion to a REIT, the convertible senior notes became convertible into shares of New Century common stock. In December 2004 and June 2005, through a series of transactions, all but $5,000,000 of the original outstanding principal balance of the convertible senior notes was converted into shares of our common stock. On February 17, 2006, the holder of the convertible senior notes elected to convert the remaining $5,000,000 aggregate principal amount of convertible senior notes into 165,815 shares of New Century common stock.
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

     Securitizations Structured as Financings
Prior to 2003, we realized net cash proceeds in our securitization transactions in an amount similar to whole loan sales, as a result of NIMS transactions that closed concurrently with our securitizations. During the six months ended June 30, 2006, we completed four securitizations structured as financings totaling $3.4 billion, resulting in the recording of loans held for investment as an asset and financing on loans held for investment as a liability. We completed three securitizations structured as a financings totaling $8.9 billion for the six months ended June 30, 2005. Without a concurrent NIMS transaction, securitizations structured as financings generally require an initial cash investment ranging from approximately 2% to 4% of the principal balance of the loans. Immediately following the securitization, we start to receive interest payments on the underlying mortgage loans and pay interest payments to the bondholders, creating positive cash flow. As the loans age, losses on the portfolio begin to reduce this cash flow.
For the six months ended June 30, 2006, the initial cash investment in securitizations structured as financings was $110.3 million. For the six months ended June 30, 2005, the initial cash investment in the securitizations structured as financings was $318.3 million. For the six months ended June 30, 2006 and 2005, we received $233.5 million and $301.5 million, respectively, in cash flows from these securitizations.
     Other Borrowings
We periodically enter into equipment financing arrangements from time to time that are treated as notes payable for financial statement purposes. As of June 30, 2006 and December 31, 2005, the balances outstanding under these borrowing arrangements were $28.0 million and $39.1 million, respectively.
During the third quarter of 2003, we entered into a $20.0 million servicer advance agreement, which allows us to borrow up to 95% of servicing advances on our servicing portfolio. As of June 30, 2006, the balance outstanding under this facility was $15.3 million. As of December 31, 2005, the balance outstanding under this facility was $18.5 million. This facility expires in August 2006. We expect to either renew or extend this facility prior to its expiration.
     Off-Balance Sheet Arrangements
We are party to various transactions that have an off-balance sheet component. In connection with our off-balance sheet securitization transactions, as of June 30, 2006, there were $6.2 billion in loans owned by off-balance sheet trusts. The trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to us in the event that the loans in the various trusts do not perform as expected. Because these trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, we have included only our residual interest in these loans on our balance sheet. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these residual assets. See “— Residual Interests in Securitizations” for further discussion of our risks with respect to these off-balance sheet arrangements.
As of June 30, 2006, in connection with our strategy to mitigate interest rate risk in our mortgage loans held for investment, we had approximately $42.5 billion notional amount of Euro Dollar futures contracts outstanding, expiring between September 2006 and September 2009, and $2.8 billion notional amount of interest rate swap contracts expiring between September 2009 and September 2011. The notional amount of Euro Dollar futures contracts is greater than the outstanding balance of items they hedge because we have multiple Euro Dollar futures contracts at various maturities covering the same hedged items for different periods. The fair value of the Euro Dollar futures contracts and the interest rate swap contracts was $94.6 million and $11.7 million, respectively, as of June 30, 2006, which are included in prepaid expenses and other assets. In addition, we enter into commitments to fund loans that we intend to sell to investors that set the interest rate of the loans prior to funding. These interest rate lock commitments are considered to be derivatives and are recorded on our balance sheet at fair value. As of June 30, 2006, the approximate value of the underlying principal balance of loan commitments was $691.3 million.

     Contractual Obligations
The following table summarizes our material contractual obligations as of June 30, 2006 (dollars in thousands). The maturity of our financing on mortgage loans held for investment is based on certain prepayment assumptions (see “— Securitizations Structured as Financings” for further details).
As of June 30, 2006, we had undisbursed home equity lines of credit of $1.8 million.

		Payment Due By Period

		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years

Notes payable	$27,984	17,829	10,155	—	—
Operating leases	187,782	35,944	67,065	38,787	45,986
Credit facilities	8,786,300	8,786,300	—	—	—
Financing on mortgage loans held for investment	15,794,335	5,549,244	5,538,734	2,210,520	2,495,837
     Stock Repurchases
In the fourth quarter of 2005, our board of directors approved a new share repurchase program for up to 5 million shares of New Century common stock over the following 12 months. In the second quarter of 2006, we repurchased 551,800 shares at an average price of $45.56 per share for an aggregate amount of $25.1 million. Under the current stock repurchase program, we have repurchased over 1.4 million shares of our common stock in the aggregate, at an average price of $38.17 per share. We periodically direct our stock transfer agent to cancel repurchased shares. All repurchased common shares were canceled as of June 30, 2006.
Any future stock repurchases may be made on the open market through block trades or in privately negotiated sales in accordance with applicable law. The number of shares to be purchased and the timing of the purchases will be based upon the level of our cash balances, general business conditions and other factors including alternative investment opportunities. We may terminate, suspend, reduce or increase the size of the stock repurchase program at any time.
For the six months ended June 30, 2005, we did not make any stock repurchases except for repurchases related to employee stock options and restricted stock.
     Cash Flow
For the six months ended June 30, 2006, our cash flow from operations decreased by $64.1 million to $213.3 million compared to $277.4 million for the same period in 2005. This decrease was due primarily to a $178.8 million change in other assets and liabilities for the six months ended June 30, 2006 compared to the same period in 2005. The change in other assets and liabilities was primarily a result of increases in real estate owned, increases in origination costs capitalized on our mortgage loans held for sale and changes in trust liabilities related to our loans held for investment.
For the six months ended June 30, 2006, our cash flow from investing activities increased by $5.6 billion to $147.6 million compared to cash used in investing activities of $5.5 billion for the same period in 2005. This increase in cash flow was due to a $767.8 million increase in principal payments received on mortgage loans held for investment for the six months ended June 30, 2006 and $4.8 billion less of cash used to originate or acquire mortgage loans for investment for the six months ended June 30, 2006 compared to the same period in 2005.
For the six months ended June 30, 2006, cash used in financing activities increased by $5.4 billion to $483.8 million compared to cash flow from financing of $4.9 billion for the six months ended June 30, 2005. This decrease was due mainly to a decrease of proceeds from issuance of financing on mortgage loans held for investment from $8.6 billion for the six months ended June 30, 2005 to $3.3 billion for the same period in 2006 due to a lower amount of securitizations structured as financings for the six months ended June 30, 2006 compared to the same period in 2005.
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
Our principal strategies to effectively manage our liquidity and capital include managing the percentage of loans sold through whole loan sale transactions, off-balance sheet securitizations and securitizations structured as financings, including the use of NIM structures as appropriate, giving consideration to whole loan prices, the amount of cash required to finance securitizations structured as financings, the expected returns on such securitizations and REIT qualification requirements. In addition, we may access the capital markets when appropriate to support our business operations. In the fourth quarter of 2005, our board announced and approved a common stock repurchase program. We intend to execute the repurchase program while maintaining our targeted cash and liquidity levels. There can be no assurance that we will be able to achieve these goals and operate in a cash flow-neutral or cash flow-positive basis.
Subject to the various uncertainties described above, and assuming that we will be able to successfully execute our liquidity strategy, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future, while enabling us to maintain our qualification as a REIT under the requirements of the Code.
Cash and liquidity, which includes available borrowing capacity, was $426.0 million at June 30, 2006 compared to $530.4 million at December 31, 2005. Available borrowing capacity represents the excess of mortgage loan collateral for our mortgage loans held for sale, net of the amount borrowed under our short-term credit facilities.

     Quarterly Dividend
On May 9, 2006, we declared a quarterly cash dividend at the rate of $1.80 per share that was paid on July 31, 2006 to stockholders of record at the close of business on June 30, 2006. On August 2, 2006, we declared a quarterly cash dividend at the rate of $1.85 per share that will be paid on October 31, 2006 to stockholders of record at the close of business on September 29, 2006. Any future declarations of dividends will be subject to our earnings, financial position, capital requirements, contractual restrictions and other relevant factors.
We are required to pay to holders of our Series A Cumulative Redeemable Preferred Stock cumulative dividends from the date of original issuance on June 21, 2005 in the amount of $2.28125 per share each year, which is equivalent to 9.125% of the $25.00 liquidation preference per share. On May 9, 2006, we declared a cash dividend at the rate of $0.5703125 per share that was paid on June 30, 2006 to holders of our Series A Cumulative Redeemable Preferred Stock at the close of business on June 1, 2006. On July 26, 2006, we declared a cash dividend at the rate of $0.5703125 per share that will be paid on September 29, 2006 to holders of our Series A Cumulative Redeemable Preferred Stock at the close of business on September 1, 2006. Future dividends on our Series A Cumulative Redeemable Preferred Stock will be payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, or if not a business day, the prior preceding business day.

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
As of June 30, 2006:

Hypothetical Change in Interest Rate (basis points)	+50	+100	-50	-100

Change in fair value of residual interests in securitizations	$(10,281)	(21,112)	11,154	21,987
Change in fair value of derivatives related to residual interests in securitizations	7,512	15,025	(7,513)	(15,025)
Change in fair value of mortgage loans held for investment	(61,007)	(113,012)	55,714	116,698
Change in fair value of derivatives related to mortgage loans held for investment	62,175	124,350	(62,175)	(124,350)

Net change	$(1,601)	5,251	(2,820)	(690)

As of December 31, 2005:

Hypothetical Change in Interest Rate (basis points)	+50	+100	-50	-100

Change in fair value of residual interests in securitizations	$(15,440)	(30,801)	14,457	28,716
Change in fair value of derivatives related to residual interests in securitizations	12,913	25,825	(12,913)	(25,825)
Change in fair value of mortgage loans held for investment	(86,166)	(169,337)	89,367	176,368
Change in fair value of derivatives related to mortgage loans held for investment	82,038	164,075	(82,038)	(164,075)

Net change	$(6,655)	(10,238)	8,873	15,184

Item 4.	Controls and Procedures
As of June 30, 2006, the end of our second quarter, our management, including our Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded, as of June 30, 2006, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during the quarter ended June 30, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We have previously disclosed our material litigation and regulatory issues in our Annual Report on Form 10-K, for the period ended December 31, 2005, in our Quarterly Reports on Form 10-Q and in our other filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Below are updates on those matters as to which there were material developments in the second quarter of 2006.
England. In April 2003, two former, short-term employees, Kimberly A. England and Gregory M. Foshee, filed a complaint seeking class action status against New Century Financial and New Century Mortgage (collectively, the “New Century Entities”), Worth Funding Incorporated (now known as New Century Credit Corporation) (“Worth”) and The Anyloan Company (now known as Home123 Corporation) (“Anyloan”). The action was removed on May 12, 2003 from the 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana to the U.S. District Court for the Middle District of Louisiana in response to the New Century Entities, Worth and Anyloan’s Petition for Removal. The complaint alleges failure to pay overtime wages in violation of the federal Fair Labor Standards Act, or FLSA. The plaintiffs filed an additional action in Louisiana state court (19th Judicial District Court, Parish of East Baton Rouge) on September 18, 2003, adding James Gray as a plaintiff and seeking unpaid wages under state law, with no class claims. This second action was removed on October 3, 2003 to the U.S. District Court for the Middle District of Louisiana, and was ordered consolidated with the first action. In April 2004, the U.S. District Court unilaterally de-consolidated the James Gray individual action. In September 2003, the plaintiffs also filed a motion to dismiss their claims in Louisiana to enable them to join in a subsequently filed case in Minnesota entitled Klas vs. New Century Financial Corporation, et al. The New Century Entities, Worth and Anyloan opposed the motion and the court agreed with their position and refused to dismiss the plaintiffs’ case, as it was filed first. The Klas case was consolidated with this case and discovery is proceeding. The New Century Entities, Worth and Anyloan filed a motion to dismiss Worth and Anyloan as defendants. The court granted the motion to dismiss in April 2004. On June 28, 2004, the New Century Entities filed a motion to reject conditional certification of a collective action. The New Century Entities’ motion to reject the class was granted on June 30, 2005. The plaintiffs had 30 days to file individual actions against the New Century Entities, and approximately 450 actions were filed. Settlement discussions commenced at mediation in January 2006 and are ongoing.
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
Rubio. In March 2005, Daniel J. Rubio, a former employee of New Century Mortgage filed a class action complaint against New Century Mortgage in the Superior Court of Orange County, California. The complaint alleges failure to pay overtime wages, failure to provide meal and rest periods, and that New Century Mortgage engaged in unfair business practices in violation of the California Labor Code. New Century Mortgage filed a motion to strike and demurrer to the complaint in May 2005. On July 8, 2005, the court overruled the demurrer and granted the motion to strike. The amended complaint was filed in July 2005 and New Century Mortgage filed its answer in August 2005. In December 2005, New Century Mortgage filed a motion to strike portions of the complaint, which was granted in New Century Mortgage’s favor. In July 2006, plaintiff filed a second amended complaint that alleges failure to pay overtime wages (under state and federal law), failure to provide meal and rest periods, waiting time penalties and improper deductions and record keeping. The second amended complaint seeks recovery of unpaid wages, interest, penalties, restitution, attorneys’ fees and costs and preliminary and permanent injunctive relief. There are 1,349 putative class members. Discovery is ongoing.

Bonner. In April 2005, Perrie Bonner and Darrell Bruce filed a class action lawsuit against New Century Mortgage and Home123 Corporation (“Home123”) in the U.S. District Court, Northern District of Indiana, Hammond Division alleging violations of the Fair Credit Reporting Act, or FCRA, claiming that New Century Mortgage and Home123 accessed consumer credit reports without authorization because the prescreened offers of credit did not qualify as firm offers of credit. The proposed class consists of all persons in Indiana, Illinois and Wisconsin who received the prescreened offers from April 20, 2003 to May 10, 2005. New Century Mortgage and Home 123 filed their answer to the complaint on June 30, 2005. In September 2005, plaintiffs filed a motion for class certification and on November 1, 2005, New Century Mortgage and Home123 filed a motion for judgment on the pleadings. In April 2006, plaintiffs filed a motion for leave to modify the proposed class definitions by reducing the size of the class to just the Northern District of Indiana. New Century Mortgage and Home123 filed a motion to bifurcate class and non-class discovery, which the court granted in April 2006. In May 2006, the court ruled on the motion for judgment of the pleadings, granting that 15 U.S.C. §1681m did not violate clear and conspicuous provisions for mailings sent after December 1, 2004 and denied for mailings sent before December 1, 2004. In May 2006, the New Century Mortgage and Home123 filed a motion for summary judgment; plaintiffs also filed a motion for summary judgment. In August 2006, the Court granted plaintiffs’ motion for class certification. The class size is limited to the Northern District of Indiana.
Phillips. In July 2005, Pamela Phillips filed a class action lawsuit against the New Century Entities and Home123 in the District Court, Central District of California. Plaintiff alleges violations of FCRA, claiming that the New Century Entities and Home123 accessed consumer credit reports without authorization because the prescreened offers of credit did not qualify as firm offers of credit. The case also alleges that certain disclosures were not made in a clear and conspicuous manner. The proposed class consists of all persons nationwide whose consumer reports were obtained or used by the New Century Entities in connection with a credit transaction not initiated by the consumer and who did not receive a firm offer of credit from the New Century Entities. A proposed sub-class consists of all persons whose consumer reports were obtained or used by the New Century Entities in connection with a credit transaction not initiated by them, and who received a written solicitation to enter a credit transaction which did not provide clear and conspicuous disclosures as required by 15 U.S.C. section 1681m(d). The complaint seeks damages of not more than $1,000 for each alleged violation, declaratory relief, injunctive relief, attorneys’ fees and costs. The New Century Entities and Home123 filed a motion to dismiss certain claims in October 2005. In November 2005, the court granted the motion to dismiss these claims. In early March 2006, the court, on its motion, reversed its prior ruling on the motion to dismiss citing the 7th Circuit Court of Appeals recent decision in the Murray v. GMAC Mortgage Corporation case. Based on the ruling, plaintiffs amended the complaint to add the claims that had been dismissed. Discovery is ongoing.
Jeppesen. In October 2005, Patricia and Stephen Jeppesen filed a class action lawsuit against New Century Mortgage in the U.S. District Court, Northern District Of Indiana. The plaintiffs allege that New Century Mortgage violated the Indiana High Cost Loan Act by allegedly making loans with fees greater than permitted by law unless certain disclosures are made. The class is defined as all persons who obtained a mortgage loan from New Century Mortgage after January 1, 2005 on their principal residence in Indiana. A second claim in the complaint alleges that New Century Mortgage improperly charged a document preparation fee. The class also includes all persons in Indiana who paid a document preparation fee to New Century Mortgage in the six years prior to the filing of the complaint. The complaint seeks statutory damages, attorneys’ fees, costs, restitution and other relief. In December 2005, New Century Mortgage filed its answer and affirmative defenses and plaintiffs subsequently filed a motion to strike certain affirmative defenses. In July 2006, plaintiffs filed a motion for class certification. Discovery is ongoing.
Forrest. In January 2006, Mary Forrest filed a class action lawsuit against New Century Mortgage in the U.S. District Court for the Eastern District of Wisconsin, Milwaukee Division. The plaintiff alleges violations of FCRA, claiming that the originator accessed prescreened credit reports without authorization because the offers of credit allegedly did not qualify as firm offers of credit. The proposed class consists of persons with Wisconsin addresses to whom the originator sent a particular prescreened offer of credit after November 20, 2004. In February 2006, New Century Mortgage filed both its answer and a motion to transfer the case to the

U.S. District Court for the Central District of California. In June 2006, the court granted New Century Mortgage’s motion to transfer and ordered the case transferred from the U.S. District Court for the Eastern District of Wisconsin to the U.S. District Court, Central District of California.
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
(c) Stock Repurchases.
The following table shows the repurchases of common stock made by or on behalf of the Company or any affiliated purchaser, as such term is described in Rule 10b-18(a)(3) promulgated under the Securities Exchange Act of 1934, as amended, for each calendar month during the quarter ended June 30, 2006:

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number		as Part of Publicly	Shares That May Yet Be
	of Shares	Average Price Paid	Announced Plan	Purchased Under the
Calendar Month	Purchased(1)	per Share	or Program(1)	Plan or Program(1)

April	—	$—	—	4,120,800
May	—	$—	—	4,120,800
June	551,800	$45.56	551,800	3,569,000

Total	551,800	$45.56	551,800	3,569,000

(1)	On November 3, 2005, we publicly announced that our board of directors had approved a stock repurchase program for up to 5 million shares of our common stock over the following 12 months. All purchased shares listed in this table were purchased through this publicly announced plan.

Item 4.	Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Stockholders on May 10, 2006. At the meeting, the stockholders approved the following matters:

1. Re-election of four directors for three-year terms ending in 2009;

2. An amendment to the New Century Financial Corporation 2004 Performance Incentive Plan that increased the number of shares issuable under the plan by 1,250,000 shares and amended certain other share limits under the plan;

3. An amendment to our charter that increased the number of authorized shares of preferred stock from 10,000,000 shares to 25,000,000 shares; and

4. An amendment to our charter that made certain changes to the restrictions on transfer and ownership of capital stock contained in our charter.
For more information about these proposals, see our proxy statement dated April 4, 2006, the relevant portions of which are incorporated herein by reference.

The number of shares of the our common stock issued, outstanding and entitled to vote as of the record date, March 15, 2006, was 56,018,136. The number of votes cast for or withheld and the number of abstentions cast as to each matter voted upon at the meeting are as follows:
Election of Directors

Name	For	Withheld

Robert K. Cole	50,824,241	931,497
David Einhorn	50,802,133	953,605
Donald E. Lange	50,565,386	1,190,352
William J. Popejoy	50,605,721	1,150,017
Other directors whose terms of office continued after the meeting are as follows: Marilyn A. Alexander, Harold A. Black, Edward F. Gotschall, Fredric J. Forster, Brad A. Morrice, Michael M. Sachs and Richard A. Zona. As described in the Current Report on Form 8-K filed by us on June 9, 2006, Mr. Popejoy retired from our board of directors on June 5, 2006.
Approval of Amendment to 2004 Performance Incentive Plan

For	Against	Abstain

34,765,897	1,650,627	160,469
Approval of Amendment to Charter to Increase Authorized Number of Shares of Preferred Stock

For	Against	Abstain

30,556,662	5,884,163	136,168
Approval of Amendment to Charter to Make Certain Changes to the Restrictions on Transfer and Ownership of Capital Stock

For	Against	Abstain

34,372,762	2,041,857	162,369

Item 6.	Exhibits
See “Exhibit Index.”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY FINANCIAL CORPORATION

By:	/s/ Robert K. Cole

Robert K. Cole
Chairman of the Board
Date: August 9, 2006

By:	/s/ Patti M. Dodge

Patti M. Dodge
Executive Vice President and Chief Financial Officer
Date: August 9, 2006

By:	/s/ Brad A. Morrice

Brad A. Morrice
President and Chief Executive Officer
Date: August 9, 2006

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of April 21, 2004, by and among New Century TRS Holdings, Inc. (f/k/a New Century Financial Corporation), New Century Financial Corporation (f/k/a New Century REIT, Inc.) and NC Merger Sub, Inc.(1)
3.1	Articles of Amendment and Restatement of New Century Financial Corporation.(2)
3.2	Certificate of Correction to the Articles of Amendment and Restatement of New Century Financial Corporation, dated as of January 13, 2006 and filed with the State Department of Assessments and Taxation of the State of Maryland on January 20, 2006.(8)
3.3	Articles Supplementary of New Century Financial Corporation.(3)
3.4	Articles Supplementary of New Century Financial Corporation relating to 9.125% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share.(4)
3.5	Amended and Restated Bylaws of New Century Financial Corporation.(2)
3.6	Second Amended and Restated Bylaws of New Century Financial Corporation.(5)
3.7	Third Amended and Restated Bylaws of New Century Financial Corporation.(7)
4.1	Specimen Certificate for New Century Financial Corporation’s Common Stock.(6)
10.1	New Century Financial Corporation 2004 Performance Incentive Plan, as amended.(9)*
10.2	Form of Performance Award Agreement.(10)*
10.3	Master Repurchase Agreement, dated as of June 23, 2006, by and among New Century Mortgage Corporation, New Century Credit Corporation, Home123 Corporation, NC Asset Holding, L.P., New Century Financial Corporation and UBS Real Estate Securities Inc.(11)
10.4	Guaranty, dated as of June 23, 2006, by New Century Financial Corporation in favor of UBS Real Estate Securities Inc.(11)
10.5	Master Repurchase Agreement, dated as of August 1, 2006, by and among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation, Home123 Corporation, New Century Financial Corporation and Citigroup Global Realty Markets Corp.(12)
10.6	Guaranty, dated as of August 1, 2006, by New Century Financial Corporation in favor of Citigroup Global Realty Markets Corp.(12)
10.7	Form of Performance-Accelerated Stock Option Award Agreement.* †
10.8	Form of Performance-Accelerated Restricted Stock Award Agreement.* †
10.9	Form of Dividend Equivalent Rights Award Agreement.* †
10.10	Form of Director Restricted Stock Award Agreement (one year vesting).†
10.11	Form of Director Restricted Stock Award Agreement (three year vesting).†
10.12	Form of Amendment to Director Equity Award Grants.†
10.13	Form of Change in Control Severance Policy.* †
10.14	Amendment Number Twelve to the Amended and Restated Letter Agreement, dated as of June 15, 2006, by and among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation and Citigroup Global Markets Realty Corp.†
10.15	Amendment Number Sixteen to the Master Repurchase Agreement, dated as of June 15, 2006, by and between New Century Funding SB-1 and Citigroup Global Markets Realty Corp.†
10.16	Amendment Number Five to the Second Amended and Restated Master Loan and Security Agreement, dated as of June 15, 2006, among New Century Mortgage Corporation, NC Capital Corporation, New Century Financial Corporation and Citigroup Global Markets Realty Corp.†
10.17	Amendment Number Six to the Second Amended and Restated Master Loan and Security Agreement, dated as of June 23, 2006, among New Century Mortgage Corporation, NC Capital Corporation, New Century Financial Corporation and Citigroup Global Markets Realty Corp.†

Exhibit
Number	Description of Document

10.18	Amendment No. 4 to Master Repurchase Agreement, dated as of July 6, 2006, by and among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation, Home123 Corporation, NC Asset Holding, L.P. (as successor by conversion to NC Residual II Corporation), Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc.†
10.19	Amendment Number Thirteen to the Amended and Restated Letter Agreement, dated as of July 7, 2006, by and among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation and Citigroup Global Markets Realty Corp.†
10.20	Amendment Number Seventeen to the Master Repurchase Agreement, dated as of July 7, 2006, by and between New Century Funding SB-1 and Citigroup Global Markets Realty Corp.†
10.21	Amendment Number Seven to the Second Amended and Restated Master Loan and Security Agreement, dated as of July 7, 2006, among New Century Mortgage Corporation, NC Capital Corporation, New Century Financial Corporation and Citigroup Global Markets Realty Corp.†
10.22	Amendment No. 1 to Master Repurchase Agreement, dated as of July 17, 2006, by and among NC Capital Corporation, New Century Credit Corporation, Home123 Corporation, New Century Mortgage Corporation, DB Structured Products, Inc., Aspen Funding Corp., Newport Funding Corp. and Gemini Securitization Corp., LLC.†
10.23	Amendment Number Eighteen to the Master Repurchase Agreement, dated as of July 31, 2006, by and between New Century Funding SB-1 and Citigroup Global Markets Realty Corp.†
10.24	Amendment Number Fourteen to the Amended and Restated Letter Agreement, dated as of July 31, 2006, by and among New Century Mortgage Corporation, NC Capital Corporation, New Century Credit Corporation and Citigroup Global Markets Realty Corp.†
10.25	Amendment Number Eight to the Second Amended and Restated Master Loan and Security Agreement, dated as of July 31, 2006, among New Century Mortgage Corporation, NC Capital Corporation, New Century Financial Corporation and Citigroup Global Markets Realty Corp.†
31.1	Certification of Robert K. Cole pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Patti M. Dodge pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.3	Certification of Brad A. Morrice pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Robert K. Cole pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Patti M. Dodge pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.3	Certification of Brad A. Morrice pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

(1)	Incorporated by reference from our Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on April 22, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2004.

(3)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2004.

(4)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 21, 2005.

(5)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2005.

(6)	Incorporated by reference to the joint filing of New Century Financial Corporation’s Registration Statement on Form S-3 (333-119753) and New Century TRS Holdings, Inc.’s Post-Effective Amendment No. 3 to the Registration Statement (No. 333-109727) on Form S-3, as filed with the Securities and Exchange Commission on October 14, 2004.

(7)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2005.

(8)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 20, 2006.

(9)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 11, 2006.

(10)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2006.

(11)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 29, 2006.

(12)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 7, 2006.