Form 10-Q
period 2006-09-30
NEW CENTURY FINANCIAL CORP
filed 2006-11-09
CIK 1287286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

As of October 31, 2006, the registrant had 55,470,607 shares of common stock outstanding.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

i

Certain information included in this Quarterly Report on Form 10-Q may include “forward-looking” statements under federal securities laws, and the company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such statements include, without limitation, (i) the company’s business strategies; (ii) the company’s expectations with respect to market trends; (iii) the company’s projected sources and uses of funds from operations; (iv) the potential liability the company faces with respect to its legal proceedings; (v) the potential effects of proposed legislation and regulatory actions; (vi) the company’s expectation that its adoption of SFAS 155 will not have a material impact on its financial statements; (vii) the company’s expectation that its initial adoption of SFAS 156 will not have a material impact to its retained earnings; (viii) the company’s expectation that its adoption of FIN 48 will not have a significant impact on its financial statements; (ix) the company’s expectation that its initial adoption of SAB 108 will not have a material impact on its financial results; (x) the estimates the company uses to establish its allowance for loan losses; (xi) the estimates the company uses to determine the value of its residual assets including the future rate of prepayments, the prepayment premiums that it expects to receive and the manner in which expected delinquencies, default and default loss severity are expected to affect the amount and timing of the estimated cash flows; (xii) the company’s estimates with respect to average cumulative losses as a percentage of the original principal balance of mortgage loans for adjustable-rate and fixed-rate securities; (xiii) the company’s estimates with respect to its prepayments and the prepayment characteristics of its mortgage loans; (xiv) the company’s expectations with respect to the performance of the mortgage loans held in securitization trusts and the ability of the company to realize the current estimated fair value of its residual assets; (xv) the company’s expectations with respect to renewing or extending its various credit facilities; (xvi) the company’s expectation that it will reclassify an additional $21.0 million from OCI into earnings during the remainder of 2006 related to expiring contracts; (xvii) the company’s expectation that the remaining OCI will be reclassified into earnings by September 2009; (xviii) the company’s expectation that the earnings attributable to the REIT will not be taxable due to the benefit of the REIT’s dividend paid deduction; (xix) the company’s estimates with respect to the fair value of its stock options; (xx) the company’s expectation that its decisions regarding secondary marketing transactions in 2006 will be influenced by market conditions and the company’s ability to access external sources of capital; (xxi) the company’s expectation that a significant source of its revenue will continue to be interest income generated from its portfolio of mortgage loans held by the company’s REIT and its taxable REIT subsidiaries; (xxii) the company’s expectation that it will continue to generate revenue through its taxable REIT subsidiaries from the sale of loans, servicing income and loan origination fees; (xxiii) the company’s expectation that the primary components of its expenses will be (a) interest expense on its credit facilities, securitizations and other borrowings, (b) general and administrative expenses and (c) payroll and related expenses arising from its origination and servicing businesses; (xxiv) the company’s expectation that industry consolidation will continue into 2007; (xxv) the company’s belief that its hedging strategies are effective on an economic basis; (xxvi) the company’s expectation that the operating environment will continue to be challenging in the fourth quarter of 2006; (xxvii) the company’s expectation that loan production volume in the fourth quarter will be moderately lower than the third quarter and the company’s non-prime net operating margin will be reduced in the fourth quarter as a result of higher discounted loan sales; (xxviii) the company’s expectation that mortgage loan portfolio income in the fourth quarter of 2006 will be lower than the third quarter as the portfolio balance continues to decline; (xxix) the company’s strategy for next year focusing on maximizing its core mortgage origination franchise through loan origination process improvement, enhanced productivity and increased efficiencies; (xxx) the company’s expectation that it will not add to the mortgage loan portfolio simply to support a dividend target; (xxxi) the company’s expectation that it will continue to evaluate whole loan sales versus securitizations on a case-by-case basis based on whole loan prices relative to its view of the risk-adjusted returns on capital available through securitization; (xxxii) the company’s belief that the current environment calls for a financial strategy that is flexible enough to capitalize on the opportunities that arise during 2007 giving consideration to secondary and capital market conditions; (xxxiii) the company’s belief that it is well-positioned to meet the challenges next year; (xxxiv) the company’s expectation that overall mortgage market volume will decline in 2007; (xxxv) the company’s belief that its size, scale, financial resources, low loan acquisition costs and reputation will enable it to compete successfully and profitably gain market share in the consolidating mortgage industry; (xxxvi) the company’s expectation that, going forward, it will continue to be opportunistic about whole loan sales versus securitization, taking into account secondary market conditions and its capital allocation strategy; (xxxvii) the company’s belief that it is adequately reserved for the expected higher level of loan losses after giving consideration to the performance of its newer vintages; (xxxviii) the execution of the company’s hedging strategies to mitigate the interest rate risk associated with its loans and reduce the variability in its interest margin over the period of each securitization; (xxxix) the company’s belief that the steps it is taking with respect to its underwriting

ii

guidelines are prudent in light of the current market environment and will help ensure that specific loan products are appropriate for the circumstances of individual borrowers and will improve the overall credit quality of the company’s loans; (xl) the company’s plan to continue evaluating its product line; (xli) the company’s expectation that its underwriting changes may result in a modest decline in volume, but will not have a meaningful impact to profitability; (xlii) the company’s plan to manage the timing of its whole loan sales to enhance the net interest income it earns on its loans, while preserving the company’s ability to sell the loans at the maximum price; (xliii) the company’s expectation that the volume of discounted sales and the severity of the discount will continue to challenge originators in the Company’s industry; (xliv) the company’s belief that its ongoing refinement of its underwriting guidelines and continual focus on loan origination process improvement will help mitigate the industry trend relating to higher discounted loan sales; (xlv) the company’s belief that the lower initial payment requirements of pay-option loans may increase the credit risk inherent in its loans held for sale; (xlvi) the company’s design of its underwriting standards, including its recently adopted guidelines for adjustable-rate and interest-only loans, and quality assurance programs to ensure that loan quality is consistent and meets the company’s guidelines, even as the mix of documentation type varies; (xlvii) the company’s beliefs, estimates and assumptions with respect to its critical accounting policies; (xlviii) the company’s estimates and assumptions relating to the interest rate environment, the economic environment, secondary market conditions and the performance of the loans underlying its residual assets and mortgage loans held for investment; (il) the company’s use of a prepayment curve to estimate the prepayment characteristics of its mortgage loans; (l) the company’s right to terminate, reduce or increase the size of its stock purchase program at any time; (li) the company’s execution of its principal strategies to effectively manage its liquidity and capital; (lii) the company’s target levels of liquidity and capital; (liii) the company’s expectation that prepayment speeds will continue to be at more normal levels through the fourth quarter of 2006; (liv) the company’s intention to access the capital markets when appropriate to support its business operations; (lv) the company’s intention to execute its stock repurchase program while maintaining its targeted cash and liquidity levels; (lvi) the company’s plan to return capital to shareholders through a capital distribution program; (lvii) the company’s belief that the cash to fund its stock repurchase and capital distribution program can come from a variety of sources, including, but not limited to, cash flow from its taxable REIT subsidiaries and mortgage banking operations, cash flow from its portfolio of mortgage securities, including the release of over-collateralization from such securities, and through external capital sources; (lviii) the company’s expectation that its liquidity, credit facilities and capital resources will be sufficient to fund its operations for the foreseeable future, while enabling the company to maintain its qualification as a REIT under the requirements of the Code; (lix) the company’s expectation that its fourth quarter dividend will be paid in the amount of $1.90 per share on January 31, 2007 to stockholders of record at the close of business on December 29, 2006; and (lx) the company’s expectation that any future declarations of dividends on its common stock will be subject to its earnings, financial position, capital requirements, contractual restrictions and other relevant factors. The company cautions that these statements are qualified by important factors that could cause its actual results to differ materially from expected results in the forward-looking statements. Such factors include, but are not limited to, (i) the condition of the U.S. economy and financial system; (ii) the interest rate environment; (iii) the effect of increasing competition in the company’s sector; (iv) the condition of the markets for whole loans and mortgage-backed securities; (v) the stability of residential property values; (vi) the company’s ability to comply with the requirements applicable to REITs; (vii) the company’s ability to increase its portfolio income; (viii) the company’s ability to continue to maintain low loan acquisition costs; (ix) the potential effect of new state or federal laws and regulations; (x) the company’s ability to maintain adequate credit facilities to finance its business; (xi) the outcome of litigation or regulatory actions pending against the company; (xii) the company’s ability to adequately hedge its residual values, cash flows and fair values; (xiii) the accuracy of the assumptions regarding the company’s repurchase allowance and residual valuations, prepayment speeds and loan loss allowance; (xiv) the ability to finalize its forward sale commitments; (xv) the ability to deliver loans in accordance with the terms of forward sale commitments; (xvi) the assumptions underlying the company’s risk management practices; and (xvii) the ability of the company’s servicing platform to maintain high performance standards. Additional information on these and other factors is contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the company’s other periodic filings with the Securities and Exchange Commission. The company assumes no, and hereby disclaims any, obligation to update the forward-looking statements contained in this Quarterly Report on Form 10-Q.

iii

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
(Dollars in thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Cash and cash equivalents	$408,860	503,723
Restricted cash	572,847	726,697
Mortgage loans held for sale at lower of cost or market	8,945,134	7,825,175
Mortgage loans held for investment, net of allowance of $191,561 and $198,131, respectively	14,030,999	16,143,865
Residual interests in securitizations — held-for-trading	223,680	234,930
Mortgage servicing assets	59,878	69,315
Real estate owned, net of allowance of $56,318 and $18,196, respectively	84,021	37,642
Accrued interest receivable	109,598	101,945
Income taxes, net	80,551	80,823
Office property and equipment, net	87,736	86,886
Goodwill	95,792	92,980
Prepaid expenses and other assets	360,672	243,109

Total assets	$25,059,768	26,147,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facilities on mortgage loans held for sale	$8,487,850	7,439,685
Financing on mortgage loans held for investment, net	13,858,940	16,045,459
Accounts payable and accrued liabilities	574,258	508,163
Junior subordinated notes	51,545	—
Convertible senior notes, net	—	4,943
Notes payable	22,826	39,140

Total liabilities	22,995,419	24,037,390
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 25,000,000 shares at September 30, 2006 and 10,000,000 shares at December 31, 2005;
Series A preferred stock; issued and outstanding 4,500,000 shares at September 30, 2006 and December 31, 2005	45	45
Series B preferred stock; issued and outstanding 2,300,000 shares at September 30, 2006 and none at December 31, 2005	23	—
Common stock, $0.01 par value. Authorized 300,000,000 shares at September 30, 2006 and December 31, 2005; issued and outstanding 55,329,184 and 55,723,267 shares at September 30, 2006 and December 31, 2005, respectively	553	557
Additional paid-in capital	1,246,451	1,234,362
Accumulated other comprehensive income	23,450	61,045
Retained earnings	793,827	828,270

	2,064,349	2,124,279
Deferred compensation costs	—	(14,579)

Total stockholders’ equity	2,064,349	2,109,700

Total liabilities and stockholders’ equity	$25,059,768	26,147,090

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Earnings
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Interest income	$514,172	494,621	1,478,288	1,246,553
Interest expense	(375,228)	(290,899)	(1,019,552)	(671,535)

Net interest income	138,944	203,722	458,736	575,018
Provision for losses on mortgage loans held for investment	(20,756)	(38,542)	(80,906)	(105,655)

Net interest income after provision for losses	118,188	165,180	377,830	469,363
Other operating income:
Gain on sale of mortgage loans	173,045	176,241	497,732	409,797
Servicing income	17,770	10,203	47,424	23,556
Other income (loss)	(20,747)	4,986	18,845	12,257

Total other operating income	170,068	191,430	564,001	445,610
Operating expenses:
Personnel	112,575	146,575	356,218	378,258
General and administrative	57,498	49,823	170,086	133,922
Advertising and promotion	14,643	25,661	41,197	66,204
Professional services	13,295	11,580	33,588	29,063

Total operating expenses	198,011	233,639	601,089	607,447

Earnings before income taxes	90,245	122,971	340,742	307,526
Income tax expense	23,603	2,867	64,822	7,583

Net earnings	66,642	120,104	275,920	299,943
Dividends paid on preferred stock	3,174	2,567	8,307	2,852

Net earnings available to common stockholders	$63,468	117,537	267,613	297,091

Basic earnings per share	$1.14	2.10	4.81	5.37
Diluted earnings per share	$1.12	2.04	4.72	5.18
Basic weighted average shares outstanding	55,512,895	55,870,410	55,605,770	55,345,952
Diluted weighted average shares outstanding	56,529,650	57,598,055	56,719,551	57,421,474

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net earnings	$66,642	120,104	275,920	299,943
Net unrealized gains (losses) on derivative instruments designated as hedges	(60,792)	66,977	(40,396)	44,371
Reclassification adjustment into earnings for derivative instruments	781	2,375	2,386	9,862
Tax effect	421	(600)	415	(1,449)

Comprehensive income	$7,052	188,856	238,325	352,727

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Changes In Stockholders’ Equity
Year Ended December 31, 2005 and Nine Months Ended September 30, 2006
(In thousands, except per share amounts)
(Nine Months Ended September 30, 2006 Unaudited)

						Accumulated
						Other
	Preferred	Preferred	Common	Common	Additional	Comprehensive
	Shares	Stock	Shares	Stock	Paid-In	Income	Retained	Deferred
	Outstanding	Amount	Outstanding	Amount	Capital	(Loss)	Earnings	Compensation	Total

Balance at December 31, 2004	—	—	54,703	547	1,108,590	(4,700)	781,627	(7,499)	1,878,565
Proceeds from issuance of common stock	—	—	1,880	19	26,440	—	—	—	26,459
Proceeds from issuance of preferred stock	4,500	45	—	—	108,619	—	—	—	108,664
Repurchases and cancellation of treasury stock	—	—	(879)	(9)	(29,465)	—	—	—	(29,474)
Cancelled shares related to stock options	—	—	(244)	(2)	(12,414)	—	—	—	(12,416)
Conversion of convertible senior notes	—	—	15	—	500	—	—	—	500
Issuance of restricted stock, net	—	—	248	2	14,493	—	—	(14,495)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	7,415	7,415
Net earnings	—	—	—	—	—	—	416,543	—	416,543
Tax benefit related to non-qualified stock options	—	—	—	—	17,599	—	—	—	17,599
Other comprehensive income, net of tax	—	—	—	—	—	65,745	—	—	65,745
Dividends declared on common stock, $6.50 per share	—	—	—	—	—	—	(364,482)	—	(364,482)
Dividends declared on preferred stock, $1.20 per share	—	—	—	—	—	—	(5,418)	—	(5,418)

Balance at December 31, 2005	4,500	45	55,723	557	1,234,362	61,045	828,270	(14,579)	2,109,700
Proceeds from issuance of common stock	—	—	827	8	14,706	—	—	—	14,714
Proceeds from issuance of preferred stock	2,300	23	—	—	55,580	—	—	—	55,603
Repurchases and cancellation of treasury stock	—	—	(1,544)	(15)	(66,476)	—	—	—	(66,491)
Cancelled shares related to stock options	—	—	(93)	(1)	(1,355)	—	—	—	(1,356)
Compensation expense related to common stock options	—	—	—	—	8,318	—	—	—	8,318
Excess tax benefits related to non-qualified stock options	—	—	—	—	5,037	—	—	—	5,037
Conversion of convertible senior notes	—	—	166	2	4,998	—	—	—	5,000
Restricted stock, net	—	—	250	2	(2,480)	—	—	—	(2,478)
Compensation expense related to restricted stock	—	—	—	—	8,340	—	—	—	8,340
Reclassification of deferred compensation related to adoption of SFAS 123R	—	—	—	—	(14,579)	—	—	14,579	—
Net earnings	—	—	—	—	—	—	275,920	—	275,920
Other comprehensive income, net of tax	—	—	—	—	—	(37,595)	—	—	(37,595)
Dividends declared on common stock, $5.40 per share	—	—	—	—	—	—	(302,056)	—	(302,056)
Dividends declared on Series A preferred stock, $1.71 per share	—	—	—	—	—	—	(7,700)	—	(7,700)
Dividends declared on Series B preferred stock, $0.26 per share	—	—	—	—	—	—	(607)	—	(607)

Balance at September 30, 2006	6,800	68	55,329	553	1,246,451	23,450	793,827	—	2,064,349

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$275,920	299,943
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of office property and equipment	22,669	16,048
Amortization of deferred costs related to mortgage loans held for investment	64,984	65,072
Amortization related to mortgage servicing rights and other	15,004	8,634
Stock-based compensation	16,658	5,657
Cash flows received from residual interests in securitizations	2,113	15,021
Accretion of Net Interest Receivables, or “NIR”	(18,986)	(11,949)
NIR gains	—	(34,807)
Servicing gains	(30,026)	(60,927)
Fair value adjustment of residual interests in securitizations	28,123	7,645
Provision for losses on mortgage loans held for investment	80,906	105,655
Provision for repurchase losses	5,261	4,300
Increase in real estate owned, net	(46,379)	(16,558)
Mortgage loans originated or acquired for sale	(42,077,479)	(30,215,340)
Mortgage loan sales, net	40,630,368	25,453,537
Principal payments on mortgage loans held for sale	446,841	209,084
Increase in credit facilities on mortgage loans held for sale	1,048,165	4,513,854
Tax benefit (change) related to non-qualified stock options	(5,037)	—
Net change in other assets and liabilities	(249,179)	77,391

Net cash provided by operating activities	209,926	442,260

Cash flows from investing activities:
Mortgage loans originated or acquired for investment, net	(3,376,627)	(10,273,642)
Principal payments on mortgage loans held for investment	5,370,993	4,984,710
Sale of mortgage servicing rights	29,479	8,477
Purchase of office property and equipment	(23,519)	(46,761)
Acquisition of net assets	9,795	(80,573)

Net cash provided by (used in) investing activities	2,010,121	(5,407,789)

Cash flows from financing activities:
Proceeds from issuance of financing on mortgage loans held for investment, net	3,280,904	9,792,230
Repayments of financing on mortgage loans held for investment	(5,488,031)	(4,688,033)
(Increase) decrease in restricted cash	153,850	(317,306)
Proceeds from issuance of junior subordinated notes	51,545	—
Net proceeds from issuance of common stock	14,714	25,368
Net proceeds from issuance of preferred stock	55,603	108,664
Increase (decrease) in notes payable, net	(16,314)	7,680
Payment of dividends on common stock	(294,193)	(259,067)
Payment of dividends on preferred stock	(7,700)	(2,852)
Excess tax benefits from stock-based compensation	5,037	—
Purchase of common stock	(70,325)	(13,950)

Net cash provided by (used in) financing activities	(2,314,910)	4,652,734

Net decrease in cash and cash equivalents	(94,863)	(312,795)
Cash and cash equivalents, beginning of year	503,723	842,854

Cash and cash equivalents, end of period	$408,860	530,059

Supplemental cash flow disclosure:
Interest paid	$1,014,275	652,937
Income taxes paid	60,720	24,746
Supplemental noncash financing activity:
Restricted stock issued	$8,340	14,866
Restricted stock cancelled	2,478	5,896
Accrued dividends on common stock	102,400	93,183
Accrued dividends on preferred stock	607	—

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2006 and 2005

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

Pursuant to the merger that implemented the restructuring of New Century TRS in order for it to qualify as a REIT (the “Merger”), New Century became the publicly-traded parent listed on the New York Stock Exchange, or NYSE, began trading under the ticker symbol “NEW,” and succeeded to and continued to operate substantially all of the existing businesses of New Century TRS and its subsidiaries. The Merger was consummated and became effective on October 1, 2004, and was accounted for on an “as if pooling basis.” These consolidated financial statements give retroactive effect to the Merger for the periods presented. Accordingly, under “as if pooling accounting,” the assets and liabilities of New Century TRS transferred to New Century in connection with the Merger have been accounted for at historical amounts as if New Century TRS was transferred to New Century as of the earliest date presented and the consolidated financial statements of New Century prior to the Merger include the results of operations of New Century TRS. Stockholders’ equity amounts presented for years prior to the formation of New Century are those of New Century TRS, adjusted for the Merger exchange rate.

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

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

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

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in New Century’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Reclassification

Certain amounts from the prior year’s presentation have been reclassified to conform to the current year’s presentation.

Recent Accounting Developments

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which provides the following: (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit in the form of subordination are not embedded derivatives and (5) amends Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125,” to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 accounting for certain hybrid financial instruments is effective for the Company beginning January 1, 2007. Adoption of SFAS 155 is not expected to have a material impact on the Company’s financial statements.

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

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

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

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” was issued in June 2006. FIN 48 clarifies the accounting for uncertainty in tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition, and is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period FIN 48 is adopted. The Company’s accounting for its income tax contingency reserves is not based on the provisions of FIN 48 because its financial statements for the first quarter of 2006 have been issued without the early adoption of the provisions of FIN 48. Management is currently evaluating the impact of adopting FIN 48; however, it is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its financial condition and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. SAB 108 will be effective beginning January 1, 2007. The Company is evaluating the impact of adopting SAB 108 on the Company’s financial results.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and cash due from banks.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

Restricted Cash

As of September 30, 2006, restricted cash totaled $572.8 million, and included $55.9 million in cash held in margin accounts associated with the Company’s interest rate risk management activities, $443.0 million in cash held in custodial accounts associated with its mortgage loans held for investment, $37.5 million in cash held in a cash reserve account and $34.7 million in cash held in a funding trust account in connection with its asset-backed commercial paper facility and $1.7 million in cash held in trust accounts on behalf of borrowers. As of December 31, 2005, restricted cash totaled $726.7 million, and included $73.4 million in cash held in a margin account associated with the Company’s interest rate risk management activities, $633.0 million in cash held in custodial accounts associated with its mortgage loans held for investment, $20.0 million in cash held in a cash reserve account in connection with its asset-backed commercial paper facility and $0.3 million in cash held in trust accounts on behalf of borrowers.

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

Residual Interests in Securitizations

Residual interests in securitizations (the “Residuals”) are recorded by the Company as a result of the sale of loans through securitizations that the Company structures as sales rather than financings, referred to as “off-balance sheet securitizations.” Residuals include the present value of the expected future cash flows that the Company will receive as described below (the “Cash Flows”). The Company may sell Residuals through net interest margin securities (“NIMS”).

The Company generally structures off-balance sheet securitizations as follows: first, it sells a portfolio of mortgage loans to a special purpose entity (“SPE”) that has been established for the limited purpose of buying

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

and reselling mortgage loans; then the SPE transfers the same mortgage loans to a Real Estate Mortgage Investment Conduit (the “REMIC”) or Owners Trust (the “Trust”), which is a qualifying special purpose entity (“QSPE”) as defined under Statement of Financial Accounting Standards No. 140 (“SFAS 140”); and, finally, the Trust issues (i) interest-bearing asset-backed securities (the “Bonds and Certificates”) generally in an amount equal to the aggregate principal balance of the mortgage loans and (ii) a certificate to the Company representing a residual interest in Cash Flows related to the payments made on the securitized loans. The Bonds and Certificates are typically sold at face value on a non-recourse basis, except that the Company provides to the Trust representations and warranties customary in the mortgage banking industry. One or more investors typically purchase these Bonds and Certificates for cash. The Trust uses the cash proceeds to pay the Company the cash portion of the purchase price for the mortgage loans. In addition, the Company may provide a credit enhancement in the form of additional collateral (the “OC Account”) held by the Trust. The servicing agreements typically require that the OC Account be maintained at certain levels.

At the closing of each off-balance sheet securitization, the Company removes from its consolidated balance sheet the mortgage loans held for sale and adds to its consolidated balance sheet (i) the cash received, (ii) the fair value of the Residuals and (iii) the estimated fair value of the servicing asset, if applicable. The excess of the cash received and the assets retained over the carrying value of the loans sold, less transaction costs, equals the net gain on sale of mortgage loans recorded by the Company in its consolidated statement of earnings.

NIMS transactions are generally structured as follows: first, the Company sells or contributes the Residuals to a SPE established for the limited purpose of receiving and selling asset-backed residual interests-in-securitization certificates; then, the SPE transfers the Residuals to the Trust; and, finally, the Trust, which is a QSPE as defined under SFAS 140, issues the Bonds and Certificates. The Company sells the Residuals on a non-recourse basis, except that it provides to the Trust representations and warranties customary in the mortgage banking industry. One or more investors typically purchase the Bonds and Certificates and the proceeds from the sale of the Bonds and Certificates, along with a residual interest certificate that is subordinate to the Bonds and Certificates, represent the consideration received by the Company for the sale of the Residuals.

At the closing of each NIMS transaction, the Company removes from its consolidated balance sheet the carrying value of the Residuals sold and adds to its consolidated balance sheet (i) the cash received and (ii) the estimated fair value of the portion of the Residuals retained. The excess of the cash received and assets retained over the carrying value of the Residuals sold, less transaction costs, equals the net gain or loss on the sale of Residuals recorded by the Company in its consolidated statement of earnings.

The Company allocates its basis in the mortgage loans and Residuals between the portion of the mortgage loans and Residuals sold through the Bonds and Certificates and the portion retained based on the relative fair values of those portions on the date of sale. The Company recognizes gains or losses attributable to the changes in the fair value of the Residuals in the consolidated statement of income, as the Residuals are classified as trading securities as permitted by SFAS 140. The Company is not aware of an active market for the purchase or sale of Residuals and, accordingly, it determines the estimated fair value of the Residuals by discounting the expected cash flows released from the REMIC or Trust (the cash out method) using a discount rate commensurate with the then-perceived risks involved. The Company utilizes a discount rate of 12.0% on the estimated cash flows released from the REMIC or Trust to value the Residuals through securitization transactions and 14.0% on the estimated cash flows released from the Trust to value Residuals through NIMS transactions. The Company releases substantially all servicing rights related to its securitizations structured as sales.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

The Company is entitled to the cash flows from the Residuals that represent collections on the mortgage loans in excess of the amounts required to pay the Bonds and Certificates’ principal and interest, pay servicing fees and certain other fees, such as trustee and custodial fees, and satisfy OC requirements. At the end of each collection period, the aggregate cash collections from the mortgage loans are allocated first to the base servicing fees and certain other fees, such as trustee and custodial fees, for the period, then to the holders of Bonds and Certificates for interest at the pass-through rate on the Bonds and Certificates plus principal as defined in the servicing agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, a shortfall may occur which will have to be reimbursed from future cash flows, if any. If the cash collected during the period exceeds the amount necessary for the above allocation, and there is no shortfall in the OC requirement, the excess is released to the Company. If the OC balance is not at the required credit enhancement level, the excess cash collected is retained by the Trusts until the specified OC requirement is achieved. The Company is restricted from using the excess collateral in the OC. Pursuant to certain servicing agreements, the Company may be required to use cash in excess of amounts required to make accelerated principal paydowns to the holders of Bonds and Certificates that have the effect of creating additional excess collateral in the OC, which is held by the Trusts on its behalf as the Residual holder. The specified credit enhancement levels are defined in these servicing agreements as the OC balance expressed generally as a percentage of the current collateral principal balance. For NIMS transactions, the Company receives cash flows once the holders of the Bonds and Certificates created in the NIMS transaction are fully paid.

The annual percentage rate (the “APR”) on the mortgage loans is relatively high in comparison to the investor pass-through interest rate on the Bonds and Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company estimates the future rate of prepayments, the prepayment premiums that it expects to receive and the manner in which expected delinquencies, default and default loss severity are expected to affect the amount and timing of the estimated cash flows. The Company estimates that average cumulative losses as a percentage of the original principal balance of the mortgage loans range from 1.89% to 5.1% for adjustable-rate securities and 1.44% to 5.68% for fixed-rate securities. The Company bases these estimates on historical loss data for the loans, the specific characteristics of the loans, and the general economic environment. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.75% at September 30, 2006. The Company estimates prepayments by evaluating historical prepayment performance of its loans and the impact of current trends. The Company uses a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease along the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable, and the interest rate adjustment characteristics of the mortgage loans (i.e., 6-month, 1-year, 2-year, 3-year or 5-year adjustment periods). These prepayment curve and default estimates have resulted in weighted average lives of between 2.19 and 2.58 years for the Company’s adjustable-rate securities and between 2.23 and 3.50 years for its fixed-rate securities.

Real Estate Owned

Real estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value, net of an allowance for estimated selling costs, on the date of foreclosure and a mortgage loan charge-off is recorded.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

A summary of real estate owned at September 30, 2006 and December 31, 2005 at estimated fair value, is as follows (dollars in thousands):

	September 30,	December 31,
	2006	2005

Real estate owned, net
Real estate owned	$140,339	55,838
Valuation allowance	(56,318)	(18,196)

	$84,021	37,642

The following table presents a summary of the activity for the valuation allowance for real estate owned for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Balance, beginning of period	$32,068	12,170	18,196	6,576
Additions(1)	41,885	6,006	88,764	18,948
Charge-offs(2)	(17,635)	(5,977)	(50,642)	(13,325)

Balance, end of period	$56,318	12,199	56,318	12,199

(1)	Additions to the valuation allowance consist of amounts reclassified from the allowance for losses on mortgage loans held for investment at the time the related mortgage loans are foreclosed upon and reclassified from mortgage loans held for investment to real estate owned.

(2)	Charge-off amounts presented above represent a portion of the charge-offs included in the rollfoward of the allowance for losses on mortgage loans held for investment.

Derivative Instruments

The Company accounts for certain Euro Dollar futures contracts, interest rate cap contracts and interest rate swap contracts, designated and documented as hedges, pursuant to the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133. Pursuant to SFAS 133, these contracts have been designated as hedging the exposure to variability of cash flows from the Company’s financing on mortgage loans held for investment attributable to changes in interest rates. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a cash flow hedge be reported in other comprehensive income and the ineffective portion be reported in current earnings. For those derivative instruments not designated as hedges, changes in the fair value of the derivative instrument are recorded through earnings each period.

Interest Rate Lock and Forward Sale Commitments

The Company is exposed to interest rate risk from the time an interest rate lock commitment (“IRLC”) is made to a residential mortgage applicant to the time the related mortgage loan is sold. IRLCs are derivative instruments under SFAS 133 and are recorded at fair value with the changes in the fair value recognized in current period earnings as a component of gain on sale of mortgage loans. The Company also uses forward sale commitments for its mortgage loan originations to manage interest rate risk. The Company enters into forward sale commitments on a significant portion of production for which there is no offsetting interest rate

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

lock. The forward sale commitments are derivatives under SFAS 133 and recorded at fair value with the changes in fair value recognized in current period earnings as a component of gain on sale of mortgage loans.

Income Taxes

New Century is a REIT for federal income tax purposes and is not generally required to pay federal and most state income taxes on the income that it distributes to stockholders if it meets the REIT requirements of the Internal Revenue Code of 1986, as amended (the “Code”). Also, each of New Century’s subsidiaries that meet the requirements of the Code to be a qualified REIT subsidiary (“QRS”) is not generally required to pay federal and most state income taxes. However, New Century must recognize income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) for each of its taxable REIT subsidiaries (“TRS”) whose income is fully taxable at regular corporate rates.

SFAS 109 requires that inter-period income tax allocation be based on the asset and liability method. Accordingly, New Century recognizes the tax effects of temporary differences between its tax and financial reporting bases of assets and liabilities that will result in taxable or deductible amounts in future periods.

2.	Mortgage Loans Held for Sale

A summary of mortgage loans held for sale, at the lower of cost or fair value at September 30, 2006 and December 31, 2005, is as follows (dollars in thousands):

	September 30,	December 31,
	2006	2005

Mortgage loans held for sale:
First trust deeds	$8,022,396	7,110,722
Second trust deeds	884,854	704,430
Net deferred origination costs and other(1)	37,884	9,973

	$8,945,134	7,825,125

(1)	Other includes approximately $10.0 million of lower of cost or market valuation allowance, primarily related to hurricane exposure, at December 31, 2005. The amount is immaterial at September 30, 2006.

At September 30, 2006, the Company had mortgage loans held for sale having an unpaid principal balance of approximately $235.0 million on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $10.1 million for the nine months ended September 30, 2006. At September 30, 2005, the Company had mortgage loans held for sale of approximately $58.6 million on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $2.8 million for the nine months ended September 30, 2005.

3.	Mortgage Loans Held for Investment

During the nine months ended September 30, 2006, the Company securitized $3.4 billion in loans through transactions structured as financings. There were no securitizations structured as financings for the three

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

months ended September 30, 2006. A summary of the components of mortgage loans held for investment at September 30, 2006 and December 31, 2005 is as follows (dollars in thousands):

	September 30,	December 31,
	2006	2005

Mortgage loans held for investment:
First trust deeds	$13,560,995	15,877,535
Second trust deeds	570,299	334,689
Allowance for loan losses	(191,561)	(198,131)
Net deferred origination costs	91,266	129,772

	$14,030,999	16,143,865

At September 30, 2006, the Company had mortgage loans held for investment having an unpaid principal balance of approximately $817.8 million on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $25.5 million for the nine months ended September 30, 2006. At September 30, 2005, the Company had mortgage loans held for investment having an unpaid principal balance of approximately $423.4 million on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $15.3 million for the nine months ended September 30, 2005.

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Balance, beginning of period	$209,889	145,565	198,131	90,227
Additions	20,756	38,542	80,906	105,655
Charge-offs, net	(39,084)	(6,348)	(87,476)	(18,123)

Balance, end of period	$191,561	177,759	191,561	177,759

4.	Residual Interests in Securitizations

Residual interests in securitizations were $223.7 million at September 30, 2006 and $172.1 million at September 30, 2005 and consisted of the present value of expected cash flows that the Company will receive in the future.

During the nine months ended September 30, 2006, the Company did not complete any securitizations structured as sales. During the nine months ended September 30, 2005, the Company completed two securitizations structured as sales totaling $3.0 billion. The gain on sale recorded for the two securitizations was $71.6 million and the residual interest created by the two securitizations totaled $34.8 million.

During the nine months ended September 30, 2006, the Residuals provided the Company with $2.1 million in cash. The Company performs an evaluation of the Residuals quarterly, taking into consideration trends in actual cash flow performance and industry and economic developments, as well as other relevant factors. During the nine months ended September 30, 2006, the Company increased its prepayment rate assumptions

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

based upon actual performance and made minor adjustments to certain other assumptions, resulting in a $28.1 million downward fair value adjustment.

Neither the Trusts nor the holders of the Bonds and Certificates have recourse to the Company for failure of mortgage loan borrowers to pay their obligations when due. The Company’s Residuals are subordinate to the Bonds and Certificates until the holders of the Bonds and Certificates are fully paid.

The Company is a party to various transactions that have an off-balance sheet component. In connection with the Company’s off-balance sheet securitization transactions, as of September 30, 2006, there were $5.7 billion in loans owned by the Trusts. The Trusts have issued Bonds and Certificates secured by these loans. The holders of the Bonds and Certificates generally do not have recourse to the Company in the event that the loans in the various Trusts do not perform as expected. Because these Trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, the Company has included only its Residual interest in these loans on its condensed consolidated balance sheet. The performance of the loans in the Trusts could impact the Company’s ability to realize the current estimated fair value of the Residuals.

In determining the value of the Residuals, the Company estimates the future rate of prepayments, the prepayment premiums that it expects to receive and the manner in which expected delinquencies, default and default loss severity are expected to affect the amount and timing of the estimated cash flows. The Company utilizes a discount rate of 12.0% on the estimated cash flows released from the REMIC or Trust to value the Residuals through securitization transactions and 14.0% on the estimated cash flows released from the Trust to value Residuals through NIMS transactions. The following table summarizes the activity for the Residuals for the nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Nine Months Ended
	September 30,
	2006	2005

Balance, beginning of period	$234,930	148,021
Additions	—	34,807
Cash received	(2,113)	(15,021)
Accretion	18,986	11,949
Fair value adjustment	(28,123)	(7,645)

Balance, end of period	$223,680	172,111

5.	Mortgage Servicing Assets

The following table summarizes activity in the Company’s mortgage servicing assets for the nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Nine Months Ended
	September 30,
	2006	2005

Balance, beginning of period	$69,315	8,249
Additions	30,026	60,927
Sales of servicing rights	(24,516)	(8,477)
Amortization	(14,947)	(6,389)

Balance, end of period	$59,878	54,310

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

The Company records mortgage servicing assets when it sells loans on a servicing-retained basis and when it sells loans through whole loan sales to an investor in the current period and sells the servicing rights to a third party in a subsequent period.

The addition of $30.0 million for the nine months ended September 30, 2006 primarily represents servicing rights retained by the Company in certain of its whole loan sales to Carrington Mortgage Credit Fund I, LP (“Carrington”). The $24.5 million in sales of servicing rights for the nine months ended September 30, 2006 relates to the two securitizations structured as sales completed in December 2005 for which the mortgage servicing rights were sold during the first quarter of 2006. The addition of $60.9 million for the nine months ended September 30, 2005 includes: (i) $35.8 million of servicing rights retained by the Company in certain of its whole loan sales to Carrington, (ii) $8.7 million of servicing rights related to the securitization structured as a sale completed in June 2005 for which the mortgage servicing rights were subsequently sold to a third party in August 2005 for $8.5 million and (iii) $16.4 million of servicing rights related to the securitization structured as a sale completed in September 2005 for which the mortgage servicing rights were subsequently sold to a third party in November 2005 for $16.4 million.

6.	Goodwill

Goodwill is recorded in connection with the acquisition of new subsidiaries or net assets. As of September 30, 2006 and December 31, 2005, the Company had goodwill of $95.8 million and $93.0 million, respectively. No impairment was recognized during the nine months ended September 30, 2006.

On February 3, 2006, one of the Company’s indirect wholly-owned subsidiaries, New Century Warehouse Corporation, completed the purchase of Access Lending’s platform that provides warehouse lending services to middle market residential mortgage bankers. The purchase price for the net assets was $9.8 million, and was accounted for using the purchase method. The fair value of the assets acquired was $94.3 million and the fair value of the liabilities assumed was $87.7 million. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was allocated to and recorded as goodwill. Additionally, pursuant to the terms of the purchase and assumption agreement governing the transaction, Access Lending is entitled to receive additional payments for two years following the consummation of the transaction, based upon profitability. The results of operations for the acquired platform have been included in the Company’s condensed consolidated financial statements since the date of acquisition.

The following table presents changes in the carrying amount of goodwill as of September 30, 2006 (dollars in thousands):

Balance, beginning of period	$92,980
Acquisition of Access Lending operating platform	3,200
Purchase price allocation adjustment related to acquisition of RBC Mortgage origination platform	(388)

Balance, end of period	$95,792

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

7.	Credit Facilities and Other Short-Term Borrowings

Credit facilities and other short-term borrowings consisted of the following at September 30, 2006 and December 31, 2005 (dollars in thousands):

		September 30,	December 31,
		2006	2005

A	$2.0 billion asset-backed commercial paper facility for Von Karman Funding Trust, a wholly-owned subsidiary of New Century Mortgage, expiring in February 2009, secured by mortgage loans held for sale and cash, bearing interest based on a margin over one-month LIBOR. The Company expects to renew or extend this facility prior to its expiration	$1,316,746	—

A	$2.0 billion master repurchase agreement ($1 billion of which is uncommitted) among New Century Mortgage, NC Capital, Home 123, New Century Credit and Bank of America, N.A. expiring in September 2007, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to renew or extend this facility prior to its expiration	876,350	916,714

A	$1.0 billion master repurchase agreement among New Century Mortgage, Home 123 and Bank of America, N.A. expiring in September 2007, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to renew or extend this facility prior to its expiration	394,085	277,484

A	$1.0 billion master repurchase agreement among New Century Credit, NC Asset Holding, New Century Mortgage, NC Capital and Barclays Bank PLC expiring in March 2007, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to renew or extend this facility prior to its expiration	217,701	821,856

An	$800 million master repurchase agreement ($400 million of which is uncommitted) among NC Capital, NC Asset Holding, New Century Credit and Bear Stearns Mortgage Capital expiring in November 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR	636,333	610,365

A	$650 million master repurchase agreement among New Century Credit, NC Capital and Citigroup Global Markets Realty Corp., which expired in July 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company did not renew this facility as it has been replaced by a new Citigroup master repurchase agreement	—	276,816

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

		September 30,	December 31,
		2006	2005

A	$250 million master repurchase agreement among New Century Mortgage, NC Capital, New Century and Citigroup Global Markets Realty Corp., which expired in July 2006, secured by delinquent loans and real estate owned, or REO, properties, bearing interest based on a margin over one-month LIBOR. The Company did not renew this facility as it has been replaced by a new Citigroup master repurchase agreement	—	109,076

A	$950 million uncommitted master repurchase agreement among New Century Financial, New Century Mortgage, Home123, NC Capital, New Century Credit and Citigroup Global Markets Realty Corp., expiring in July 2007, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company has the ability, at any one time, to secure up to $150 million with delinquent loans and real estate owned, or REO, properties. The Company expects to renew or extend this facility prior to its expiration	137,653	—

A	$1.5 billion master repurchase agreement ($500 million of which is uncommitted) among New Century Credit, New Century Mortgage, NC Capital, Home123 and Credit Suisse First Boston Mortgage Capital LLC expiring in December 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to renew or extend this facility prior to its expiration	546,479	452,239

A	$1.0 billion master repurchase agreement among New Century Credit, New Century Mortgage, NC Capital, Home123 and Deutsche Bank expiring in November 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to renew or extend this facility prior to its expiration	582,545	441,227

A	$150 million master repurchase agreement among New Century Mortgage, Home 123, NC Capital, and Deutsche Bank, Aspen Funding Corp., Newport Funding Corp. and Gemini Securitization Corp., LLC expiring in April 2007, secured by delinquent loans or REO properties, bearing interest based on a margin over one-month LIBOR. The Company expects to renew or extend this facility prior to its expiration	129,371	—

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

		September 30,	December 31,
		2006	2005

An	$850 million master repurchase agreement ($150 million of which is uncommitted) among New Century Credit, New Century Mortgage, NC Capital, NC Asset Holding, Home123, and IXIS Real Estate Capital Inc. expiring in November 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to renew or extend this facility prior to its expiration	449,333	404,696

A	$3.0 billion master repurchase agreement among New Century Credit, New Century Mortgage, NC Capital, NC Asset Holding, Morgan Stanley Bank, and Morgan Stanley Mortgage Capital Inc. expiring in February 2007, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to renew or extend this facility prior to its expiration	1,509,478	1,469,860

A	$2.0 billion master repurchase agreement ($500 million of which is uncommitted) between New Century Funding I, a special-purpose vehicle established as a Delaware statutory trust, which is a wholly-owned subsidiary of New Century Mortgage, and UBS Real Estate Securities Inc. expiring in June 2008, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to renew or extend this facility prior to its expiration	1,480,379	1,673,225

A	$450 million master repurchase agreement ($250 million of which is uncommitted) among New Century Warehouse, New Century Mortgage, New Century, and Goldman Sachs Mortgage Company expiring in February 2007, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to renew or extend this facility prior to its expiration	91,173	—

A	$100 million master repurchase agreement among New Century, New Century Warehouse, Access Investments II L.L.C., a direct subsidiary of New Century Warehouse, Access Lending, Galleon Capital Corporation, State Street Capital Markets, LLC and State Street Bank and Trust Company expiring in August 2008, secured by mortgage loans held for sale, bearing interest based on a margin over the one-month commercial paper rate. The Company expects to renew or extend this facility prior to its expiration	48,701	—

A	$125 million master repurchase agreement among New Century Warehouse and Guaranty Bank expiring in February 2007, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. The Company expects to renew or extend this facility prior to its expiration	71,523	—

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

	September 30,	December 31,
	2006	2005

Less: Credit facility amounts reclassified to financing on mortgage loans held for investment	—	(13,873)

	$8,487,850	7,439,685

The various credit facilities contain certain restrictive financial and other covenants that require the Company to, among other things, restrict dividends, maintain certain levels of net worth, liquidity, available borrowing capacity and debt-to-net worth ratios and comply with regulatory and investor requirements. The Company was in compliance with these covenants at September 30, 2006.

8.	Financing on Mortgage Loans Held for Investment

When the Company sells mortgage loans through securitizations structured as financings, the related bonds are added to its balance sheet. As of September 30, 2006 and December 31, 2005, the financing on mortgage loans held for investment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2006	2005

Securitized bonds	$13,895,512	16,071,460
Short-term financing on retained bonds	—	1,903
2005-NC3 NIM bond	23,784	21,405
Debt issuance costs	(60,356)	(63,182)
Credit facility amounts reclassified from warehouse credit facilities	—	13,873

Total financing on mortgage loans held for investment	$13,858,940	16,045,459

The maturity of the Company’s financing on mortgage loans held for investment is based on certain prepayment assumptions. The Company estimates the average life of its various securitized loan pools to be between 1.3 and 3.8 years. The following table reflects the estimated maturity of the financing on mortgage loans held for investment as of September 30, 2006 (dollars in thousands):

Due in less than 1 year	$5,066,814
Due in 2 years	2,919,213
Due in 3 years	1,517,554
Due thereafter	4,355,359

$13,858,940

9.	Convertible Senior Notes

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

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

principal amount of convertible senior notes elected to convert the convertible senior notes into 165,815 shares of New Century’s common stock.

10.	Junior Subordinated Notes

On September 13, 2006, the Company sold through New Century Capital Trust I, a Delaware statutory trust (the “Trust”), $50,000,000 in aggregate liquidation amount of preferred securities of the Trust (the “Preferred Securities”) in a private placement transaction. The Preferred Securities require quarterly distributions at a fixed rate of 8.65% through the distribution payment date in September 2011, whereupon the rate floats at three-month LIBOR plus 3.50% thereafter.

The Trust simultaneously issued and sold 1,545 shares of common securities of the Trust (the “Common Securities”) to the Company for $1,545,000 in aggregate liquidation amount. The 1,545 Common Securities constitute all of the issued and outstanding Common Securities of the Trust. The Trust used the proceeds from the sales of the Preferred Securities and the Common Securities to purchase $51,545,000 aggregate principal amount of the Company’s junior subordinated notes due 2036 (the “Junior Subordinated Notes”). The terms of the Junior Subordinated Notes are substantially the same as the terms of the Preferred Securities.

The Junior Subordinated Notes mature on September 30, 2036, but the Company may redeem the Junior Subordinated Notes, in whole or in part, on or after September 30, 2011 without penalty. If the Junior Subordinated Notes are redeemed, the Trust must redeem a like amount of the Preferred Securities.

The assets and liabilities of the Trust are not consolidated into the consolidated financial statements of the Company. Accordingly, the Company’s equity interest in the Trust is accounted for using the equity method. Interest on the junior subordinated debentures are presented on the consolidated statements of income as a component of interest expense and the Junior Subordinated Notes are presented as a separate category on the consolidated balance sheets.

11.	Cumulative Redeemable Preferred Stock

In June 2005, the Company sold 4,500,000 shares of its Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) including 300,000 shares to cover overallotments. The offering provided $108.7 million in net proceeds. The shares have a liquidation value of $25.00 per share, pay an annual coupon of 9.125% and are not convertible into any other securities. The Company may, at its option, redeem the Series A Preferred Stock, in the aggregate or in part, at any time on or after June 21, 2010. As such, this stock is not considered mandatorily or contingently redeemable under the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Investments with Characteristics of both Liabilities and Equity” (“SFAS 150”), and is therefore classified as a component of equity. The Company paid preferred stock dividends of $2.6 million for the third quarter of 2006 on September 29, 2006, and, as a result, there were no accrued preferred stock dividends related to the Series A Preferred Stock as of September 30, 2006.

In August 2006, the Company sold 2,300,000 shares of its Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”), including 300,000 shares to cover overallotments. The offering provided $55.6 million in net proceeds. The shares have a liquidation value of $25.00 per share, pay an annual coupon of 9.75% and are not convertible into any other securities. The Company may, at its option, redeem the Series B Preferred Stock, in the aggregate or in part, at any time on or after August 22, 2011. As such, this stock is not considered mandatorily or contingently redeemable under the provisions of SFAS 150, and is therefore classified as a component of equity. The Company had an accrual for preferred stock dividends related to the Series B Preferred Stock of $0.6 million as of September 30, 2006.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

12.	Interest Income

The following table presents the components of interest income for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Interest on mortgage loans held for investment	$287,372	342,105	878,859	905,652
Interest on mortgage loans held for sale	220,404	145,876	575,914	320,906
Residual interest income	5,249	4,022	18,986	11,949
Other interest income	1,147	2,618	4,529	8,046

	$514,172	494,621	1,478,288	1,246,553

13.	Interest Expense

The following table presents the components of interest expense for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Interest on financing on mortgage loans held for investment	$205,555	196,376	591,652	474,742
Interest on credit facilities and other short-term borrowings	157,975	85,930	398,046	182,986
Interest on junior subordinated notes	215	—	215	—
Interest on convertible senior notes	—	67	64	190
Other interest expense	11,483	8,526	29,575	13,617

	$375,228	290,899	1,019,552	671,535

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

14.	Derivative Activities

The following table presents the fair value of the Company’s derivative instruments as of the periods indicated (dollars in thousands):

	September 30,
	2006	2005

Cash flow hedges:
Euro Dollar futures contracts	$30,706	79,508
Interest rate swap contracts	(11,265)	—
Interest rate cap contracts	38	1,104
Fair value hedges	—	517
Free-standing derivatives:
Euro Dollar futures contracts	800	663
Purchased options on Euro Dollar futures contracts	2,749	—
Interest rate swap contracts	377	—
Interest rate locks	4,571	(2,257)
Forward sale commitments	(10,238)	5,200

	$17,738	84,735

The following table presents derivative gains (losses) for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Cash flow hedges:
Euro Dollar futures contracts	$26,728	8,142	71,013	22,636
Ineffectiveness	—	2,160	13,726	5,776
Interest rate cap contracts	(939)	(1,346)	(2,602)	(6,340)
Fair value hedge	(1,396)	6,232	(3,112)	10,994
Free-standing derivatives:
Euro Dollar futures contracts	(17,830)	(3,029)	11,645	(2,612)
Purchased options on Euro Dollar futures contracts	(701)	—	(5,754)	—
Interest rate swap contracts	(15,084)	—	(3,402)	—
Interest rate locks	4,875	(4,938)	4,578	(4,938)
Forward sale commitments	(33,818)	7,703	(9,195)	7,703

Total derivative gains (losses)	$(38,165)	14,924	76,897	33,219

In connection with the Company’s strategy to mitigate interest rate risk on its financing on mortgage loans held for sale, mortgage loans held for investment and its Residuals, the Company uses derivative financial instruments such as Euro Dollar futures contracts, interest rate cap contracts, interest rate swap contracts, purchased options on Euro Dollar futures contracts, interest rate locks and forward sale commitments. These derivative instruments are intended to provide income and cash flow to offset potential reduced interest income and cash flow under certain interest rate environments. In accordance with SFAS 133, the derivative

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

financial instruments and any related margin accounts are reported on the condensed consolidated balance sheets at their fair value. It is not the Company’s policy to use derivatives to speculate on interest rates.

In 2003, the Company began applying hedge accounting as defined by SFAS 133 for certain derivative financial instruments used to hedge cash flows related to its financing on mortgage loans held for investment. In June 2004, the Company began applying hedge accounting to certain derivative financial instruments used to hedge the fair value of certain of its mortgage loans held for sale. The Company designates certain derivative financial instruments, such as Euro Dollar futures contracts, interest rate cap contracts and beginning in the quarter ended September 30, 2006, certain of its interest rate swap contracts, as hedge instruments under SFAS 133. At the inception of the hedge, these instruments and their hedging relationship are identified, designated and documented. The Company documents the relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company also assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of the hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting.

When hedge accounting is discontinued because the Company determines that the derivative no longer qualifies as a hedge, the derivative will continue to be recorded on the condensed consolidated balance sheet at its fair value. Any change in the fair value of a derivative no longer qualifying as a hedge is recognized in current period earnings. When a derivative is terminated, it is derecognized at the time of termination. For terminated cash flow hedges or cash flow hedges that no longer qualify as effective, the effective position previously recorded in accumulated other comprehensive income, or OCI, is recorded in earnings when the hedged item affects earnings.

Cash Flow Hedge Instruments — For derivative financial instruments designated as cash flow hedge instruments, the Company evaluates the effectiveness of these hedges against the variable-rate interest payments related to its financing on mortgage loans held for investment being hedged to ensure that there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the cash flows as a result of changes in the benchmark LIBOR interest rate, which affect the interest payments related to its financing on mortgage loans held for investment (variable-rate debt) being hedged, the Company uses derivatives classified as cash flow hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated OCI during the current period, and reclassified into earnings as part of interest expense in the period(s) during which the hedged transaction affects earnings pursuant to SFAS 133. The ineffective portion of the derivative instrument is recognized in earnings in the current period and is included in other income.

Euro Dollar futures contracts — As of September 30, 2006, the Company had open Euro Dollar futures contracts that are designated as hedging the variability in expected cash flows from the variable-rate debt related to its financing on mortgage loans held for investment. The fair value of these Euro Dollar futures contracts at September 30, 2006 and 2005 was a $30.7 million and a $79.5 million asset, respectively, and is included in prepaid expenses and other assets. During the three and nine months ended September 30, 2006, the Company recognized a gain of $28.5 million and $78.9 million, respectively, attributable to these Euro Dollar futures contracts, which has been recorded as a reduction of interest expense related to the Company’s financing on mortgage loans held for investment. For the three and nine months ended September 30, 2005, the Company recognized a gain of $11.3 million and $31.9 million, respectively, attributable to cash flow hedges, which has been recorded as a reduction of interest expense. Additionally, certain Euro Dollar futures contracts were terminated during the fourth quarter of 2004 in connection with the transfer of certain assets

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

from New Century TRS to New Century. The fair value of the contracts at the termination date of ($30.9) million is being reclassified from OCI over the original hedge period, as the hedged transaction affects future earnings. Interest expense increased by $1.8 million and $7.9 million for the three and nine months ended September 30, 2006, respectively, related to the reclassification of the terminated contracts. For the three and nine months ended September 30, 2005, the Company reclassified into interest expense $3.2 million and $9.3 million, respectively, related to these terminated contracts. As of September 30, 2006, the related OCI balance was ($8.0) million.

Ineffectiveness — During the nine months ended September 30, 2006, the Company recognized other income of $13.7 million from the ineffective portion of these hedges. There was no ineffectiveness for the three months ended September 30, 2006. For the three and nine months ended September 30, 2005, the Company recognized other income of $2.2 million and $5.8 million, respectively, from the ineffective portion of these hedges.

Interest Rate Swap Contracts — As of September 30, 2006, the Company also had interest rate swap contracts that are designated as hedging the variability in expected cash flows from the variable-rate debt related to its financing on mortgage loans held for investment. The fair value of interest rate swap contracts designated as cash flow hedges at September 30, 2006 was an ($11.3) million liability and is included in accounts payable and accrued liabilities. There were no interest rate swap contracts designated as hedge instruments during the nine months ended September 30, 2005.

Interest Rate Cap Contracts — Certain of the Company’s securitizations structured as financings are subject to interest rate cap contracts (the “Caplets”) designated and documented as cash flow hedges used to mitigate interest rate risk. The change in the fair value of these Caplets is recorded in OCI each period. Amounts are reclassified out of OCI as the hedged transactions impact earnings. During the three and nine months ended September 30, 2006, the Company recorded $0.9 million and $2.6 million, respectively, as an increase to interest expense related to the effective portion of the Caplets. For the three and nine months ended September 30, 2005, the Company recorded $1.3 million and $6.3 million, respectively, as an increase to interest expense related to the effective portion of the Caplets. The fair value of these Caplets at September 30, 2006 and 2005 was $38,000 and $1.1 million, respectively, and is included in prepaid expenses and other assets.

Accumulated Other Comprehensive Income — As of September 30, 2006, the balance of accumulated OCI was $23.5 million, which relates to the fair value of cash flow hedges. The Company expects to reclassify $21.0 million from OCI into earnings during the remainder of 2006. The remaining OCI will be reclassified into earnings by September 2009.

Fair Value Hedge Instruments — For derivative financial instruments designated as fair value hedge instruments, the Company evaluates the effectiveness of these hedges against the fair value of the asset being hedged to ensure that there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the fair value of the hedged assets as a result of changes in the benchmark LIBOR interest rate, the Company uses derivative instruments classified as fair value hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying fair value hedges, changes in the fair value of the derivative instruments and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in current earnings pursuant to SFAS 133. For the three and nine months ended September 30, 2006, the Company recognized a loss of $1.4 million and $3.1 million, respectively, which losses were substantially offset by changes in the fair value of the hedged assets. At September 30, 2006, these contracts were settled, and, as such, there were no fair value hedges outstanding as of that date. For the three and nine months ended September 30, 2005, the Company recognized a gain of $6.2 million and $11.0 million, respectively, related to fair value hedges. These gains or losses, as

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

applicable, have been included as a component of gain on sale of mortgage loans. The fair value of these contracts at September 30, 2005 was $0.5 million.

Free-standing derivatives

Euro Dollar futures contracts — As of September 30, 2006, the Company had certain open Euro Dollar futures contracts used to economically hedge the variability in expected cash flows from the variable-rate debt related to its financing on mortgage loans held for investment and to economically hedge the fair value of the Company’s residual interests in securitizations that are not designated as hedges under SFAS 133. During the three and nine months ended September 30, 2006, the Company recognized a loss of $17.8 million and a gain of $11.6 million, respectively, related to the change in fair value of Euro Dollar futures contracts used to economically hedge the interest rate risk related to the Company’s financing on mortgage loans held for investment and residual interests. The fair value of these contracts at September 30, 2006 was $0.8 million and is included in prepaid expenses and other assets. For the three and nine months ended September 30, 2005, the Company recognized a loss of $3.0 million and $2.6 million, respectively, related to the change in fair value of these contracts. The fair value of Euro Dollar futures contracts at September 30, 2005 was $0.7 million.

Purchased options on Euro Dollar futures contracts — The Company utilizes purchased options on Euro Dollar futures contracts not designated as economic hedge instruments related to the Company’s financing on mortgage loans held for investment. The change in fair value relating to purchased options on Euro Dollar futures contracts that was recognized in earnings during the three and nine months ended September 30, 2006 was a loss of $0.7 million and $5.8 million, respectively, and was included in other income. The fair value of the purchased options on Euro Dollar futures contracts at September 30, 2006 was $2.7 million. There were no purchased options of Euro Dollar futures contracts at September 30, 2005.

Interest Rate Swap contracts — Also included in free-standing derivatives as of September 2006 were certain interest rate swap contracts not designated as hedge instruments related to the Company’s financing on mortgage loans held for investment. The change in fair value relating to interest rate swap contracts not designated as hedges that was recognized in earnings during the three and nine months ended September 30, 2006 was a loss of $15.1 million and $3.4 million, respectively, and is included in other income. The fair value of interest rate swap contracts not designated as hedges was $0.4 million at September 30, 2006. There were no interest rate swap contracts at September 30, 2005.

Interest Rate Locks — The Company is exposed to interest rate risk from the time an IRLC is made to a residential mortgage applicant to the time the related mortgage loan is sold. IRLCs are derivative instruments under SFAS 133 and are recorded at fair value with the changes in the fair value recognized in current period earnings as a component of gain on sale of mortgage loans. The change in fair value relating to IRLCs that was recognized in earnings during the three and nine months ended September 30, 2006 was a gain of $4.9 million and $4.6 million, respectively. The fair value of IRLCs at September 30, 2006 was $4.6 million. The change in fair value relating to IRLCs during the three and nine months ended September 30, 2005 was a loss of $4.9 million. The fair value of IRLCs at September 30, 2005 was ($2.3) million.

Forward Sale Commitments — The Company also utilizes forward sales commitments to manage the interest rate risk related to the Company’s financing on mortgage loans held for sale. The forward sale commitments are derivatives under SFAS 133 and are recorded at fair value with the changes in fair value recognized in current period earnings as a component of gain on sale of mortgage loans. The Company enters into forward sale commitments on a significant portion of mortgage loan production for which there is no offsetting interest rate lock. The change in fair value relating to forward sale commitments that was recognized in earnings during the three and nine months ended September 30, 2006 was a loss of $33.8 million and $9.2 million, respectively. The fair value of forward sale commitments at September 30, 2006 was a ($10.2)

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

million liability and is included in accounts payable and accrued liabilities. The change in fair value relating to forward sale commitments for the three and nine months ended September 30, 2005 was a gain of $7.7 million. The fair value of forward sale commitments at September 30, 2005 was $5.2 million.

15.	Income Taxes

Commencing in 2004, the Company has operated so as to qualify as a REIT for U.S. federal income tax purposes. Provided that the Company complies with the REIT provisions of the Code, it is not subject to corporate level income taxes on REIT taxable income distributed in the form of dividends to stockholders. Operations of the TRS, including transactions by and between the TRS-level and REIT-level companies, are fully taxable and are filed on a separate federal consolidated income tax return.

During the three months ended September 30, 2006 and 2005, the Company recorded an income tax provision of $23.6 million and $2.9 million, respectively. The provision for income taxes during the nine months ended September 30, 2006 and 2005 was $64.8 million and $7.6 million, respectively.

Taxes are provided on substantially all income and expense items included in the earnings of the TRS, at a combined federal and state rate of 40% for the three and nine months ended September 30, 2006 and 41% for the three and nine months ended September 30, 2005. Any deviation from the federal statutory rate of 35% relates primarily to state and local income taxes. In contrast, the earnings attributable to the REIT are not expected to be taxable due to the benefit of the REIT’s dividend paid deduction. Accordingly, the effective tax rate for the consolidated Company (REIT and TRS consolidated) will vary from period to period as summarized in the table below depending almost exclusively on the relative contribution to consolidated earnings before income taxes by the two separate federal tax reporting groups.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	5.0%	6.0%	5.0%	6.0%
Benefit of REIT election	−14.2%	−34.8%	−21.3%	−33.3%
Recapture of tax reserve	−2.4%	−12.0%	−0.6%	−4.8%
Other	2.8%	8.1%	0.9%	−0.4%

Consolidated effective tax rate	26.2%	2.3%	19.0%	2.5%

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

16.	Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Basic:
Net earnings	$66,642	120,104	275,920	299,943
Less: Preferred stock dividends	3,174	2,567	8,307	2,852

Net earnings available to common stock holders	$63,468	117,537	267,613	297,091

Weighted average number of common shares outstanding	55,513	55,870	55,606	55,346
Earnings per share	$1.14	2.10	4.81	5.37

Diluted:
Net earnings available to common stockholders	$63,468	117,537	267,613	297,091
Add: Interest and amortization of debt issuance costs on convertible senior notes, net of tax	(16)	(30)	86	65

Diluted net earnings	$63,452	117,507	267,699	297,156

Basic weighted average number of common shares outstanding	55,513	55,870	55,606	55,346
Effect of dilutive securities:
Restricted stock awards	150	103	136	135
Stock options	864	1,468	948	1,778
Convertible senior notes	—	155	27	160
Directors’ deferred compensation plan awards	3	2	3	2

	56,530	57,598	56,720	57,421

Earnings per share	$1.12	2.04	4.72	5.18

For the nine months ended September 30, 2006, the Company has included the effect of the issuance of approximately 27,000 shares of common stock related to the conversion of the New Century TRS convertible senior notes, weighted for the portion of the period prior to the actual conversion of the remaining notes. There were no such issuances for the three months ended September 30, 2006. For the three and nine months ended September 30, 2005, the Company has included the effect of the issuance of approximately 155,000 and 160,000 shares of common stock, respectively, issuable upon conversion of the New Century TRS convertible senior notes in the computation of diluted earnings per share. Diluted earnings have been adjusted to add the interest expense and amortization of debt issuance costs recorded related to the convertible senior notes, net of the applicable income tax effect.

For the three months ended September 30, 2006 and 2005, options to purchase approximately 1,778,000 and 1,100,000 shares, respectively, of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the nine months ended September 30, 2006 and 2005, options to purchase approximately 1,628,000 and 489,000 shares, respectively, of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

17.	Stock-Based Compensation

Through December 31, 2005, the Company accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and, accordingly, recognized no compensation expense related to stock options and employee stock purchases. For grants of restricted stock, the fair value of the shares at the date of grant was amortized to compensation expense over the award’s vesting period. The Company historically reported pro forma results under the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS 123, supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” SFAS 123R is similar to SFAS 123, however, SFAS 123R requires all stock-based payments to employees, including grants of employee stock options and discounts associated with employee stock purchases, to be recognized as compensation expense in the income statement based on their fair values. Pro forma disclosure of compensation expense is no longer an alternative. Additionally, excess tax benefits, which result from actual tax benefits exceeding deferred tax benefits previously recognized based on grant date fair value, are recognized as additional paid-in-capital and are classified as financing cash flows in the consolidated statement of cash flows.

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

In 2004, the Company adopted and received stockholders’ approval of the qualified 2004 Performance Incentive Plan (the “Plan”) pursuant to which the Company’s board of directors may grant equity awards, including stock options and other forms of awards, to officers and key employees. The Plan authorizes grants of equity awards, including stock options.

Stock options are granted for a fixed number of shares with an exercise price at least equal to the market value of the shares at the grant date. Stock options generally vest over a period of three to five years. Certain of the stock options granted during 2005 and the nine months ended September 30, 2006 contain cliff vesting provisions, with vesting acceleration conditions. Such conditions provide for varying degrees of partial vesting in the event that certain market prices for the Company’s common stock are maintained for ten consecutive trading days. Stock options granted have contractual terms of ten years.

Restricted stock awards are issued at the fair value of the Company’s common stock on the grant date. The restrictions generally lapse over a period of three to seven years. During 2005, the Company began granting certain restricted stock awards containing financial performance conditions, which, if met, result in partial acceleration of the lapse of the award’s restrictions. Prior to the adoption of SFAS 123R, unearned compensation for grants of restricted stock equivalent to the fair value of the shares at the date of grant was recorded as a separate component of stockholders’ equity and subsequently amortized to compensation expense over the award’s vesting period. In accordance with SFAS 123R, stockholders’ equity is credited commensurate with the recognition of compensation expense. All deferred compensation at January 1, 2006 was reclassified to additional paid-in-capital.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

The Company’s Employee Stock Purchase Plan defines purchase price per share as 90% of the fair value of a share of common stock on the last trading day of the plan quarter.

During the three and nine months ended September 30, 2006, the Company recognized stock-based compensation expense of $4.1 million and $16.7 million, respectively, as well as related tax benefits of $1.0 million and $3.0 million, respectively, associated with the Company’s stock-based awards. For the three and nine months ended September 30, 2005, the Company recognized stock-based compensation expense of $1.9 million and $5.7 million, respectively, as well as related tax benefits of $1.1 million and $2.4 million, respectively, associated with the Company’s stock-based awards. As a result of the adoption of SFAS 123R effective January 1, 2006, the Company’s income before taxes for the three and nine months ended September 30, 2006 was $2.3 million and $11.6 million lower, respectively, than if the Company had continued to account for the stock-based compensation programs under APB 25. The Company’s net income for the three and nine months ended September 30, 2006 was $1.9 million and $10.3 million lower, respectively, than if the Company had continued to account for the stock-based compensation programs under APB 25.

SFAS 123R requires the disclosure of pro forma information for periods prior to adoption. The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005 if the Company had recognized compensation expense for all stock-based payments to employees based on their fair values (dollars in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Basic earnings available to common stockholders:
As reported	$117,537	297,091
Compensation expense, net of related tax effects	(1,782)	(4,971)

Pro forma	$115,755	292,120

Diluted earnings available to common stockholders:
As reported	$117,507	297,156
Compensation expense, net of related tax effects	(1,782)	(4,971)

Pro forma	$115,725	292,185

Basic earnings per share:
As reported	$2.10	5.37
Pro forma	2.07	5.28
Diluted earnings per share:
As reported	$2.04	5.18
Pro forma	2.03	5.15
Basic weighted average shares outstanding:
As reported	55,870	55,346
Pro forma	55,870	55,346
Diluted weighted average shares outstanding:
As reported	57,598	57,421
Pro forma	56,909	56,747

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

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

The following weighted-average assumptions were used to estimate the fair values of options granted during the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Fair value	$8.01	10.87	6.32	9.23
Expected life (years)	4.0	4.5	4.0	4.5
Risk-free interest rate	4.8-5.1%	3.9%	4.4-4.7%	4.2%
Volatility	41.7%	59.4%	40.9%	60.5%
Expected annual dividend yield	11.1%	12.5%	11.1%	13.7%
Expected annual forfeiture rate	—%	—%	11.0%	—%

Stock option activity during the nine months ended September 30, 2006 was as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, beginning of period	3,819,533	$27.29
Granted	388,459	40.27
Exercised	(660,120)	12.44
Cancelled	(274,589)	37.51

Balance, end of period	3,273,283	30.89

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

At September 30, 2006, the range of exercise prices, the number outstanding, weighted average remaining term and weighted average exercise price of options outstanding and the number exercisable and weighted average price of options currently exercisable were as follows:

	Outstanding			Exercisable
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Stock	Term	Exercise	Stock	Exercise
Range of Exercise Prices	Options	(in years)	Price	Options	Price

$6.00 - 6.79	349,768	4.77	$6.58	349,768	$6.58
7.33 - 9.27	160,000	4.86	8.71	64,599	8.47
10.47 - 12.17	240,418	5.37	10.49	206,668	10.49
14.43 - 17.83	202,331	5.96	15.15	91,706	15.38
18.65 - 18.66	343,347	6.24	18.66	181,797	18.66
19.47 - 26.97	192,939	6.71	26.22	98,349	26.53
35.74 - 39.10	366,425	9.00	38.32	100,293	38.30
41.60 - 44.06	405,169	8.47	44.01	33,391	43.96
45.04 - 45.96	364,496	7.35	45.86	316,362	45.87
46.02 - 46.78	306,760	8.13	46.60	218,129	46.63
47.00 - 49.92	226,525	8.56	49.16	16,194	47.59
50.47 - 60.47	115,105	8.00	55.18	91,117	56.09

	3,273,283			1,768,373

At September 30, 2006, the total intrinsic value of stock options outstanding and exercisable was $27.6 million and $21.2 million, respectively.

Stock option information related to unvested shares for the nine months ended September 30, 2006 was as follows:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Options	Value

Balance, beginning of period	2,075,965	$11.26
Granted	388,459	6.32
Vested	(768,483)	10.95
Forfeited	(191,031)	10.92

Balance, end of period	1,504,910	10.19

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

A summary of unvested restricted stock activity for the nine months ended September 30, 2006 is presented below:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Shares	Value

Balance, beginning of period	441,630	$45.03
Granted	285,907	41.57
Vested	(161,719)	36.30
Forfeited	(35,451)	41.09

Balance, end of period	530,367	46.09

The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $20.2 million and $64.2 million, respectively. During the nine months ended September 30, 2006 and 2005, the Company received cash of $8.2 million and $16.2 million, respectively, from exercises of stock options and recognized related tax benefits of $5.0 million and $17.3 million, respectively.

During the three and nine months ended September 30, 2006, 38,049 and 126,959 shares of common stock, respectively, were purchased under the Company’s Employee Stock Purchase Plan resulting in compensation cost of approximately $192,000 and $875,000, respectively.

As of September 30, 2006, the total remaining unrecognized cost related to unvested stock options and restricted stock amounted to $13.0 million and $14.3 million, respectively, which will be amortized over the weighted-average remaining requisite service period of 29 months and 46 months, respectively.

The Company issues new shares of common stock to satisfy stock-based awards. At September 30, 2006, there were approximately 1,737,000 shares available for grant under the Plan. As of September 30, 2006, approximately 1.9 million shares were available for issuance under the Company’s Employee Stock Purchase Plan.

18.	Segment Reporting

The Company has three operating segments: portfolio, mortgage loan operations and servicing and other. Management tracks and evaluates these three segments separately in deciding how to allocate resources and assess performance.

•	The portfolio segment reflects the Company’s investment in its mortgage loan portfolio, which produces net interest income consisting of interest income less interest expense and a provision for mortgage loan losses on mortgage loans it holds in its portfolio.

•	The mortgage loan operations segment, consisting of the Wholesale and Retail origination divisions, reflects purchases and originations of residential mortgage loans and records (i) net interest income comprised of interest income and interest expense on the mortgage loans the Company holds prior to selling its loans to the portfolio segment or in the whole loan market and (ii) gain on sale of mortgage loans less expenses to originate the mortgage loans.

•	The servicing and other segment services loans, seeking to ensure that loans are repaid in accordance with their terms and the Company earns a servicing fee based upon the dollar amount of the servicing portfolio. Operations not included in the portfolio, mortgage loan operations or servicing segments are considered other and are included in the servicing and other segment. The Company’s recently acquired

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

Access Lending platform is included in the servicing and other segment, although it has not had a material impact on the Company’s results of operations or financial position for the first nine months of 2006.

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

For the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended September 30, 2006
	REIT &
	Qualified	Taxable REIT Subsidiary
	REIT		Mortgage Loan Operations
	Subsidiaries		Total	Total	Servicing
	Portfolio	Portfolio	Wholesale	Retail	and Other	Eliminations	Consolidated

Interest income	$258,233	30,176	176,676	37,035	12,052	—	514,172
Interest expense	(178,283)	(24,384)	(120,743)	(31,386)	(20,432)	—	(375,228)

Net interest income	79,950	5,792	55,933	5,649	(8,380)	—	138,944
Provision for losses on mortgage loans held for investment	(22,500)	1,744	—	—	—	—	(20,756)

Net interest income after provision for losses	57,450	7,536	55,933	5,649	(8,380)	—	118,188
Other operating income (loss):
Gain on sale of mortgage loans	—	—	197,310	90,676	(67,517)	(47,424)	173,045
Servicing & other income (loss)	(30,168)	—	—	(66)	27,257	—	(2,977)

Total other operating income (loss)	(30,168)	—	197,310	90,610	(40,260)	(47,424)	170,068
Operating expenses	4,246	—	158,202	98,116	(62,553)	—	198,011

Earnings before income taxes	$23,036	7,536	95,041	(1,857)	13,913	(47,424)	90,245

Funding volume	$—	—	13,482,612	2,349,903	—	—	15,832,515

Securitizations structured as financings	$—	—	—	—	—	—	—

Total assets at September 30, 2006	$11,426,092	1,683,192	10,196,797	1,781,636	—	(27,949)	25,059,768

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

	Nine Months Ended September 30, 2006
	REIT &
	Qualified	Taxable REIT Subsidiary
	REIT		Mortgage Loan Operations
	Subsidiaries		Total	Total	Servicing
	Portfolio	Portfolio	Wholesale	Retail	and Other	Eliminations	Consolidated

Interest income	$777,928	112,077	473,807	90,166	24,310	—	1,478,288
Interest expense	(510,021)	(76,286)	(315,344)	(73,784)	(44,117)	—	(1,019,552)

Net interest income	267,907	35,791	158,463	16,382	(19,807)	—	458,736
Provision for losses on mortgage loans held for investment	(82,200)	1,294	—	—	—	—	(80,906)

Net interest income after provision for losses	185,707	37,085	158,463	16,382	(19,807)	—	377,830
Other operating income (loss):
Gain on sale of mortgage loans	—	—	610,717	257,837	(205,513)	(165,309)	497,732
Servicing & other income (loss)	(7,169)	—	(144)	(608)	74,190	—	66,269

Total other operating income (loss)	(7,169)	—	610,573	257,229	(131,323)	(165,309)	564,001
Operating expenses	17,860	—	459,129	285,482	(161,382)	—	601,089

Earnings before income taxes	$160,678	37,085	309,907	(11,871)	10,252	(165,309)	340,742

Funding volume	$—	—	38,684,177	6,759,095	—	—	45,443,272

Securitizations structured as financings	$3,393,531	—	—	—	—	—	3,393,531

Total assets at September 30, 2006	$11,426,092	1,683,192	10,196,797	1,781,636	—	(27,949)	25,059,768

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006 and 2005

	Three Months Ended September 30, 2005
	REIT &
	Qualified	Taxable REIT Subsidiary
	REIT		Mortgage Loan Operations
	Subsidiaries		Total	Total	Servicing
	Portfolio	Portfolio	Wholesale	Retail	and Other	Eliminations	Consolidated

Interest income	$293,706	52,414	132,085	13,814	2,602	—	494,621
Interest expense	(159,022)	(37,354)	(77,602)	(8,386)	(8,535)	—	(290,899)

Net interest income	134,684	15,060	54,483	5,428	(5,933)	—	203,722
Provision for losses on mortgage loans held for investment	(38,500)	(42)	—	—	—	—	(38,542)

Net interest income after provision for losses	96,184	15,018	54,483	5,428	(5,933)	—	165,180
Other operating income (loss):
Gain on sale of mortgage loans	—	—	165,399	75,394	(10,703)	(53,849)	176,241
Servicing & other income (loss)	11,579	—	(5)	404	3,211	—	15,189

Total other operating income (loss)	11,579	—	165,394	75,798	(7,492)	(53,849)	191,430
Operating expenses	2,836	—	161,880	92,588	(23,665)	—	233,639

Earnings before income taxes	$104,927	15,018	57,997	(11,362)	10,240	(53,849)	122,971

Funding volume	$—	—	14,859,085	1,852,513	—	—	16,711,598

Securitizations structured as financings	$2,080,230	—	—	—	—	—	2,080,230

Total assets at September 30, 2005	$15,110,803	2,611,568	10,194,849	1,227,874	—	(57,851)	29,087,243

	Nine Months Ended September 30, 2005
	REIT &
	Qualified	Taxable REIT Subsidiary
	REIT		Mortgage Loan Operations
	Subsidiaries		Total	Total	Servicing
	Portfolio	Portfolio	Wholesale	Retail	and Other	Eliminations	Consolidated

Interest income	$739,470	178,131	289,204	32,619	7,129	—	1,246,553
Interest expense	(360,569)	(114,173)	(164,067)	(18,805)	(13,921)	—	(671,535)

Net interest income	378,901	63,958	125,137	13,814	(6,792)	—	575,018
Provision for losses on mortgage loans held for investment	(104,201)	(1,454)	—	—	—	—	(105,655)

Net interest income after provision for losses	274,700	62,504	125,137	13,814	(6,792)	—	469,363
Other operating income (loss):
Gain on sale of mortgage loans	—	—	588,805	208,432	(231,754)	(155,686)	409,797
Servicing & other income (loss)	(10,705)	—	(4)	404	46,118	—	35,813

Total other operating income (loss)	(10,705)	—	588,801	208,836	(185,636)	(155,686)	445,610
Operating expenses	15,760	—	452,782	218,552	(79,647)	—	607,447

Earnings before income taxes	$248,235	62,504	261,156	4,098	(112,781)	(155,686)	307,526

Funding volume	$—	—	36,063,790	4,343,545	—	—	40,407,335

Securitizations structured as financings	$10,961,958	—	—	—	—	—	10,961,958

Total assets at September 30, 2005	$15,110,803	2,611,568	10,194,849	1,227,874	—	(57,851)	29,087,243

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Pursuant to the merger that implemented the restructuring of New Century TRS in order for it to qualify as a REIT, New Century became the publicly-traded parent listed on the New York Stock Exchange, or NYSE, began trading under the ticker symbol “NEW,” and which succeeded to and continued to operate substantially all of the existing businesses of New Century TRS and its subsidiaries.

As a result of the merger and the related capital-raising activities, a significant source of our revenue is the interest income generated from our portfolio of mortgage loans held by our REIT and our taxable REIT subsidiaries. We also continue to generate revenue through our taxable REIT subsidiaries from the sale of loans, servicing income and loan origination fees. We expect the primary components of our expenses to be (i) interest expense on our credit facilities, securitizations, and other borrowings, (ii) general and administrative expenses and (iii) payroll and related expenses arising from our origination and servicing businesses.

Recent Acquisitions

During the third quarter of 2005, Home123 Corporation, one of New Century’s wholly owned subsidiaries, purchased the origination platform of RBC Mortgage, which has enabled us to expand our mortgage product offerings, our retail presence on a nationwide basis and our channels of distribution, particularly into the builder and realtor channels.

This origination platform, which is more heavily weighted towards purchase financing as opposed to refinancing transactions, included approximately 140 branches nationwide and originates residential mortgage loans, consisting primarily of “Alt-A,” “jumbo” and “conforming” mortgages, as well as home equity lines of credit.

In February 2006, we purchased from Access Lending Corporation a platform that provides warehouse lines of credit to middle-market residential mortgage bankers. This acquisition enables us to offer warehouse lending services to our Wholesale customers and to other middle-market mortgage bankers.

Executive Summary

The first nine months of 2006 have been challenging for originators of mortgage loans. Interest rates, while declining slightly in the third quarter, steadily increased over the first half of the year and remain at higher levels than the last few years. Higher interest rates have caused consumer demand for home purchase financings and refinancings to decrease from the levels the industry enjoyed in the recent past. Lower consumer demand for mortgage products has also created intense pricing competition within the industry. The increasingly competitive environment has lead to industry consolidation, which we expect will continue into 2007.

Despite the difficult macroeconomic environment, many of our key business metrics were solid in the third quarter of 2006. During the quarter, we maintained loan production volume at a level comparable to the second quarter of 2006. We also achieved record low loan acquisition costs in the quarter and, while the interest spread earned by our mortgage loan portfolio in the third quarter decreased when compared with the second quarter, the decrease was primary as a result of a loss from hedging-related activities, a component unrelated to our core business operations. Partially offsetting these positive trends, gain-on-sale declined in the quarter as a result of changes to rating agency credit enhancement levels and higher loan repurchases and discounted loan sales. In addition, our gain-on-sale for the quarter was affected by the accounting impact of the value of the company’s forward sale commitments and interest rate locks, which are treated as derivative instruments for accounting purposes but do not currently qualify for hedge accounting. While our mortgage loan portfolio spread and gain-on-sale in the quarter were negatively affected by our hedging-related activities, we still believe that our hedging strategies are effective on an economic basis. Since we have little control over the macroeconomic factors that affect the income we receive from our hedging-related activities and the related accounting impact, we will continue to focus on the factors affecting our business that we can influence including our pricing strategy, credit quality and cost reduction strategies.

For the fourth quarter of 2006, we expect the operating environment to continue to be challenging. We expect our loan production volume to be moderately lower than the third quarter and our non-prime net operating margin to be reduced in the fourth quarter as a result of higher discounted loan sales. Additionally, we expect mortgage loan portfolio income to be lower than the third quarter as the portfolio balance continues to decline.

We expect 2007 will be a year of continued industry evolution and opportunity. Our strategy for next year focuses on maximizing our core mortgage origination franchise through loan origination process improvement, enhanced productivity and increased efficiencies. Our REIT status and the mortgage loan portfolio are tools that help us execute our mortgage banking strategy but we do not expect to add to the portfolio simply to support a specific dividend target. We expect to continue to evaluate whole loan sales versus securitizations on a case-by-case basis based on whole loan prices relative to our view of the risk-adjusted returns on capital available through securitization. The current economic environment calls for a financial strategy that is flexible enough to capitalize on the opportunities that arise during 2007 giving consideration to secondary and capital market conditions.

We believe that we are well positioned to meet the challenges next year. We expect overall mortgage market volume to decline in 2007, yet we believe our size, scale, financial resources, low loan acquisition costs and reputation will enable us to compete successfully and profitably gain market share in this consolidating industry.

Overview

Our two key business components are: (i) our mortgage loan portfolio held by our REIT and our taxable REIT subsidiaries; and (ii) our origination, sales and servicing activities conducted through certain of our taxable REIT subsidiaries.

REIT and TRS Mortgage Loan Portfolios

One of the largest components of our revenue is derived from the interest income we earn on our portfolio of mortgage loans held for investment, which totaled $14.0 billion at September 30, 2006 and generated $81.8 million and $287.2 million of interest income for the three and nine month periods ended September 30, 2006, respectively.

During 2003, we shifted our strategy to hold loans on our balance sheet. Because our credit facilities are short-term in nature and generally do not allow loans to be financed through the facility for longer than 180 days, a securitization structure currently offers the most attractive means to finance loans on our balance sheet. Therefore, we began to structure our securitizations as financings during 2003. During the nine months ended September 30, 2006 and 2005, we completed four securitizations totaling $3.4 billion and four securitizations totaling $11.0 billion, respectively, which were structured as on-balance sheet financings. In a securitization structured as a financing, we make an initial cash investment so that the securitization trusts begin to return cash flow to us in the first month following securitization. Therefore, we require cash and capital to make the initial investment, as well as to support the loans on our balance sheet. During the nine months ended September 30, 2006, we retained approximately 7.50% of our total loan production on our balance sheet. During the third quarter of 2006, we chose to sell loans in the whole loan market rather than adding assets to our REIT portfolio, resulting in a decline in the portfolio balance. Going forward, we will continue to evaluate the relative advantages and disadvantages of whole loan sales versus securitizations, taking into account secondary market conditions and our capital allocation strategy.

We measure the performance of the loans in the portfolio by monitoring prepayment rates and credit losses. Faster prepayments reduce the weighted average life of the portfolio, thereby reducing net interest income and credit losses. During the first six months of 2006, prepayment speeds were faster than originally expected. However, in the third quarter of 2006, the prepayment speeds decreased to more normal levels. We anticipate this trend to continue through the fourth quarter of 2006.

Cumulative credit losses, which we generally assume to be in the range of 0.9% and 5.1% of the original balance of the pool of loans, also reduce net interest income. While the range of estimated cumulative credit losses is fairly broad, the weighted average cumulative credit loss estimate for the entire portfolio of mortgage loans held for investment was 2.24% at September 30, 2006. At September 30, 2006, the allowance for losses on mortgage loans held for investment was $191.6 million compared with $209.9 million at June 30, 2006. These amounts represent 1.36% and 1.31% of the unpaid principal balance of the mortgage loan portfolio, respectively. Our 60-day-plus delinquency rate as of September 30, 2006 was 5.95% compared with 4.61% as of June 30, 2006. The higher delinquency rate as of the end of the third quarter was the result of normal portfolio seasoning and higher delinquencies in the 2005 and 2006 vintages compared with the 2003 and 2004 vintages. We planned for these higher delinquency rates and believe we are adequately reserved for the expected higher level of loan losses after giving consideration to the seasoning of the portfolio and the performance of our newer vintages.

Generally, our loans have a fixed-rate for a period of time, while the underlying bonds that finance those loans are variable-rate based on one-month LIBOR, resulting in interest rate risk. Our hedging strategies to mitigate this interest rate risk are designed to reduce variability in our interest margin over the period of each securitization.

Originations and Sales

The other major component of our business is our ability to originate and purchase mortgage loans at a reasonable cost and to sell those loans in the secondary mortgage market. For the past several years, our secondary marketing strategy has included a combination of both whole loan sales and securitizations.

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

We recently announced our adoption of additional guidelines with respect to our lending best practices. These guidelines include heightened underwriting requirements for our adjustable-rate and interest-only mortgage loan programs for potential borrowers in owner-occupied properties who have FICO scores below 580 and loan-to-value ratios greater than 80%. We are requiring these borrowers to qualify with a debt-to-income ratio that is less than 50% and use the fully-indexed rate minus 100 basis points rather than qualifying at the initial interest rate. Less than 4 percent of our recent loan production volume would not have qualified for a 30-year adjustable-rate or interest-only loan under these guidelines. We believe the steps we are taking are prudent in light of the current market environment and are designed to help ensure that specific loan products are appropriate for the circumstances of individual borrowers and improve the overall credit quality of our loans. We plan to continue evaluating our product line with these goals in mind. While these underwriting changes may result in a modest decline in volume, we do not expect a meaningful impact to profitability.

The operating margin of our loan origination franchise has three components: (i) net interest income, (ii) gain on sale of mortgage loans and (iii) loan origination or acquisition costs. We use operating margin as our principal metric to measure the value of our loan origination franchise.

Net interest income on mortgage loans held for sale — We typically retain our mortgage loans held for sale for a period of 30 to 50 days before they are sold in the secondary market or securitized. During that time, we earn the coupon rate of interest paid by the borrower, and we pay interest to the lenders that provide our financing facilities. During the nine months ended September 30, 2005, the difference between these interest rates was approximately 2.9%. During the nine months ended September 30, 2006, this margin decreased to 2.3% as a result of short-term interest rates increasing more rapidly than our average coupon rates. We seek to manage the timing of our whole loan sales to enhance the net interest income we earn on the loans, while preserving the ability to sell the loans at the maximum price.

Gain on sale of mortgage loans — Gain on sale of mortgage loans is affected by the condition of the secondary market for our loans. Beginning in the latter half of 2004, as interest rates began to rise and short-term rates rose faster than long-term rates (a flatter yield curve), the prices we received for our loans began to decline relative to historic levels. Beginning in the first quarter of 2006, we began to see some improvement in our gain on sale as a result of improved secondary market execution, which was primarily driven by a higher weighted average coupon on our loans, a more favorable product mix and stronger secondary market appetite for our loans. During the third quarter of 2006, our gain on sale executions were negatively impacted as a result of increased rating agency credit enhancement levels, the volume of repurchases, discounted sales and the severity of the discount and the accounting impact of the value of our forward sale and interest rate lock commitments, which are treated as derivative instruments for accounting purposes but do not currently qualify for hedge accounting. We expect the volume of repurchases, discounted sales and the severity of the discount to continue to challenge originators in our industry. Loan buyers have increased the number of loan files reviewed in their due diligence process and decreased the percentage of loans they ultimately purchase. In addition, repurchases have increased as a result of higher early payment defaults. While we expect this industry trend to continue in the near-term, we believe the ongoing refinement of our underwriting guidelines and continual focus on loan origination process improvement will help mitigate this trend.

Loan origination or acquisition cost — We also monitor the cost to originate our loans. We typically refer to this as our loan acquisition costs. Loan acquisition costs are comprised of the following: fees paid to wholesale brokers and correspondents, plus direct loan origination costs, including commissions and corporate overhead costs, less points and fees received from borrowers, divided by total loan production volume. Loan acquisition costs do not include profit-based compensation, servicing division overhead, and certain professional fees. During 2004 and through the first quarter of 2005, our loan acquisition costs remained relatively stable and generally fluctuated inversely with our loan production volume. As a result of the competitive environment and its impact on the value of our loans in 2005, we began implementing cost-cutting measures designed to reduce our loan acquisition costs. The cost-cutting measures we implemented during 2005 have continued through the first nine months of 2006 and include changes to our sales compensation, controlling growth in non-sales overhead and more closely scrutinizing our discretionary spending. These cost-cutting measures resulted in a significant reduction of our loan acquisition costs for the three and nine months ended September 30, 2006 compared to previous quarters.

These two components of our business, our portfolio of mortgage loans held for investment and our originations and sales, account for most of our operating revenues and expenses. Our origination platform provides the source of the loan volume to conduct both parts of our business.

Loan Originations and Purchases

Historically, we have focused on lending to individuals whose borrowing needs are generally not fulfilled by traditional financial institutions because they do not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers. In connection with the loan origination platform acquired from RBC Mortgage, we also originate “Alt-A,” “jumbo” and “conforming” mortgages, as well as home equity lines of credit. As a result of the integration of our non-prime and prime/Alt-A loan origination platforms, both our Wholesale and Retail Divisions offer non-prime, prime and Alt-A products.

As of September 30, 2006, our Wholesale Division operated through 33 regional operating centers in 19 states and originated or purchased $38.6 billion in loans during the nine months ended September 30, 2006. Of the $38.6 billion in mortgage loans originated or purchased, $36.3 billion, or 94.0%, were non-prime loans and $2.3 billion, or 6.0%, were prime or Alt-A loans. Our Retail Division, which has a Builder Realtor channel and a Consumer Direct channel, originated loans through 235 sales offices in 36 states, including our centralized telemarketing unit, and originated $6.8 billion in mortgage loans during the nine months ended September 30, 2006. Of the $6.8 billion in loans originated, $3.9 billion, or 57.2%, was originated through our Builder Realtor channel and $2.9 billion, or 42.8%, was originated through our Consumer Direct channel. In addition, $3.1 billion, or 45.7%, of total retail originations were non-prime loans and $3.7 billion, or 54.3%, were prime or Alt-A loans.

As of September 30, 2005, our Wholesale Division operated through 34 regional operating centers in 17 states and originated or purchased $36.1 billion in loans during the nine months ended September 30, 2005. Of the $36.1 billion in mortgage loans originated or purchased, $35.7 billion, or 99.0%, were non-prime loans and $360.6 million, or 1%, were prime or Alt-A loans. Our Retail Division originated loans through 216 sales offices in 35 states, including our centralized telemarketing unit, and originated $4.3 billion in loans during the nine months ended September 30, 2005. Of the $4.3 billion in loans originated, $494.0 million, or 11.4%, was originated through our Builder Realtor channel, all of which were prime and Alt-A loans, and $3.8 billion, or 88.6%, was originated through our Consumer Direct channel, all of which were non-prime loans.

During the nine months ended September 30, 2006, approximately $20.3 billion, or 44.8%, of our total mortgage loan production consisted of cash-out refinancings, where the borrowers refinanced their existing mortgages and received cash representing a portion of the equity in their homes. For the same period, approximately $20.0 billion, or 44.1%, of our total mortgage loan production consisted of home purchase finance loans. The remainder of our loan production, $5.1 billion, or 11.1%, consisted of rate and term transactions, which are transactions in which borrowers refinanced their existing mortgages to obtain a better interest rate, a lower payment or different loan maturity. For the nine months ended September 30, 2005, total originations consisted of $20.3 billion, or 50.3%, of cash-out refinancings, $16.5 billion, or 40.8%, of home purchase financings, and $3.6 billion, or 8.9%, of rate and term refinance transactions. Over the last 12 months, we have made a concerted effort to increase our home purchase business. These efforts, coupled with market and economic conditions and the addition of the RBC Mortgage loan origination platform, have enabled us to decrease the percentage of cash-out refinancings as compared to home purchase finance loans.

During the nine months ended September 30, 2006, originations of interest-only mortgage loans totaled $7.7 billion, or 17.0%, of total originations. Interest-only originations during the nine months ended September 30, 2005 totaled $13.7 billion, or 34.0%, of total originations. In the latter part of 2005, we began implementing strategies to maintain the mortgage loan production volume of our interest-only product at a level no greater than 25% of total mortgage loan production in order to increase our secondary market execution. These strategies included pricing increases and underwriting changes for the interest-only product and the introduction of new alternative products, including a 40-year mortgage product, that are in greater demand in the secondary market.

For the nine months ended September 30, 2006, originations of pay-option loans totaled $231.6 million. For the nine months ended September 30, 2005, originations of pay-option loans totaled $36.4 million. Pay-option loans differ from “traditional” monthly-amortizing loans by providing borrowers with the option to make fully amortizing interest-only, or “negative-amortizing,” payments. We view these loans as a profitable product that does not create disproportionate credit risk. Our pay-option loan portfolio has a high initial loan quality, with original average FICO scores (a measure of credit rating) of 711 and combined loan-to-values of 75.1%, respectively. We originate pay-option loans only to borrowers who can qualify at the loan’s fully indexed interest rates. This high credit quality notwithstanding, lower initial payment requirements of pay-option loans may increase the credit risk inherent in our loans held for sale. Since the required monthly payments for pay-option loans will eventually increase, borrowers who initially decide to make “negative-amortizing” payments may be less able to pay the increased amounts and, therefore, may be more likely to default on the loan than a borrower using a more traditional monthly-amortizing loan.

For the nine months ended September 30, 2006, full documentation loans as a percentage of total mortgage loan originations were $25.3 billion, or 55.7%, limited documentation loans were $922.0 million, or 2.0%, and stated documentation loans were $19.2 billion, or 42.3%. Full documentation loans generally require applicants to submit two written forms of verification of stable income for at least twelve months. Limited documentation loans generally require applicants to submit twelve consecutive monthly bank statements on their individual bank accounts. Stated income documentation loans are based upon stated monthly income if the applicant meets certain criteria. For the nine months ended September 30, 2005, full documentation loans as a percentage of total mortgage loan originations were $21.6 billion, or 53.4%, limited documentation loans were $1.2 billion, or 3.0%, and stated documentation loans were $17.6 billion, or 43.6%. Generally, economic and market conditions, including product introductions and offerings by competitors, influence our product mix. The documentation that we require of our borrowers is affected by these fluctuations in product mix. We designed our underwriting standards, including our recently adopted guidelines for adjustable-rate and interest-only loans, and quality assurance programs to ensure that loan quality is consistent and meets our guidelines, even as the mix of documentation type varies. To further enhance loan quality, we have also adopted additional steps and verifications for our stated income documentation loans designed to decrease the likelihood of borrower fraud or abuse.

The following tables set forth selected information relating to loan originations and purchases during the periods shown (dollars in thousands):

	For the Three Months Ended
	September 30, 2006				September 30, 2005
		Prime &				Prime &
	Non-Prime	Alt-A	Total	%	Non-Prime	Alt-A	Total	%

Wholesale	$12,727,703	754,909	13,482,612	85.2	14,498,442	360,643	14,859,085	88.9
Retail	1,099,510	1,250,393	2,349,903	14.8	1,358,536	493,977	1,852,513	11.1

Total originations and purchases	13,827,213	2,005,302	15,832,515	100.0	15,856,978	854,620	16,711,598	100.0

Fixed-rate mortgages:
15 — 30 year	2,200,129	1,386,982	3,587,111	22.7	4,263,060	516,122	4,779,182	28.6
Interest-Only	93,831	216,480	310,311	2.0	—	—	—	—
40-Year	843,288	85,042	928,330	5.8	—	—	—	—
HELOC	—	—	—	—	—	—	—	—

Sub-total Fixed	3,137,248	1,688,504	4,825,752	30.5	4,263,060	516,122	4,779,182	28.6
Adjustable-rate mortgages:
Hybrid — 30 year(1)	2,796,291	179,867	2,976,158	18.8	5,986,780	30,514	6,017,294	36.0
Interest-Only	2,394,570	116,452	2,511,022	15.9	5,607,138	307,984	5,915,122	35.4
Hybrid — 40 year(1)	5,499,104	—	5,499,104	34.7	—	—	—	—
HELOC	—	20,479	20,479	0.1	—	—	—	—

Sub-total ARM	10,689,965	316,798	11,006,763	69.5	11,593,918	338,498	11,932,416	71.4

Total originations and purchases	13,827,213	2,005,302	15,832,515	100.0	15,856,978	854,620	16,711,598	100.0

Purchases	5,469,518	1,312,972	6,782,490	42.8	6,730,049	510,493	7,240,542	43.3
Refinances:
Cash-out refinances	7,082,991	198,009	7,281,000	46.0	7,809,407	89,346	7,898,753	47.3
Rate/term refinances	1,274,704	494,321	1,769,025	11.2	1,317,522	254,781	1,572,303	9.4

Total originations and purchases	13,827,213	2,005,302	15,832,515	100.0	15,856,978	854,620	16,711,598	100.0

Full documentation	7,628,488	1,228,637	8,857,125	55.9	8,663,510	576,456	9,239,966	55.3
Limited documentation	294,317	—	294,317	1.9	276,062	—	276,062	1.7
Stated documentation	5,904,408	776,665	6,681,073	42.2	6,917,406	278,164	7,195,570	43.0

Total originations and purchases	$13,827,213	2,005,302	15,832,515	100.0	15,856,978	854,620	16,711,598	100.0

Average principal balance of loans originated and purchased	$191	177	189		181	182	181
Weighted average FICO score of loans originated and purchased	624	712	635		631	718	636
Percent of loans secured by first mortgages	94.0%	92.9%	93.8%		93.3%	94.0%	93.4%
Weighted average loan-to-value ratio(2)	81.7%	79.1%	81.4%		81.3%	76.3%	81.1%
Weighted average interest rates:
Fixed-rate mortgages	8.9%	7.1%	8.3%		7.7%	6.1%	7.5%
Adjustable-rate mortgages — initial rate	8.4%	5.8%	8.3%		7.1%	5.3%	7.1%
Adjustable-rate mortgages — margin over index	6.2%	2.7%	6.1%		5.9%	2.9%	5.8%
Total originations and purchases	8.5%	6.9%	8.3%		7.3%	5.9%	7.2%
Percentage of loans originated in “AAA”, “AA” and “A+” credit grades	87.4%	N/A	N/A		90.4%	N/A	N/A
Percentage of loans originated in bottom two credit grades	2.9%	N/A	N/A		2.3%	N/A	N/A

(1)	Majority of hybrid products have a fixed rate for 2 or 3 years.

(2)	Weighted average loan-to-value (LTV) is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.

	For the Nine Months Ended
	September 30, 2006				September 30, 2005
		Prime &				Prime &
	Non-Prime	Alt-A	Total	%	Non-Prime	Alt-A	Total	%

Wholesale	$36,347,510	2,336,667	38,684,177	85.1	35,703,147	360,643	36,063,790	89.3
Retail	3,090,039	3,669,056	6,759,095	14.9	3,849,568	493,977	4,343,545	10.7

Total originations and purchases	39,437,549	6,005,723	45,443,272	100.0	39,552,715	854,620	40,407,335	100.0

Fixed-rate mortgages:
15-30 year	6,349,325	4,104,443	10,453,768	23.0	9,622,637	516,122	10,138,759	25.1
Interest-Only	248,234	848,717	1,096,951	2.4	—	—	—	—
40-Year	2,182,322	221,282	2,403,604	5.3	—	—	—	—
HELOC	—	239	239	—	—	—	—	—

Sub-total Fixed	8,779,881	5,174,681	13,954,562	30.7	9,622,637	516,122	10,138,759	25.1
Adjustable-rate mortgages:
Hybrid — 30 year(1)	8,719,296	441,844	9,161,140	20.2	16,502,073	30,514	16,532,587	40.9
Interest-Only	6,284,923	336,086	6,621,009	14.6	13,428,005	307,984	13,735,989	34.0
Hybrid — 40 year(1)	15,653,449	—	15,653,449	34.4	—	—	—	—
HELOC	—	53,112	53,112	0.1	—	—	—	—

Sub-total ARM	30,657,668	831,042	31,488,710	69.3	29,930,078	338,498	30,268,576	74.9

Total originations and purchases	39,437,549	6,005,723	45,443,272	100.0	39,552,715	854,620	40,407,335	100.0

Purchases	16,220,611	3,818,747	20,039,358	44.1	15,956,704	510,493	16,467,197	40.8
Refinances:
Cash-out refinances	19,728,437	610,304	20,338,741	44.8	20,251,060	89,346	20,340,406	50.3
Rate/term refinances	3,488,501	1,576,672	5,065,173	11.1	3,344,951	254,781	3,599,732	8.9

Total originations and purchases	39,437,549	6,005,723	45,443,272	100.0	39,552,715	854,620	40,407,335	100.0

Full documentation	21,505,862	3,797,574	25,303,436	55.7	21,013,295	576,456	21,589,751	53.4
Limited documentation	922,042	—	922,042	2.0	1,198,654	—	1,198,654	3.0
Stated documentation	17,009,645	2,208,149	19,217,794	42.3	17,340,766	278,164	17,618,930	43.6

Total originations and purchases	$39,437,549	6,005,723	45,443,272	100.0	39,552,715	854,620	40,407,335	100.0

Average principal balance of loans originated and purchased	$186	176	185		181	182	181
Weighted average FICO score of loans originated and purchased	623	710	634		631	718	632
Percent of loans secured by first mortgages	93.7%	92.7%	93.5%		94.0%	94.0%	94.0%
Weighted average loan-to-value ratio(2)	81.6%	78.4%	81.1%		81.3%	76.3%	81.2%
Weighted average interest rates:
Fixed-rate mortgages	8.9%	6.9%	8.1%		7.7%	6.1%	7.6%
Adjustable-rate mortgages — initial rate	8.4%	5.4%	8.3%		7.1%	5.3%	7.1%
Adjustable-rate mortgages — margin over index	6.2%	2.7%	6.1%		5.8%	2.9%	5.7%
Total originations and purchases	6.7%	8.5%	8.2%		7.2%	5.9%	7.2%
Percentage of loans originated in “AAA”, “AA” and “A+” credit grades	87.6%	N/A	N/A		89.9%	N/A	N/A
Percentage of loans originated in bottom two credit grades	3.0%	N/A	N/A		2.4%	N/A	N/A

(1)	Majority of hybrid adjustable-rate mortgage products have a fixed rate for 2 or 3 years.

(2)	Weighted average loan-to-value (LTV) is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
		% of		% of		% of		% of
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales

Non-prime whole loan sales	$13,877,545	87.5%	9,983,362	71.3%	35,170,037	79.8%	22,507,439	61.8%
Prime and Alt-A whole loan sales	1,715,503	10.8%	19,358	0.1%	5,058,310	11.5%	19,358	0.1%
Securitizations structured as sales	—	0.0%	1,999,959	14.3%	—	0.0%	2,989,181	8.2%

Total premium sales	15,593,048	98.3%	12,002,679	85.7%	40,228,347	91.3%	25,515,978	70.1%
Discounted whole loan sales	409,896	2.6%	32,081	0.2%	916,340	2.1%	178,525	0.5%

Total sales	16,002,944	100.9%	12,034,760	85.9%	41,144,687	93.4%	25,694,503	70.6%
Securitizations structured as financings	—	0.0%	2,080,230	14.8%	3,393,531	7.7%	10,961,958	30.1%
Repurchases	(150,974)	(0.9)%	(102,027)	(0.7)%	(469,342)	(1.1)%	(240,966)	(0.7)%

Total secondary market transactions	$15,851,970	100.0%	14,012,963	100.0%	44,068,876	100.0%	36,415,495	100.0%

Whole Loan Sales

During the three months ended September 30, 2006, non-prime whole loan sales accounted for $13.9 billion, or 87.5%, of our total secondary market transactions. The weighted average premium received on the non-prime whole loan sales for the three months ended September 30, 2006, including certain hedge gains and premiums received for servicing rights, was 1.59% of the original principal balance of the loans sold. For the same period in 2005, non-prime whole loan sales and securitizations structured as sales accounted for $12.0 billion, or 85.5%, of our total secondary market transactions and the weighted average premium, including certain hedge gains and premiums received for servicing rights, was 2.05%.

During the three months ended September 30, 2006, prime and Alt-A whole loan sales accounted for $1.7 billion, or 10.8%, of our secondary market transactions. The weighted average premium received on prime and Alt-A whole loan sales was 0.7% of the original principal balance of the loans sold, including certain hedge gains and pair-off fees for the three months ended September 30, 2006. For the same period in 2005, the weighted average premium received on prime and Alt-A whole loan sales was 0.6% of the original principal balance of the loans sold, including certain hedge gains.

During the nine months ended September 30, 2006, non-prime whole loan sales accounted for $35.2 billion, or 79.8%, of our total secondary market transactions. The weighted average premium received on the non-prime whole loan sales for the three months ended September 30, 2005, including certain hedge gains and premiums received for servicing rights, was 1.77% of the original principal balance of the loans sold. For the same period in 2005, non-prime whole loan sales and securitizations structured as sales accounted for $25.5 billion, or 70.0%, of our total secondary market transactions and the weighted average premium, including certain hedge gains and premiums received for servicing rights, was 2.36%. The increase in whole loan sales for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was due to our executing a greater amount of securitizations structured as financings during 2005 to build our REIT mortgage loan portfolio.

During the nine months ended September 30, 2006, prime and Alt-A whole loan sales accounted for $5.1 billion, or 11.5%, of our secondary market transactions. The weighted average premium received on prime and Alt-A whole loan sales was 1.0% of the original principal balance of the loans sold, including certain hedge gains and pair-off fees, for the nine months ended September 30, 2006. For the same period in 2005, the weighted average premium received on prime and Alt-A whole loan sales was 0.6% of the original principal balance of the loans sold, including certain hedge gains and pair-off fees.

Discounted Loan Sales

During the three and nine months ended September 30, 2006, we sold $409.9 million and $916.3 million, respectively, in mortgage loans at a discount to their outstanding principal balance. Included in discounted loan sales for the three and nine months ended September 30, 2006 is approximately $152.1 million and $447.4 million, respectively, of second lien mortgage loans that were sold at a slight discount. There were no discounted second lien sales for the same period in 2005. The remaining $257.7 million and $468.9 million of discounted loan sales loans for the three and nine months ended September 30, 2006, respectively, consisted of repurchased loans, loans with documentation defects or loans that whole loan buyers rejected because of certain characteristics. For the three and nine months ended September 30, 2005, discounted loan sales totaled $32.1 million and $178.5 million, respectively. As a percentage of secondary market transactions, when adjusting for the second lien transaction, discounted sales increased from 0.2% for the three months ended September 30, 2005 to 1.6% for the three months ended September 30, 2006. The severity of the discount increased from 3.5% for the three months ended September 30, 2005 to 12.9% for the three months ended September 30, 2006. As a percentage of secondary market transactions, when adjusting for the second lien transaction, discounted sales increased from 0.5% for the nine months ended September 30, 2005 to 1.1% for the nine months ended September 30, 2006. The severity of the discount increased from 3.9% for the nine months ended September 30, 2005 to 8.7% for the nine months ended September 30, 2006 due to a less favorable secondary market for these types of loans as well as the mix of loans sold as discounted sales.

The table below illustrates the composition of discounted loan sales for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Principal	Discount	Principal	Discount	Principal	Discount	Principal	Discount

Repurchases from whole loan investors	$181,871	(26.7)%	32,081	(3.5)%	242,248	(26.5)%	90,453	(8.1)%
Other discounted sales	228,025	(1.8)%	—	—	674,093	(2.3)%	88,072	0.5%

Total discounted sales	$409,896	(12.9)%	32,081	(3.5)%	916,341	(8.7)%	178,525	(3.9)%

Securitizations Structured as Financings

During the three months ended September 30, 2006, we did not complete any securitizations structured as financings as we decided to sell our loans in the whole loan market. During the nine months ended September 30, 2006, we completed four securitizations structured as financings totaling $3.4 billion. The “portfolio-based” accounting treatment for securitizations structured as financings and recorded on-balance sheet is designed to more closely match the recognition of income with the receipt of cash payments. Because we do not record gain on sale revenue in the period in which the securitization structured as a financing occurs, the use of such portfolio-based accounting structures will result in lower income in the period in which the securitization occurs than would a traditional securitization structured as a sale. However, the recognition of income as interest payments are received on the underlying mortgage loans is expected to result in higher income recognition in future periods than would a securitization structured as a sale. During the three months ended September 30, 2005, we completed one securitization totaling $2.1 billion, and during the nine months ended September 30, 2005, we completed four securitizations totaling $11.0 billion, which we structured as financings. The higher amount of securitizations structured as financings in 2005 was the result of our strategy to build our REIT portfolio of mortgage loans.

Securitizations Structured as Sales

During the nine months ended September 30, 2006, we did not complete any securitizations structured as sales. During the nine months ended September 30, 2005, we completed two securitizations structured as sales totaling $3.0 billion and resulting in gain on sale of $71.6 million. In addition, we continue to hold residual interests on our balance sheet related to securitizations structured as sales closed in previous periods. The mortgage servicing rights related to the securitizations structured as sales are typically sold within 30 to 60 days after securitization. Purchasers of securitization bonds and certificates have no recourse against our other assets, other than the assets of the trust. The value of our retained interests is subject to credit, prepayment and interest rate risk on the transferred financial assets.

At the closing of a securitization structured as a sale, we remove from our consolidated balance sheet the mortgage loans held for sale and add to our consolidated balance sheet (i) the cash received, (ii) the fair value of the Residuals (as defined in “Critical Accounting Policies-Residual Interests in Securitizations” below) and (iii) the estimated fair value of the servicing asset, if applicable. The excess of the cash received and the assets retained over the carrying value of the loans sold, less transactions costs, equals the net gain on sale of mortgage loans recorded by us in our consolidated statement of earnings. Residuals are subsequently carried at estimated fair value and accounted for as “held-for-trading” securities as permitted by SFAS 140. We are not aware of an active market for the purchase or sale of NIR or OC assets and, accordingly, determine the estimated fair value of the NIR and OC by discounting the expected cash flows released from the transactions (the cash out method) using a discount rate commensurate with the risks involved. We currently utilize a discount rate of 12.0% for estimated cash flows released from mortgage loan securitizations and 14.0% for estimated cash flows released from net interest margin securities, or NIMS, transactions.

On a quarterly basis, we review the underlying assumptions to value each Residual and adjust the carrying value of the securities based on actual experience and industry trends. To determine the value of the Residual we project the cash flow for each security. To project cash flow, we use base assumptions for the constant prepayment rate, or CPR, and losses for each product type based on historical performance. We update each security to reflect actual performance to date and we adjust base assumptions for CPR and losses based on historical experience to project performance of the security from that date forward. Then, we use the LIBOR forward curve to project future interest rates and compute cash flow projections for each security. Next, we discount the projected cash flows at a rate commensurate with the risk involved.

During the nine months ended September 30, 2006 and 2005, as a result of our quarterly evaluations of the Residuals, we recorded a $28.1 million and a $7.6 million decrease in the fair value of the Residuals, respectively. During the three months ended September 30, 2006, we recorded a $10.6 million increase to the fair value of the Residuals. This increase was offset by a corresponding decrease in the fair value of the Euro Dollar future contracts used to mitigate interest rate risk related to the Residuals. During the three months ended September 30, 2005, we recorded a $3.2 million decrease in the fair value of the Residuals. These fair value adjustments represent the change in the estimated present value of future cash flows from the Residuals and are recorded as a reduction to gain on sale.

Non-Performing Assets

Non-performing assets consist of loans that have ceased accruing interest. Loans are placed on non-accrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. We expect the amount of mortgage loans on non-accrual status will change from time to time depending on a number of factors, including the growth or decline of the portfolio, the maturity, or seasoning, of the portfolio, the number and dollar value of problem loans that are recognized and resolved through collections, the amount of loan sales and the amount of charge-offs. The performance of any mortgage loan can be affected by external factors, such as economic and employment conditions or factors related to a particular borrower. The table below shows the comparative data for the dates shown of non-accrual loans and delinquent loans for our mortgage loans held for sale and mortgage loans held for investment:

	September 30,		December 31,
	2006		2005
		%		%
	Principal	Principal	Principal	Principal

Mortgage loans held for investment: (1)
Current	$12,954,903	91.68%	$15,231,245	93.95%
Delinquent — 30-60 days (excluding non-accrual)	358,613	2.54%	314,416	1.94%
Non-Accrual	817,778	5.78%	666,563	4.11%

Total	$14,131,294	100.00%	$16,212,224	100.00%

Allowance for losses on mortgage loans held of investment	$191,561	1.36%	$198,131	1.22%
Charge-offs, net of recoveries	87,476	0.62%	32,329	0.20%
Mortgage loans held for sale:
Current	$8,559,218	96.09%	$7,699,132	98.51%
Delinquent — 30-60 days (excluding non-accrual)	113,021	1.27%	35,891	0.46%
Non-Accrual	235,011	2.64%	80,179	1.03%

Total	$8,907,250	100.00%	$7,815,202	100.00%

(1)	Average seasoning of portfolio was 22 months and 15 months at September 30, 2006 and December 31, 2005, respectively.

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

The allowance for losses on mortgage loans held for investment, as a percentage of total mortgage loans held for investment was approximately 1.36% of the unpaid principal balance of the loans as of September 30, 2006 compared to 1.22% of the unpaid principal balance of the loans as of December 31, 2005.

Residual Interests in Securitizations

Residual interests in securitizations (the “Residuals”) are recorded by us as a result of the sale of loans through securitizations that we structure as sales rather than financings, referred to as “off-balance sheet securitizations.” Residuals include the present value of the expected future cash flows that we will receive as described below (the “Cash Flows”). We may sell Residuals through NIMS.

We generally structure off-balance sheet securitizations as follows: first, we sell a portfolio of mortgage loans to a special purpose entity (“SPE”) that has been established for the limited purpose of buying and reselling mortgage loans; then the SPE transfers the same mortgage loans to a real estate mortgage investment conduit (the “REMIC”) or owners trust (the “Trust”), which is a qualifying special purpose entity (“QSPE”) as defined under Statement of Financial Accounting Standards No. 140 (“SFAS 140”); and, finally, the Trust issues (i) interest-bearing asset-backed securities (the “Bonds and Certificates”) generally in an amount equal to the aggregate principal balance of the mortgage loans and (ii) a certificate to us representing a residual interest in Cash Flows related to the payments made on the securitized loans. The Bonds and Certificates are typically sold at face value on a non-recourse basis, except that we provide to the Trust representations and warranties customary in the mortgage banking industry. One or more investors typically purchase these Bonds and Certificates for cash. The Trust uses the cash proceeds to pay us the cash portion of the purchase price for the mortgage loans. In addition, we may provide a credit enhancement in the form of additional collateral (the “OC”) held by the Trust. The servicing agreements typically require that the OC be maintained at certain levels.

At the closing of each off-balance sheet securitization, we remove from our consolidated balance sheet the mortgage loans held for sale and add to our consolidated balance sheet (i) the cash received, (ii) the fair value of the Residuals and (iii) the estimated fair value of the servicing asset, if applicable. The excess of the cash received and the assets retained over the carrying value of the loans sold, less transaction costs, equals the net gain on sale of mortgage loans recorded by us in our consolidated statement of earnings.

NIMS transactions are generally structured as follows: first, we sell or contribute the Residuals to a SPE established for the limited purpose of receiving and selling asset-backed residual interests-in-securitization certificates; then, the SPE transfers the Residuals to the Trust; and, finally, the Trust, which is a QSPE as defined under SFAS 140, issues the Bonds and Certificates. We sell the Residuals on a non-recourse basis, except that we provide to the Trust representations and warranties customary in the mortgage banking industry. One or more investors typically purchase the Bonds and Certificates and the proceeds from the sale of the Bonds and Certificates, along with a residual interest certificate that is subordinate to the Bonds and Certificates, represent the consideration received by us for the sale of the Residuals.

At the closing of each NIMS transaction, we remove from our consolidated balance sheet the carrying value of the Residuals sold and add to our consolidated balance sheet (i) the cash received and (ii) the estimated fair value of the portion of the Residuals retained. The excess of the cash received and assets retained over the carrying value of the Residuals sold, less transaction costs, equals the net gain or loss on the sale of Residuals recorded by us in our consolidated statement of earnings.

We allocate our basis in the mortgage loans and Residuals between the portion of the mortgage loans and Residuals sold through the Bonds and Certificates and the portion retained based on the relative fair values of those portions on the date of sale. We recognize gains or losses attributable to the changes in the fair value of the Residuals in our consolidated statement of income, as the Residuals are classified as trading securities as permitted by SFAS 140. We are not aware of an active market for the purchase or sale of Residuals and, accordingly, we determine the estimated fair value of the Residuals by discounting the expected cash flows released from the REMIC or Trust (the cash out method) using a discount rate commensurate with the then-perceived risks involved. We utilize a discount rate of 12.0% on the estimated cash flows released from the REMIC or Trust to value the Residuals through securitization transactions and 14.0% on the estimated cash flows released from the Trust to value Residuals through NIMS transactions. We release substantially all servicing rights related to our securitizations structure as sales.

We are entitled to the cash flows from the Residuals that represent collections on the mortgage loans in excess of the amounts required to pay the Bonds and Certificates’ principal and interest, pay servicing fees and certain other fees, such as trustee and custodial fees, and satisfy OC requirements. At the end of each collection period, the aggregate cash collections from the mortgage loans are allocated first to the base servicing fees and certain other fees, such as trustee and custodial fees, for the period, then to the holders of Bonds and Certificates for interest at the pass-through rate on the Bonds and Certificates plus principal as defined in the servicing agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, a shortfall may occur which would have to be reimbursed from future cash flows, if any. If the cash collected during the period exceeds the amount necessary for the above allocation, and there is no shortfall in the OC requirement, the excess is released to us. If the OC balance is not at the required credit enhancement level, the excess cash collected is retained by the Trusts until the specified OC requirement is achieved. We are restricted from using the excess collateral in the OC. Pursuant to certain servicing agreements, we may be required to use cash in excess of amounts required to make accelerated principal paydowns to the holders of Bonds and Certificates that have the effect of creating additional excess collateral in the OC, which is held by the Trusts on our behalf as the Residual holder. The specified credit enhancement levels are defined in these servicing agreements as the OC balance expressed generally as a percentage of the current collateral principal balance. For NIMS transactions, we receive cash flows once the holders of the Bonds and Certificates created in the NIMS transaction are fully paid.

The annual percentage rate (the “APR”) on the mortgage loans is relatively high in comparison to the investor pass-through interest rate on the Bonds and Certificates. Accordingly, the Residuals described above are a significant asset. In determining the value of the Residuals, we estimate the future rate of prepayments, the prepayment premiums that we expect to receive and the manner in which expected delinquencies, default and default loss severity are expected to affect the amount and timing of the estimated cash flows. We estimate that average cumulative losses as a percentage of the original principal balance of the mortgage loans range from 1.89% to 5.1% for adjustable-rate securities and 1.44% to 5.68% for fixed-rate securities. We base these estimates on historical loss data for the loans, the specific characteristics of the loans, and the general economic environment. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.75% at September 30, 2006. We estimate prepayments by evaluating historical prepayment performance of our loans and the impact of current trends. We use a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease along the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable, and the interest rate adjustment characteristics of the mortgage loans (i.e., 6-month, 1-year, 2-year, 3-year or 5-year adjustment periods). These prepayment curve and default estimates have resulted in weighted average lives of between 2.19 and 2.58 years for our adjustable-rate securities and between 2.23 and 3.50 years for our fixed-rate securities.

During the nine months ended September 30, 2006, the Residuals provided us with $2.1 million in cash flow. We perform an evaluation of the Residuals quarterly, taking into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. During the nine months ended September 30, 2006, we increased our prepayment rate assumptions based upon actual performance and made minor adjustments to certain other assumptions, resulting in a $28.1 million decrease in the fair value for the quarter that is recorded as a reduction to the gain on sale of mortgage loans. During the three and nine months ended September 30, 2006, we did not complete any securitizations structured as sales. During the nine months ended September 30, 2005, we completed two securitizations structured as sales totaling $3.0 billion. The gain on sale recorded for the two securitizations was $71.6 million and our retained interests totaled $34.8 million.

The Bond and Certificate holders and their securitization trusts have no recourse to us for failure of mortgage loan borrowers to pay when due. Our Residuals are subordinate to the Bonds and Certificates until the Bond and Certificate holders are fully paid.

We are party to various transactions that have an off-balance sheet component. In connection with our off-balance sheet securitization transactions, there were $5.7 billion in loans owned by the off-balance sheet trusts as of September 30, 2006. The trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to us in the event that the loans in the various trusts do not perform as expected. Because these trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, we have included only our residual interest in these loans on our balance sheet. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these residual assets.

Allowance for Repurchase Losses

The allowance for repurchase losses on loans sold relates to expenses incurred due to the potential repurchase of loans resulting from early payment defaults or indemnification of losses based on alleged violations of representations and warranties that are customary to the business. Generally, repurchases are required within 90 days from the date the loans are sold. Occasionally, we may repurchase loans after 90 days have elapsed. Provisions for losses are charged to gain on sale of loans and credited to the allowance while actual losses are charged to the allowance. In order to estimate an appropriate allowance for repurchase losses we use historic experience, taking into consideration factors such as premiums received on and volume of recent whole loan sales and the general secondary market and general economic environment. As of September 30, 2006 and December 31, 2005, the repurchase allowance totaled $13.9 million and $7.0 million, respectively, and is included in accounts payable and accrued liabilities on our condensed consolidated balance sheet. We believe the allowance for repurchase losses is adequate as of September 30, 2006 and December 31, 2005. The activity in this allowance for the nine months ended September 30, 2006 is summarized as follows (dollars in thousands):

Balance, beginning of period	$6,955
Provision for repurchase losses	5,261
Transfers of reserves previously related to hurricane exposure on mortgage loans held for sale	4,361
Charge-offs, net	(2,692)

Balance, end of period	$13,885

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

Estimated REIT Taxable Income

We are required to distribute at least 90% of our REIT taxable income to our stockholders in order to comply with the REIT provisions of the Code. The table below reconciles consolidated earnings before income taxes reported for Generally Accepted Accounting Principles (“GAAP”) to estimated REIT taxable income for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Estimated	Estimated	Estimated	Estimated
	2006	2005	2006	2005

GAAP consolidated earnings before income taxes	$90,245	$122,971	$340,742	$307,526
GAAP / Tax differences in accounting for:
TRS earnings before income taxes	(67,208)	(18,558)	(182,446)	(59,292)
Provision for loan losses	22,500	38,500	82,200	104,201
Realized loan losses	(15,504)	(3,157)	(42,800)	(7,320)
All other GAAP / Tax differences, net	19,867	3,891	36,286	7,759

REIT taxable income before preferred dividends	49,900	143,647	233,982	352,874
Preferred dividends	(3,174)	(2,566)	(8,307)	(2,851)

REIT taxable income available to common shareholders	$46,726	$141,081	$225,675	$350,023

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

Derivative Instruments

We account for certain Euro Dollar futures contracts, interest rate cap contracts and interest rate swap contracts, designated and documented as hedges, pursuant to the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133. Pursuant to SFAS 133, these contracts have been designated as hedging the exposure to variability of cash flows from our financing on mortgage loans held for investment attributable to changes in interest rates. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a cash flow hedge be reported in other comprehensive income and the ineffective portion be reported in current earnings. For those derivative instruments not designated as hedges, changes in the fair value of the derivative instrument are recorded through earnings each period.

Interest Rate Lock and Forward Sale Commitments

We are exposed to interest rate risk from the time an interest rate lock commitment, or IRLC, is made to a residential mortgage applicant to the time the related mortgage loan is sold. IRLCs are derivative instruments under SFAS 133 and are recorded at fair value with the changes in the fair value recognized in current period earnings as a component of gain on sale of mortgage loans. We also use forward sales commitments for our mortgage loan originations to manage interest rate risk. We enter into forward sale commitments on a significant portion of production for which there is no offsetting interest rate lock. The forward sales commitments are derivatives under SFAS 133 and recorded at fair value with the changes in fair value recognized in current period earnings as a component of gain on sale of mortgage loans.

Securitizations Structured as Financings

These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS 140. The securitization trusts do not meet the qualifying special purpose entity criteria under SFAS 140 and related interpretations due to their ability to enter into derivative contracts. Additionally, we have the option to purchase loans from the securitization trusts at our discretion. Accordingly, the loans, which we refer to as “mortgage loans held for investment,” remain on our balance sheet, retained interests are not created, and financing for mortgage loans held for investment replaces the credit facility debt originally financing the mortgage loans. We record interest income on securitized loans and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discount related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

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

Our Web site address is www.ncen.com. We make available free of charge, under the “Investor Relations — Financial Information — SEC Filings” section of our website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. You may also find our Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers, as well as our Corporate Governance Guidelines and the charters of the Audit Committee, Governance and Nominating Committee and Compensation Committee of the Board of Directors at our Web site under the “Investor Relations — Corporate Governance” section. These documents are also available in print to anyone who requests them by writing to us at the following address: Vice President — Investor Relations, 18400 Von Karman, Suite 1000, Irvine, California 92612, or by phoning us at (949) 224-5745.

Results of Operations

Consolidated net earnings decreased 44.5% to $66.6 million for the three months ended September 30, 2006 from $120.1 million in the three months ended September 30, 2005. Consolidated net earnings decreased 8.0% to $275.9 million for the nine months ended September 30, 2006 from $299.9 million for the nine months ended September 30, 2005. In addition, diluted earnings per share decreased from $2.04 and $5.18 for the three and nine months ended September 30, 2005, respectively, to $1.12 and $4.72 for the three and nine months ended September 30, 2006, respectively, due to the decrease in net earnings.

The following table sets forth our results of operations as a percentage of total net interest income and other operating income for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005

Interest income:
Net interest income	$138,944	48.20%	203,722	57.13%	458,736	48.71%	575,018	62.85%
Provision for losses on mortgage loans held for investment	(20,756)	(7.20)%	(38,542)	(10.81)%	(80,906)	(8.59)%	(105,655)	(11.55)%
Other operating income:
Gain on sale of mortgage loans	173,045	60.03%	176,241	49.42%	497,732	52.85%	409,797	44.79%
Servicing income	17,770	6.16%	10,203	2.86%	47,424	5.04%	23,556	2.57%
Other income (loss)	(20,747)	(7.19)%	4,986	1.40%	18,845	1.99%	12,257	1.34%

Total net interest income and other operating income	288,256	100.00%	356,610	100.00%	941,831	100.00%	914,973	100.00%

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005

Total operating expenses	198,011	68.69%	233,639	65.52%	601,089	63.82%	607,447	66.39%

Earnings before income taxes	90,245	31.31%	122,971	34.48%	340,742	36.18%	307,526	33.61%
Income tax expense	23,603	8.19%	2,867	0.80%	64,822	6.88%	7,583	0.83%

Net earnings	$66,642	23.12%	120,104	33.68%	275,920	29.30%	299,943	32.78%

Basic earnings per share	$1.14		2.10		4.81		5.37
Diluted earnings per share	$1.12		2.04		4.72		5.18
Basic weighted average shares outstanding	55,512,895		55,870,410		55,605,770		55,345,952
Diluted weighted average shares outstanding	56,529,650		57,598,055		56,719,551		57,421,474

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Originations and Purchases

The following table sets forth selected information relating to loan originations and purchases during the periods shown (dollars in thousands):

	For the Nine Months Ended September 30, 2006				For the Nine Months Ended September 30, 2005
	Wholesale	Retail	Total	%	Wholesale	Retail	Total	%

Non-Prime	$36,347,510	3,090,039	39,437,549	86.8	35,703,147	3,849,568	39,552,715	97.9
Prime & Alt-A	2,336,667	3,669,056	6,005,723	13.2	360,643	493,977	854,620	2.1

Total originations and purchases	38,684,177	6,759,095	45,443,272	100.0	36,063,790	4,343,545	40,407,335	100.0

Fixed-rate mortgages:
15 — 30 year	7,113,073	3,340,695	10,453,768	23.0	8,085,673	2,053,086	10,138,759	25.1
Interest-Only	587,485	509,466	1,096,951	2.4	—	—	—	—
40-Year	1,780,058	623,546	2,403,604	5.3	—	—	—	—
HELOC	—	239	239	—	—	—	—	—

Sub-total Fixed	9,480,616	4,473,946	13,954,562	30.7	8,085,673	2,053,086	10,138,759	25.1
Adjustable-rate mortgages:
Hybrid — 30 year(1)	8,426,752	734,388	9,161,140	20.2	14,998,765	1,533,822	16,532,587	40.9
Interest-Only	6,234,451	386,558	6,621,009	14.6	12,979,352	756,637	13,735,989	34.0
Hybrid — 40 year(1)	14,530,279	1,123,170	15,653,449	34.4	—	—	—	—
HELOC	12,079	41,033	53,112	0.1	—	—	—	—

Sub-total ARM	29,203,561	2,285,149	31,488,710	69.3	27,978,117	2,290,459	30,268,576	74.9

Total originations and purchases	38,684,177	6,759,095	45,443,272	100.0	36,063,790	4,343,545	40,407,335	100.0

Purchases	16,929,573	3,109,785	20,039,358	44.1	15,885,921	581,276	16,467,197	40.8
Refinances:
Cash-out refinances	17,979,801	2,358,940	20,338,741	44.8	17,265,319	3,075,087	20,340,406	50.3
Rate/term refinances	3,774,803	1,290,370	5,065,173	11.1	2,912,550	687,182	3,599,732	8.9

Total originations and purchases	38,684,177	6,759,095	45,443,272	100.0	36,063,790	4,343,545	40,407,335	100.0

	For the Nine Months Ended September 30, 2006				For the Nine Months Ended September 30, 2005
	Wholesale	Retail	Total	%	Wholesale	Retail	Total	%

Full documentation	20,512,819	4,790,617	25,303,436	55.7	18,399,871	3,189,880	21,589,751	53.4
Limited documentation	831,096	90,946	922,042	2.0	1,082,386	116,268	1,198,654	3.0
Stated documentation	17,340,262	1,877,532	19,217,794	42.3	16,581,533	1,037,397	17,618,930	43.6

Total originations and purchases	$38,684,177	6,759,095	45,443,272	100.0	36,063,790	4,343,545	40,407,335	100.0

Average principal balance of loans originated and purchased	$190	160	185		185	151	181
Weighted average FICO score of loans originated and purchased	629	665	634		633	625	632
Weighted average loan-to-value ratio(2)	81.4%	79.7%	81.1%		81.4%	78.7%	81.2%
Weighted average interest rates:
Fixed-rate mortgages	8.6%	7.1%	8.1%		7.8%	6.8%	7.6%
Adjustable-rate mortgages — initial rate	8.3%	7.7%	8.3%		7.1%	7.1%	7.1%
Adjustable-rate mortgages — margin over index	6.1%	5.6%	6.1%		5.7%	5.7%	5.7%
Total originations and purchases	8.4%	7.3%	8.2%		7.2%	6.9%	7.2%

(1)	Majority of hybrid adjustable-rate mortgage products have a fixed rate for 2 or 3 years.

(2)	Weighted average loan-to-value (LTV) is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.

We originated and purchased $45.4 billion in mortgage loans for the nine months ended September 30, 2006, compared to $40.4 billion for the nine months ended September 30, 2005. Wholesale originations and purchases totaled $38.6 billion, or 85.1%, of total originations and purchases for the nine months ended September 30, 2006. Wholesale originations and purchases for the first three quarters of 2006 consisted of $36.3 billion, or 94.0%, of non-prime and $2.3 billion, or 6.0%, of prime and Alt-A originations and purchases. Retail originations totaled $6.8 billion, or 14.9%, of total originations and purchases for the nine months ended September 30, 2006. Retail originations and purchases for the first three quarters of 2006 consisted of $3.1 billion, or 45.7%, of non-prime and $3.7 billion, or 54.3%, of prime and Alt-A originations. Within our Retail Division, the Builder Realtor channel originated $3.9 billion in loans, representing 8.5% of total originations and purchases for the nine months ended September 30, 2006. These originations consisted of $215.8 million, or 5.6%, of non-prime and $3.7 billion, or 94.4%, of prime and Alt-A originations. The Consumer Direct channel originated $2.9 billion in loans, representing 6.4% of total originations and purchases for the nine months ended September 30, 2006. These originations consisted of $2.9 billion, or 99.4%, of non-prime and $16.3 million, or 0.6%, of prime and Alt-A originations.

Wholesale originations and purchases totaled $36.1 billion, or 89.3%, of total originations and purchases for the nine months ended September 30, 2005. Wholesale originations and purchases for the first three quarters of 2005 consisted of $35.7 billion, or 99.0%, of non-prime and $360.6 million, or 1.0%, of prime and Alt-A originations and purchases. Retail originations totaled $4.3 billion, or 10.7%, of total originations and purchases for the nine months ended September 30, 2005. Retail originations and purchases for the first three quarters of 2005 consisted of $3.8 billion, or 88.6%, of non-prime and $494.0 million, or 11.4%, of prime and Alt-A originations. Within our Retail Division, the Builder Realtor channel originated $494.0 million in loans, representing 1.2% of total originations and purchases for the nine months ended September 30, 2005. These originations were all prime and Alt-A originations. The Consumer Direct channel originated $3.8 billion in loans, representing 9.5% of total originations and purchases for the nine months ended September 30, 2005. These originations were all non-prime originations.

The increase in originations for the first nine months of 2006 was primarily the result of incremental volume generated in connection with our acquisition of the mortgage loan origination platform of RBC Mortgage.

Secondary Market Transactions

Total secondary market transactions increased by 21.2% to $44.1 billion for the nine months ended September 30, 2006, compared to $36.4 billion for the corresponding period in 2005. This increase was primarily the result of higher loan production volume in the first nine months of 2006 as compared to the same period in 2005. Total loan sales, net of repurchases, for the nine months ended September 30, 2006 was $40.7 billion, compared to $25.5 billion for the nine months ended September 30, 2005. Total loans sold through securitizations structured as financings for the nine months ended September 30, 2006 was $3.4 billion, compared to $11.0 billion for the nine months ended September 30, 2005. The higher amount of securitizations structured as financings in 2005 was the result of our strategy to build our REIT portfolio of mortgage loans. Going forward, we will continue to evaluate the relative advantages and disadvantages of whole loan sales versus securitizations, analyzing both the mortgage loan portfolio addition and whole loan sale alternatives taking into account market conditions and our capital allocation strategy.

Interest Income

Interest income increased by 18.6% to $1.5 billion for the nine months ended September 30, 2006, compared to $1.2 billion for the same period in 2005. This increase was primarily the result of higher average balances of mortgage loans held for sale in addition to an increase in the weighted average interest rates of the mortgage loans during 2006. The average balance on mortgage loans held for investment decreased by $1.1 billion to $15.9 billion for the nine months ended September 30, 2006, compared to $17.0 billion for the same period in 2005. The decrease in mortgage loans held for investment was due to a decrease in securitizations as well as normal portfolio run-off during the nine months ended September 30, 2006 compared to the same period in 2005. The weighted average interest rate on mortgage loans held for investment increased to 7.35% for the nine months ended September 30, 2006 from 7.11% for the nine months ended September 30, 2005. The average balance on mortgage loans held for sale increased by $3.4 billion to $9.5 billion for the nine months ended September 30, 2006, compared to $6.1 billion for the same period in 2005. This increase was due to higher mortgage loan production for the nine months ended September 30, 2006 compared to the same period in 2005 and an increase in the average days held in inventory, from 50 days for the nine months ending September 30, 2005 compared to 61 days for the nine months ending September 30, 2006. The weighted average interest rate on mortgage loans held for sale increased from 7.03% for the nine months ended September 30, 2005 to 8.09% for the nine months ended September 30, 2006.

Interest Expense

Interest expense increased by 51.8% to $1.0 billion for the nine months ended September 30, 2006, compared to $671.5 million for the same period in 2005. This increase was the result of higher average outstanding balances of our credit facilities used to finance our mortgage loans held for sale. The average balance for the financing on mortgage loans held for investment decreased by $1.3 billion to $15.4 billion for the nine months ended September 30, 2006, compared to $16.7 billion for the same period in 2005. The weighted average interest rate for the financing on mortgage loans held for investment increased from 3.80% for the nine months ended September 30, 2005 to 5.12% for the nine months ended September 30, 2006. The average balance on our credit facilities used to finance our mortgage loans held for sale increased by $3.2 billion to $9.1 billion for the nine months ended September 30, 2006, compared to $5.9 billion for the same period in 2005. The weighted average interest rate for our credit facilities increased from 4.14% for the nine months ended September 30, 2005 to 5.82% for the nine months ended September 30, 2006.

The following table presents for the periods indicated:

•	the average balance of our mortgage loans held for investment, mortgage loans held for sale, cash, and the liabilities financing our assets;

•	the average interest rates earned or paid;

•	the actual amount of interest income and expense; and

•	the overall interest margin earned on our balance sheet.

Interest-earning asset and interest-bearing liability balances used in the calculation represent annual balances computed using the average of each month’s daily average balance during the nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Nine Months Ended September 30,
	2006			2005
	Average	Avg.		Average	Avg.
	Balance	Yield	Income	Balance	Yield	Income

Interest-earning assets:
Mortgage loans held for investment(1)	$15,945,302	7.35%	$878,859	$16,982,661	7.11%	$905,652
Mortgage loans held for sale	9,495,905	8.09	575,914	6,085,835	7.03	320,906
Residual interests in securitizations	219,496	11.53	18,986	148,317	10.74	11,949
Cash and investments	808,264	0.75	4,529	981,234	1.09	8,046

Total	$26,468,967	7.45%	$1,478,288	$24,198,047	6.87%	$1,246,553
Interest-bearing liabilities:
Financing on mortgage loans held for investment(2)	$15,414,918	5.12%	$591,652	$16,650,175	3.80%	$474,742
Credit facilities	9,113,384	5.82	398,046	5,896,570	4.14	182,986
Junior subordinated notes	3,210	8.93	215	—	—	—
Convertible senior notes	556	15.35	64	5,332	4.75	190
Notes payable	30,844	8.47	1,960	36,455	5.78	1,581
Other interest(3)	—	—	27,615	—	—	12,036

Total	$24,562,912	5.53	1,019,552	$22,588,532	3.96	671,535

Net interest spread/income		1.92%	$458,736		2.91%	$575,018

(1)	Includes impact of prepayment penalty income of $64.6 million and $66.7 million for the nine months ended September 30, 2006 and 2005, respectively.

(2)	Includes impact of derivative instruments accounted for as hedges of $79.7 million and $36.3 million for the nine months ended September 30, 2006 and 2005, respectively.

(3)	Other interest consists of interest related costs associated with our servicing operation.

Net interest spread decreased from 2.91% for the nine months ended September 30, 2005 to 1.92% for the nine months ended September 30, 2006. This decline in net interest spread is primarily due to the fact that short-term rates, which determine the rate of our credit facilities and financing on loans held for investment, have risen faster than long-term rates, which forms the basis of the interest we earn on our mortgage loans.

Provision for losses on mortgage loans held for investment

We establish an allowance for loan losses based on our estimate of losses inherent and probable in our portfolio as of our balance sheet date. As a portfolio of mortgage loans held for investment seasons, we expect that certain loans will become uncollectible. In addition, as the portfolio seasons, we expect that the number of uncollectible mortgage loans, and related charge-offs, will increase. The average seasoning of portfolio was 22 months at September 30, 2006 compared to 15 months at December 31, 2005. As a result of these expectations and the current economic environment, we increased our allowance for losses on mortgage loans held for investment as a percentage of mortgage loans held for investment from approximately 0.97% of the unpaid principal balance of the loans at September 30, 2005 to 1.36% of the unpaid principal balance of the loans as of September 30, 2006. Our provision for loan losses was $80.9 million for the nine months ended September 30, 2006 compared to $105.7 million for the same period in 2005. The provision for loan losses in 2005 is greater than the provision in 2006 primarily as a result of the rapid growth of the portfolio, and related allowance, in 2005 compared to 2006. Further, as a portfolio declines the provision for losses also declines. Mortgage loans held for investment was $14.0 billion at September 30, 2006 and $18.3 billion at September 30, 2005. The allowance for losses on mortgage loans held for investment decreased to $191.6 million as of September 30, 2006 from $198.1 million as of December 31, 2005.

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Nine Months Ended
	September 30,
	2006	2005

Balance, beginning of period	$198,131	90,227
Additions	80,906	105,655
Charge-offs, net	(87,476)	(18,123)

Balance, end of period	$191,561	177,759

Other Operating Income

Gain on sale — Gain on sale of loans increased from $409.8 million for the nine months ended September 30, 2005 to $497.7 million for the nine months ended September 30, 2006, a 21.4% increase. The increase in gain on sale of loans was primarily the result of an increase in loan sale volume from $25.7 billion for the nine months ended September 30, 2005 to $41.1 billion for the same period in 2006. Partially offsetting this increase, we recorded a fair value adjustment of $28.1 million related to our residual interests for the nine months ended September 30, 2006, compared to $7.6 million for the nine months ended September 30, 2005. In addition, net execution decreased from 2.36% for the nine months ended September 30, 2005 to 1.77% for the same period in 2006. Recently, our gain on sale executions have been negatively impacted as a result of increased rating agency credit enhancement levels, the volume of repurchases, discounted sales and the severity of the discount on these sales. Net execution represents the premium paid to us by third-party investors in whole loan sale transactions. Net execution does not include the components of the gain on sale execution, including premiums we pay to originate the loans, fair value adjustments and net deferred origination fees. Each of the components of the gain on sale of loans is illustrated in the following table (dollars in thousands):

	Nine Months Ended
	September 30,
	2006	2005

Cash gain from whole loan sale transactions	$660,887	491,892
Gain from securitization of loans	—	67,315
Non-cash gain from servicing assets related to securitizations	—	16,629
Cash gain on sale of servicing rights related to securitizations	—	8,477
Non-cash gain from servicing rights related to whole loan sales	30,026	35,157
Securitization expenses	—	(5,149)
Accrued interest	—	(15,613)
Fair value adjustment of residual securities	(28,123)	(7,645)
Provision for repurchase losses	(5,261)	(4,300)
Repurchase costs — non-prime	(20,684)	(12,001)
Non-refundable fees(1)	263,865	215,641
Premiums paid(2)	(167,913)	(216,882)
Origination costs	(235,200)	(174,500)
Derivative gains	135	10,776

Gain on sale of mortgage loans	$497,732	409,797

(1)	Non-refundable loan fees represent points and fees collected from borrowers.

(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Servicing income — Servicing income increased 100.8% to $47.4 million for the nine months ended September 30, 2006, compared to $23.6 million for the same period in 2005. This increase was due to a larger average balance of loans serviced for others on a permanent and interim basis during the first three quarters of 2006. We only recognize servicing fees on the loans that are sold on a servicing-retained basis and the loans serviced for others on an interim basis pending transfer to investors.

As of September 30, 2006, the balance of our mortgage loan servicing portfolio was $43.3 billion, which included $12.9 billion of mortgage loans held for investment, $8.5 billion of mortgage loans held for sale, $9.2 billion of mortgage loans with retained servicing rights, and $12.7 billion of mortgage loans interim serviced pending transfer to the permanent investor. As of September 30, 2005, the balance of our mortgage loan servicing portfolio was $40.5 billion, which included $17.2 billion of mortgage loans held for investment, $7.7 billion of mortgage loans held for sale, $7.5 billion of mortgage loans with retained servicing rights, and $8.1 billion of mortgage loans interim serviced pending transfer to the permanent investor.

Other Income — For the nine months ended September 30, 2006, other income (loss) was $18.8 million, which consisted primarily of $13.7 million related to hedge ineffectiveness, $17.5 million related to hedge rebalancing gains representing gains recorded in connection with the disposition of certain derivative instruments positions related to rebalancing of notional amounts, ($23.4) million related to fair value adjustments of derivative instruments that are not designated as hedges under GAAP, and $10.8 million related to our investment in Carrington Investment Partners, LP, Carrington Mortgage Credit Fund I, LP and Carrington Capital Management, LLC (collectively, “Carrington”). For the nine months ended September 30, 2005, other income was $12.2 million, which consisted primarily of $7.9 million related to our investment in Carrington.

Other Operating Expenses

Our other operating expenses for the nine months ended September 30, 2006 and 2005 are summarized below (dollars in thousands):

	Nine Months Ended
	September 30,
	2006	2005

Operating Expenses
Personnel	$577,818	561,458
General and administrative	170,086	133,922
Advertising and promotion	41,197	66,204
Professional services	33,588	29,063

Gross operating expenses	822,689	790,647
Deferred fees and costs(1)	(221,600)	(183,200)

Total operating expenses	$601,089	607,447

(1)	Deferred fees and costs represent net direct origination costs associated with mortgage loan originations, deferred pursuant to SFAS 91 (described below).

Our overall operating expenses decreased by $6.4 million, or 1.0%, to $601.1 million for the nine months ended September 30, 2006, compared to $607.4 million for the same period in 2005. Pursuant to the requirements of Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” or “SFAS 91,” loan origination fees and direct origination costs related to mortgage loans held for sale are deferred and included as part of the carrying value of the loan when sold or securitized. Deferred fees and costs increased by $38.4 million, or 21.0%, to $221.6 million for the nine months ended September 30, 2006, compared to $183.2 million for the same period in 2005 primarily due to period over period differences in production mix and closing ratios. Before SFAS 91, operating expenses increased by $32.0 million or 4.1% to $822.7 million for the nine months ending September 30, 2006 compared to $790.6 million for the nine months ending September 30, 2005. The increase in operating expenses was mainly due to additional operating expenses associated with the origination platform acquired from RBC Mortgage and the operating platform acquired from Access Lending. We acquired the origination platform of RBC Mortgage in September 2005, and therefore only one month of operating expenses is included in the nine months ending September 30, 2005. We acquired the operating platform of Access Lending in February 2006 and, therefore, that platform is not included in our operating expenses during the first nine months of 2005.

Our average workforce increased from 5,594 for the nine months ended September 30, 2005 to 7,119 for the nine months ended September 30, 2006, an increase of 27.3%. This increase in workforce was mainly due to our acquisition of the mortgage loan origination platform of RBC Mortgage in September 2005. The remainder of the increase was primarily due to growth in our servicing platform and the mortgage loan portfolio.

Our average workforce for the nine months ended September 30, 2006 and 2005 is summarized below:

	Nine Months Ended
	September 30,
	2006	2005

Average workforce:
Non-prime lending	4,043	4,121
Prime/Alt-A lending	1,522	221
Servicing division	499	335
Corporate administration	1,055	917

Total average workforce	7,119	5,594

Income Taxes

Our income taxes increased to $64.8 million for the nine months ended September 30, 2006 from $7.6 million for the comparable period in 2005. This increase was due mainly to higher pretax income for the taxable REIT subsidiaries of $182.4 million for the nine months ended September 30, 2006, compared to $59.3 million for the comparable period in 2005.

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Originations and Purchases

The following table sets forth selected information relating to loan originations and purchases during the periods shown (dollars in thousands):

	For the Three Months Ended September 30, 2006				For the Three Months Ended September 30, 2005
	Wholesale	Retail	Total	%	Wholesale	Retail	Total	%

Non-Prime	$12,727,703	1,099,510	13,827,213	87.3	14,498,442	1,358,536	15,856,978	94.9
Prime & Alt-A	754,909	1,250,393	2,005,302	12.7	360,643	493,977	854,620	5.1

Total originations and purchases	13,482,612	2,349,903	15,832,515	100.0	14,859,085	1,852,513	16,711,598	100.0

Fixed-rate mortgages:
15-30 year	2,430,716	1,156,395	3,587,111	22.7	3,806,950	972,232	4,779,182	28.6
Interest-Only	173,677	136,634	310,311	2.0	—	—	—	—
40-Year	682,140	246,190	928,330	5.8	—	—	—	—
HELOC	—	—	—	—	—	—	—	—

Sub-total Fixed	3,286,533	1,539,219	4,825,752	30.5	3,806,950	972,232	4,779,182	28.6
Adjustable-rate mortgages:
Hybrid — 30 year(1)	2,722,675	253,483	2,976,158	18.8	5,513,076	504,218	6,017,294	36.0
Interest-Only	2,352,613	158,409	2,511,022	15.9	5,539,059	376,063	5,915,122	35.4
Hybrid — 40 year(1)	5,117,146	381,958	5,499,104	34.7	—	—	—	—
HELOC	3,645	16,834	20,479	0.1	—	—	—	—

Sub-total ARM	10,196,079	810,684	11,006,763	69.5	11,052,135	880,281	11,932,416	71.4

Total originations and purchases	13,482,612	2,349,903	15,832,515	100.0	14,859,085	1,852,513	16,711,598	100.0

Purchases	5,714,383	1,068,107	6,782,490	42.8	6,788,131	452,411	7,240,542	43.3
Refinances:
Cash-out refinances	6,439,946	841,054	7,281,000	46.0	6,799,747	1,099,006	7,898,753	47.3
Rate/term refinances	1,328,283	440,742	1,769,025	11.2	1,271,207	301,096	1,572,303	9.4

Total originations and purchases	13,482,612	2,349,903	15,832,515	100.0	14,859,085	1,852,513	16,711,598	100.0

Full documentation	7,203,433	1,653,692	8,857,125	55.9	7,842,896	1,397,070	9,239,966	55.3
Limited documentation	258,761	35,556	294,317	1.9	248,152	27,910	276,062	1.7
Stated documentation	6,020,418	660,655	6,681,073	42.2	6,768,037	427,533	7,195,570	43.0

Total originations and purchases	$13,482,612	2,349,903	15,832,515	100.0	14,859,085	1,852,513	16,711,598	100.0

Average principal balance of loans originated and purchased	194	164	189		185	154	181
Weighted average FICO score of loans originated and purchased	629	666	635		635	642	636
Weighted average loan-to-value ratio(2)	81.6%	79.9%	81.4%		81.3%	78.8%	81.1%
Weighted average interest rates:
Fixed-rate mortgages	8.7%	7.3%	8.3%		7.7%	6.7%	7.5%
Adjustable-rate mortgages — initial rate	8.4%	7.7%	8.3%		7.1%	7.0%	7.1%
Adjustable-rate mortgages — margin over index	6.1%	5.5%	6.1%		5.8%	5.6%	5.8%
Total originations and purchases	8.5%	7.4%	8.3%		7.3%	6.8%	7.2%

(1)	Majority of hybrid adjustable-rate mortgage products have a fixed rate for 2 or 3 years.

(2)	Weighted average loan-to-value (LTV) is the LTV of the first lien mortgages and combined LTV of the second lien mortgages.

We originated and purchased $15.8 billion in mortgage loans for the three months ended September 30, 2006, compared to $16.7 billion for the three months ended September 30, 2005. Wholesale originations and purchases totaled $13.5 billion, or 85.2%, of total originations and purchases for the three months ended September 30, 2006. Wholesale originations and purchases for the quarter consisted of $12.7 billion, or 94.4%, of non-prime and $754.9 million, or 5.6%, of prime and Alt-A originations and purchases. Retail originations totaled $2.3 billion, or 14.8%, of total originations and purchases for the three months ended September 30, 2006. Retail originations and purchases for the quarter consisted of $1.1 billion, or 46.8%, of non-prime and $1.2 billion, or 53.2%, of prime and Alt-A originations. Within our Retail Division, the Builder Realtor channel originated $1.3 billion in loans, representing 8.3% of total originations and purchases for the three months ended September 30, 2006. These originations consisted of $69.1 million, or 5.3%, of non-prime and $1.2 billion, or 94.7%, of prime and Alt-A originations. The Consumer Direct channel originated $1.0 billion in loans, representing 6.5% of total originations and purchases for the three months ended September 30, 2006. These originations consisted of $1.0 billion, or 99.3%, of non-prime and $7.0 million, or 0.7%, of prime and Alt-A originations.

Wholesale originations and purchases totaled $14.9 billion, or 88.9%, of total originations and purchases for the three months ended September 30, 2005. Wholesale originations and purchases for the third quarter of 2005 consisted of $14.5 billion, or 97.6%, of non-prime and $360.6 million, or 2.4%, of prime and Alt-A originations and purchases. Retail originations totaled $1.8 billion, or 11.1%, of total originations and purchases for the three months ended September 30, 2005. Retail originations and purchases for the third quarter of 2005 consisted of $1.3 billion, or 73.3%, of non-prime and $494.0 million, or 26.7%, of prime and Alt-A originations. Within our Retail Division, the Builder Realtor channel originated $494.0 million in loans, representing 3.0% of total originations and purchases for the three months ended September 30, 2005. These originations were all prime and Alt-A originations. The Consumer Direct channel originated $1.3 billion in loans, representing 8.1% of total originations and purchases for the three months ended September 30, 2005. These originations were all non-prime originations.

The decrease in originations for the third quarter of 2006 was primarily the result of a reduction in home purchases and cash-out refinances due to increasing interest rates during the past several months.

Secondary Market Transactions

Total secondary market transactions increased by 13.6% to $15.9 billion for the three months ended September 30, 2006, compared to $14.0 billion for the corresponding period in 2005. Total loan sales for the three months ended September 30, 2006 was $15.9 billion, compared to $11.9 billion for the three months ended September 30, 2005. Total loans sold through securitizations structured as financings for the three months ended September 30, 2006 was zero, compared to $2.1 billion for the three months ended September 30, 2005. The higher amount of securitizations structured as financings in 2005 was the result of our strategy to maintain our REIT portfolio of mortgage loans. In addition, during the three months ended September 30, 2006, we decided to sell our loans in the whole loan market. Going forward, we will continue to evaluate the relative advantages and disadvantages of whole loan sales versus securitizations.

Interest Income

Interest income increased by 4.0% to $514.2 million for the three months ended September 30, 2006, compared to $494.6 million for the same period in 2005. This increase was primarily the result of higher average balances of mortgage loans held for sale in addition to an increase in the weighted average interest rates of the mortgage loans we held in our portfolio during 2006. The average balance on mortgage loans held for investment decreased by $3.8 billion to $15.4 billion for the three months ended September 30, 2006, compared to $19.2 billion for the same period in 2005. This decrease in mortgage loans held for investment was due to a decrease in securitizations as well as normal portfolio run-off during the three months ended September 30, 2006 compared to the same period in 2005. The weighted average interest rate on mortgage loans held for investment increased to 7.45% for the three months ended September 30, 2006 from 7.12% for the three months ended September 30, 2005. The average balance on mortgage loans held for sale increased by $2.7 billion to $10.8 billion for the three months ended September 30, 2006, compared to $8.1 billion for the same period in 2005. The increase in mortgage loans held for sale in the third quarter of 2006 was due to an increase in the average days these loans remained in inventory, from 50 days during the three months ending September 30, 2005 to 60 days during the three months ending September 30, 2006.

The weighted average interest rate on mortgage loans held for sale increased from 7.22% for the three months ended September 30, 2005 to 8.15% for the three months ended September 30, 2006.

Interest Expense

Interest expense increased by 29.0% to $375.2 million for the three months ended September 30, 2006, compared to $290.9 million for the same period in 2005. This increase was the result of higher average outstanding balances of our credit facilities used to finance our mortgage loans held for sale. The average balance for the financing on mortgage loans held for investment decreased by $3.9 billion to $14.9 billion for the three months ended September 30, 2006, compared to $18.8 billion for the same period in 2005. The weighted average interest rate for the financing on mortgage loans held for investment increased from 4.17% for the three months ended September 30, 2005 to 5.51% for the three months ended September 30, 2006. The average balance on our credit facilities used to finance our mortgage loans held for sale increased by $2.5 billion to $10.3 billion for the three months ended September 30, 2006, compared to $7.8 billion for the same period in 2005. The weighted average interest rate for our credit facilities increased from 4.43% for the three months ended September 30, 2005 to 6.13% for the three months ended September 30, 2006.

The following table presents for the years indicated:

•	the average balance of our mortgage loans held for investment, mortgage loans held for sale, cash, and the liabilities financing our assets;

•	the average interest rates earned or paid;

•	the actual amount of interest income and expense; and

•	the overall interest margin earned on our balance sheet.

Interest-earning asset and interest-bearing liability balances used in the calculation represent annual balances computed using the average of each month’s daily average balance during the three months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended September 30,
	2006			2005
	Average	Avg.		Average	Avg.
	Balance	Yield	Income	Balance	Yield	Income

Interest-earning assets:
Mortgage loans held for investment(1)	$15,434,727	7.45%	$287,372	$19,228,796	7.12%	$342,105
Mortgage loans held for sale	10,820,978	8.15	220,404	8,081,264	7.22	145,876
Residual interests in securitizations	217,108	9.67	5,249	154,970	10.38	4,022
Cash and investments	758,437	0.60	1,147	1,109,897	0.94	2,618

Total	$27,231,250	7.55%	$514,172	$28,574,927	6.92%	$494,621
Interest-bearing liabilities:
Financing on mortgage loans held for investment(2)	$14,914,295	5.51%	$205,555	$18,835,231	4.17%	$196,376
Credit facilities	10,306,261	6.13	157,975	7,753,173	4.43	85,930
Junior subordinated notes	9,525	9.03	215	—	—	—
Convertible senior notes	—	—	—	5,000	5.36	67
Notes payable	25,636	8.58	550	41,097	6.73	691
Other interest(3)	—	—	10,933	—	—	7,835

Total	$25,255,717	5.94	375,228	$26,634,501	4.37	290,899

Net interest spread/income		1.61%	$138,944		2.55%	$203,722

(1)	Includes impact of prepayment penalty income of $19.1 million and $29.5 million for the three months ended September 30, 2006 and 2005, respectively.

(2)	Includes impact of derivative instruments accounted for as hedges of $29.3 million and $13.5 million for the three months ended September 30, 2006 and 2005, respectively.

(3)	Other interest consists of interest related costs associated with our servicing operation.

Net interest spread decreased from 2.55% for the three months ended September 30, 2005 to 1.61% for the three months ended September 30, 2006. This decline in net interest spread is primarily due to the fact that short-term rates, which determine the rate of our credit facilities and financing on loans held for investment, have risen faster than long-term rates, which forms the basis of the interest we earn on our mortgage loans.

Provision for losses on mortgage loans held for investment

The allowance for losses on mortgage loans held for investment decreased to $191.6 million as of September 30, 2006 from $198.1 million as of December 31, 2005. As a portfolio of mortgage loans held for investment seasons, we expect that certain loans will become uncollectible. In addition, as the portfolio seasons, we expect that the number of uncollectible mortgage loans, and related charge-offs, will increase. The average seasoning of portfolio was 22 months at September 30, 2006 compared to 15 months at December 31, 2005. As a result of these expectations and the current economic environment, we increased our allowance for losses on mortgage loans held for investment as a percentage of mortgage loans held for investment from approximately 0.97% of the unpaid principal balance of the loans at September 30, 2005 to 1.36% of the unpaid principal balance of the loans as of September 30, 2006. Our provision for loan losses was $20.8 million for the three months ended September 30, 2006 compared to $38.5 million for the same period in 2005. The provision for loan losses in 2005 was greater than the provision in 2006 primarily as a result of the rapid growth of our mortgage loan portfolio, and related allowance, in 2005 compared to 2006. Mortgage loans held for investment was $14.0 billion at September 30, 2006 and $18.3 billion at September 30, 2005.

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the three months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended
	September 30,
	2006	2005

Balance, beginning of period	$209,889	145,565
Additions	20,756	38,542
Charge-offs, net	(39,084)	(6,348)

Balance, end of period	$191,561	177,759

Other Operating Income

Gain on sale — Gain on sale of loans decreased from $176.2 million for the three months ended September 30, 2005 to $173.0 million for the three months ended September 30, 2006, a 1.8% decrease. During the third quarter of 2006, our gain on sale executions were negatively impacted as a result of increased rating agency credit enhancement levels, the volume of repurchases, discounted sales and the severity of the discount and the accounting impact of the value of the company’s forward sale commitments and interest rate locks, which are treated as derivative instruments for accounting purposes but do not currently qualify for hedge accounting. Net execution decreased from 2.05% for the three months ended September 30, 2005 to 1.59% for the same period in 2006. The volume of loans sold at a discount increased from $32.1 million for the three months ended September 30, 2005 to $409.9 million for the same period in 2006, which resulted in an increase in the loss on loans sold at a discount from $1.1 million for the three months ended September 30, 2005 to $52.7 million for the three months ended September 30, 2006. The decrease in these components of gain on sale of loans were partially offset by an increase in our loan sale volume from $12.0 billion for the three months ended September 30, 2005 to $16.0 billion for the same period in 2006. Each of the components of the gain on sale of loans is illustrated in the following table (dollars in thousands):

	Three Months Ended
	September 30,
	2006	2005

Cash gain from whole loan sale transactions	$248,587	185,787
Gain from securitization of loans	—	47,842
Non-cash gain from servicing assets related to securitizations	—	7,923
Cash gain on sale of servicing rights related to securitizations	—	8,477
Non-cash gain from servicing rights related to whole loan sales	23,230	8,443
Securitization expenses	—	(3,202)
Accrued interest	—	(10,620)
Fair value adjustment of residual securities	10,639	(3,226)
Provision for repurchase losses	(4,469)	(1,600)
Repurchase costs — non-prime	(8,808)	(4,953)
Non-refundable fees(1)	94,372	85,604
Premiums paid(2)	(61,656)	(90,047)
Origination costs	(89,400)	(60,200)
Derivative gains (losses)	(39,450)	6,013

Gain on sale of mortgage loans	$173,045	176,241

(1)	Non-refundable loan fees represent points and fees collected from borrowers.

(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Servicing income — Servicing income increased 74.2% to $17.8 million for the three months ended September 30, 2006, compared to $10.2 million for the same period in 2005. This increase was due to a larger average balance of loans serviced for others on a permanent and interim basis during the third quarter of 2006. We only recognize servicing fees on the loans that are sold on a servicing-retained basis and the loans serviced for others on an interim basis pending transfer to investors. As of September 30, 2006, the balance of our mortgage loan servicing portfolio was $43.3 billion, which included $12.9 billion of mortgage loans held for investment, $8.5 billion of mortgage loans held for sale, $9.2 billion of mortgage loans with retained servicing rights and $12.7 billion of mortgage loans interim serviced pending transfer to the permanent investor.

As of September 30, 2005, the balance of our mortgage loan servicing portfolio was $40.5 billion, which included $17.2 billion of mortgage loans held for investment, $7.7 billion of mortgage loans held for sale, $7.5 billion of mortgage loans with retained servicing rights and $8.1 billion of mortgage loans interim serviced pending transfer to the permanent investor.

Other income (loss) — For the three months ended September 30, 2006, other income (loss) was ($20.7) million, which consisted primarily of, ($0.4) million related to hedge rebalancing gains representing gains recorded in connection with the disposition of certain derivative instruments related to rebalancing of notional amounts, ($24.9) million related to fair value adjustments of derivative instruments that are not designated as hedges under GAAP, and $4.5 million related to our investment in Carrington. For the three months ended September 30, 2005, other income was $5.0 million, which consisted primarily of $3.1 million related to our investment in Carrington.

Other Operating Expenses

Our other operating expenses for the three months ended September 30, 2006 and 2005 are summarized below (dollars in thousands):

	Three Months Ended
	September 30,
	2006	2005

Operating Expenses
Personnel	$199,575	214,475
General and administrative	57,498	49,823
Advertising and promotion	14,643	25,661
Professional services	13,295	11,580

Gross operating expenses	285,011	301,539
Deferred fees and costs(1)	(87,000)	(67,900)

Total operating expenses	$198,011	233,639

(1)	Deferred fees and costs represent net direct origination costs associated with mortgage loan originations, deferred pursuant to SFAS 91.

Our overall operating expenses decreased by $35.6 million, or 15.3%, to $198.0 million for the three months ended September 30, 2006, compared to $233.6 million for the same period in 2005. Pursuant to the requirements of SFAS 91, loan origination fees and direct origination costs related to mortgage loans held for sale are deferred and included as part of the carrying value of the loan when sold or securitized. Deferred fees and costs increased by $19.1 million, or 28.1%, to $87.0 million for the three months ended September 30, 2006, compared to $67.9 million for the same period in 2005 primarily due to period over period differences in production mix and closing ratios. Before SFAS 91, operating expenses decreased by $16.5 million or 5.5% to $285.0 million for the three months ending September 30, 2006 compared to $301.5 million for the three months ending September 30, 2005. This decrease in operating expenses is mainly due to the continued efforts of our expense reduction initiatives in personnel, advertising and promotion expenses. General and administrative expenses increased slightly due to expenses associated with the origination platform acquired from RBC Mortgage and the operating platform acquired from Access Lending. We acquired the origination platform of RBC Mortgage in September 2005, and therefore only one month of operating expenses is included in the three months ending September 30, 2005. We acquired the operating platform of Access Lending in February 2006 and therefore, that platform is not included in our operating expenses during the third quarter of 2005.

Our average workforce increased from 6,085 for the three months ended September 30, 2005 to 7,138 for the three months ended September 30, 2006, an increase of 17.3%. This increase in workforce was mainly due to our acquisition of the mortgage loan origination platform of RBC Mortgage in September 2005. The remainder of the increase was primarily due to growth in our servicing platform and the mortgage loan portfolio. Our average workforce for the three months ended September 30, 2006 and 2005 is summarized below:

	Three Months Ended
	September 30,
	2006	2005
Average workforce:
Non-prime lending	4,056	4,165
Prime/Alt-A lending	1,423	662
Servicing division	526	361
Corporate administration	1,133	897

Total average workforce	7,138	6,085

Income Taxes

Our income tax expense increased to $23.6 million for the three months ended September 30, 2006, compared to $2.9 million for the comparable period in 2005. This increase was due mainly to higher pretax income for the taxable REIT subsidiaries of $67.2 million for the three months ended September 30, 2006, compared to $18.6 million for the comparable period in 2005.

Liquidity and Capital Resources

Credit Facilities

We need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. We need separate credit arrangements to finance these loans until we have aggregated one or more pools for sale or securitization. The amount of credit we seek to have available is based on our expectation of future origination volume.

We have repurchase agreements with Bank of America, N.A., Barclays Bank PLC, Bear Stearns Mortgage Capital Corporation, Citigroup Global Markets Realty Corp., Credit Suisse First Boston Mortgage Capital LLC, Deutsche Bank Securities, Inc., IXIS Real Estate Capital Inc. (formerly known as CDC Mortgage Capital Inc.), Morgan Stanley Mortgage Capital Inc., UBS Real Estate Securities Inc., Goldman Sachs Mortgage Company, State Street Bank and Trust Company and Guaranty Bank, and we also have an asset-backed commercial paper facility. We use these facilities to finance the actual funding of our loan originations and purchases and to aggregate pools of mortgage loans pending sale through securitizations or whole loan sales. We typically sell all of our mortgage loans within one to three months of their funding and pay down the credit facilities with the proceeds.

Our credit facilities contain certain customary covenants, which, among other provisions, require us to maintain specified levels of liquidity, net worth and debt-to-equity ratios, restrict indebtedness and investments and require compliance with applicable laws. The minimum level of liquidity currently required under our credit facilities is $134.4 million, the minimum amount of net worth required is $750.0 million, and debt-to-equity ratio limitations range from 12 to 1 to 16 to 1 and generally exclude non-recourse debt. We deliver compliance certificates on a monthly and quarterly basis to our lenders to certify to our continued compliance with the covenants.

If we fail to comply with any of these covenants, the lender has the right to terminate the agreement and require immediate repayment. In addition, if we default under one agreement, it would generally trigger a default under our other facilities. The material terms and features of our various credit facilities are as follows:

Asset-backed commercial paper facility.  Von Karman Funding Trust, a special-purpose, wholly owned subsidiary of New Century Mortgage Corporation, or New Century Mortgage, has a $2.0 billion asset-backed commercial paper facility. This facility allows for the funding and aggregation of mortgage loans using funds raised through the sale of short-term commercial paper and medium-term subordinated notes. The interest and fees that we pay in connection with this facility are similar to the interest rates based on one-month LIBOR that we pay to our other credit facility lenders. This facility will expire in February 2009. As of September 30, 2006, the balance outstanding under the facility was $1.3 billion. We expect to either renew or extend this agreement prior to its expiration.

Bank of America master repurchase agreement.  We have a $2.0 billion master repurchase agreement with Bank of America, $1.0 billion of which is uncommitted. The facility allows for both funding of loan originations and aggregation of loans pending their sale or securitization. The agreement expires in September 2007 and bears interest based on a margin over one-month LIBOR. As of September 30, 2006, the balance outstanding under the facility was $876.4 million. We expect to either renew or extend this agreement prior to its expiration.

Bank of America master repurchase agreement.  We have a $1.0 billion committed master repurchase agreement with Bank of America. The facility allows for both funding of loan originations and aggregation of loans pending their sale or securitization and will be used solely for prime mortgage loan products originated through, and purchased by, Home 123 Corporation. The agreement expires in September 2007 and bears interest based on a margin over one-month LIBOR. As of September 30, 2006, the balance outstanding under the facility was $394.1 million. We expect to either renew or extend this agreement prior to its expiration.

Barclays master repurchase agreement.  We have a $1.0 billion committed master repurchase agreement with Barclays Bank. The facility allows for both funding of loan originations and aggregation of loans pending their sale or securitization. The agreement expires in March 2007 and bears interest based on a margin over one-month LIBOR. As of September 30, 2006, the balance outstanding under the facility was $217.7 million. We expect to either renew or extend this agreement prior to its expiration.

Bear Stearns master repurchase agreement.  We have an $800.0 million master repurchase agreement with Bear Stearns Mortgage Capital, $400.0 million of which is uncommitted. The facility allows for both funding of loan originations and aggregation of loans pending their sale or securitization. The agreement expires in November 2006 and bears interest based on a margin over one-month LIBOR. As of September 30, 2006, the balance outstanding under this facility was $636.3 million.

Citigroup master repurchase agreement.  We have a $950.0 million uncommitted master repurchase agreement with Citigroup Global Markets Realty Corp. The facility allows for both funding of loan originations and aggregation of loans pending their sale or securitization. The agreement expires in July 2007 and bears interest based on a margin over one-month LIBOR. We have the ability, at any one time, to secure up to $250 million with delinquent loans and real estate owned, or REO, properties. As of September 30, 2006, the balance outstanding under this facility was $137.7 million. We expect to either renew or extend this agreement prior to its expiration.

Credit Suisse First Boston master repurchase agreement.  We have a $1.5 billion master repurchase agreement with Credit Suisse First Boston Mortgage Capital, $500.0 million of which is uncommitted. The facility allows for both funding of loan originations and aggregation of loans pending their sale or securitization. This agreement expires in December 2006 and bears interest based on a margin over one-month LIBOR. As of September 30, 2006, the outstanding balance under the facility was $546.5 million. We expect to either renew or extend this agreement prior to its expiration.

Deutsche Bank master repurchase agreement.  We have a $1.0 billion committed master repurchase agreement with Deutsche Bank. The facility allows for both funding of loan originations and aggregation of loans pending their sale or securitization. This agreement expires in November 2006 and bears interest based on a margin over one-month LIBOR. As of September 30, 2006, the outstanding balance under the facility was $582.5 million. We expect to either renew or extend this agreement prior to its expiration.

Deutsche Bank master repurchase agreement for delinquent loans.  We have a $150.0 million committed master repurchase agreement with Deutsche Bank that is secured by delinquent loans or REO properties. This agreement expires in April 2007 and bears interest based on a margin over one-month LIBOR. As of September 30, 2006, the balance outstanding under this facility was $129.4 million. We expect to either renew or extend this agreement prior to its expiration.

IXIS master repurchase agreement.  We have an $850.0 million master repurchase agreement with IXIS Real Estate Capital, $150 million of which is uncommitted. The facility allows for both funding of loan originations and aggregation of loans pending their sale or securitization. The agreement expires in November 2006 and bears interest based on a margin over one-month LIBOR. As of September 30, 2006, the balance outstanding under this facility was $449.3 million. We expect to either renew or extend this agreement prior to its expiration.

Morgan Stanley master repurchase agreement.  We have a $3.0 billion committed master repurchase agreement with Morgan Stanley Bank and Morgan Stanley Mortgage Capital, Inc. The facility allows for both the funding of loan originations and aggregation of loans pending their sale or securitization. This agreement expires in February 2007 and bears interest based on a margin over one-month LIBOR. As of September 30, 2006, the balance outstanding under this facility was $1.5 billion. We expect to either renew or extend this agreement prior to its expiration.

UBS Real Estate Securities master repurchase agreement.  We have a $2.0 billion master repurchase agreement with UBS Real Estate Securities, $500 million of which is uncommitted. The facility allows for both funding of loan originations and aggregation of loans pending their sale or securitization. The agreement expires in June 2008 and bears interest based on a margin over one-month LIBOR. As of September 30, 2006, the balance outstanding under this facility was $1.5 billion. We expect to either renew or extend this agreement prior to its expiration.

Goldman Sachs Mortgage master repurchase agreement.  We have a $450.0 million master repurchase agreement with Goldman Sachs Mortgage Company, $250.0 million of which is uncommitted. The agreement expires in February 2007 and bears interest based on a margin over one-month LIBOR. The facility allows our platform acquired from Access Lending to conduct its mortgage warehouse lending activities with small to mid-size mortgage originators. As of September 30, 2006, the balance outstanding under this facility was $91.2 million. We expect to either renew or extend this agreement prior to its expiration.

State Street Bank receivables purchase agreement.  We have a $100.0 million committed receivables repurchase agreement with Galleon Capital Corporation, State Street Capital Markets, LLC and State Street Bank and Trust Company. The agreement expires in August 2008 and bears interest based on a margin over the one-month Commercial Paper Index. The facility allows our platform acquired from Access Lending to conduct its mortgage warehouse lending activities with small to mid-size mortgage originators. As of September 30, 2006, the balance outstanding under this facility was $48.7 million. We expect to either renew or extend this agreement prior to its expiration.

Guaranty Bank mortgage loan purchase and sale agreement.  We have a $125.0 million committed master repurchase agreement with Guaranty Bank. The agreement expires in February 2007 and bears interest based on a margin over one-month LIBOR. The facility allows our platform acquired from Access Lending to conduct its mortgage warehouse lending activities with small to mid-size mortgage originators. As of September 30, 2006, the balance outstanding under this facility was $71.5 million. We expect to either renew or extend this agreement prior to its expiration.

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

Junior Subordinated Notes

On September 13, 2006, we sold through New Century Capital Trust I, a Delaware statutory trust (the “Trust”), $50,000,000 in aggregate liquidation amount of preferred securities of the Trust (the “Preferred Securities”) in a private placement transaction. The Preferred Securities require quarterly distributions at a fixed rate of 8.65% through the distribution payment date in September 2011, whereupon the rate floats at three-month LIBOR plus 3.50% thereafter.

The Trust simultaneously issued and sold 1,545 shares of common securities of the Trust (the “Common Securities”) to us for $1,545,000 in aggregate liquidation amount. The 1,545 Common Securities constitute all of the issued and outstanding Common Securities of the Trust. The Trust used the proceeds from the sales of the Preferred Securities and the Common Securities to purchase $51,545,000 aggregate principal amount of our junior subordinated notes due 2036 (the “Junior Subordinated Notes”). The terms of the Junior Subordinated Notes are substantially the same as the terms of the Preferred Securities.

The interest payments on the Junior Subordinated Notes paid by us will be used by the Trust to pay the quarterly distributions to the holders of the Preferred Securities. The Junior Subordinated Notes mature on September 30, 2036, but we may redeem the Junior Subordinated Notes, in whole or in part, on or after September 30, 2011 without penalty. If the Junior Subordinated Notes are redeemed, the Trust must redeem a like amount of the Preferred Securities.

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

In August 2006, we sold 2,300,000 shares of our 9.75% Series B Cumulative Redeemable Preferred Stock, raising $55.6 million in net proceeds. The shares have a liquidation value of $25.00 per share, pay an annual coupon of 9.75% and are not convertible into any other securities. We may, at our option, redeem the Series A Cumulative Redeemable Preferred Stock, in the aggregate or in part, at any time on or after August 22, 2011. As such, this stock is not considered mandatorily or contingently redeemable under the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and is therefore classified as a component of equity.

Securitizations Structured as Financings

Prior to 2003, we realized net cash proceeds in our securitization transactions in an amount similar to whole loan sales, as a result of NIMS transactions that closed concurrently with our securitizations. During the nine months ended September 30, 2006, we completed four securitizations structured as financings totaling $3.4 billion, resulting in the recording of loans held for investment as an asset and financing on loans held for investment as a liability. We completed four securitizations structured as financings totaling $11.0 billion for the nine months ended September 30, 2005. Without a concurrent NIMS transaction, securitizations structured as financings generally require an initial cash investment ranging from approximately 2% to 4% of the principal balance of the loans. Immediately following the securitization, we start to receive interest payments on the underlying mortgage loans and pay interest payments to the bondholders, creating positive cash flow. As the loans age, losses on the portfolio begin to reduce this cash flow.

For the nine months ended September 30, 2006, the initial cash investment in securitizations structured as financings was $110.3 million. For the nine months ended September 30, 2005, the initial cash investment in the securitizations structured as financings was $407.4 million. For the nine months ended September 30, 2006 and 2005, we received $325.0 million and $474.9 million, respectively, in cash flows from these securitizations.

Other Borrowings

We periodically enter into equipment financing arrangements from time to time that are treated as notes payable for financial statement purposes. As of September 30, 2006 and December 31, 2005, the balances outstanding under these borrowing arrangements were $22.8 million and $39.1 million, respectively.

During the third quarter of 2003, we entered into a servicer advance agreement that allows us to borrow up to 95% of servicing advances on our servicing portfolio. As of September 30, 2006, the amount of this facility was $50.0 million of which $14.8 million was outstanding. As of December 31, 2005, the balance outstanding under this facility was $18.5 million. This facility expires in August 2007. We expect to either renew or extend this facility prior to its expiration.

Off-Balance Sheet Arrangements

We are party to various transactions that have an off-balance sheet component. In connection with our off-balance sheet securitization transactions, as of September 30, 2006, there were $5.7 billion in loans owned by off-balance sheet trusts. The trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to us in the event that the loans in the various trusts do not perform as expected. Because these trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, we have included only our residual interest in these loans on our balance sheet. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these residual assets. See “— Residual Interests in Securitizations” for further discussion of our risks with respect to these off-balance sheet arrangements.

As of September 30, 2006, in connection with our strategy to mitigate interest rate risk in our mortgage loans held for investment, we had approximately $34.9 billion notional amount of Euro Dollar futures contracts outstanding, expiring between December 2006 and September 2009, and $2.6 billion notional amount of interest rate swap contracts expiring between September 2009 and September 2011. The notional amount of Euro Dollar futures contracts is greater than the outstanding balance of items they hedge because we have multiple Euro Dollar futures contracts at various maturities covering the same hedged items for different periods. The fair value of the Euro Dollar futures contracts was $31.5 million as of September 30, 2006, which is included in prepaid expenses and other assets. The fair value of the interest rate swap contracts was ($10.9) million as of September 30, 2006, which is included in accounts payable and accrued liabilities. In addition, we enter into commitments to fund loans that we intend to sell to investors that set the interest rate of the loans prior to funding. These interest rate lock commitments are considered to be derivatives and are recorded on our balance sheet at fair value. The fair value of the interest rate lock commitments was $4.6 million as of September 30, 2006. As of September 30, 2006, the approximate value of the underlying principal balance of loan commitments was $4.7 billion.

Contractual Obligations

The following table summarizes our material contractual obligations as of September 30, 2006 (dollars in thousands). The maturity of our financing on mortgage loans held for investment is based on certain prepayment assumptions (see “— Securitizations Structured as Financings” for further details).

		Payment Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years

Notes payable	$22,826	15,506	7,320	—	—
Operating leases	183,879	37,480	67,340	35,882	43,177
Credit facilities	8,487,850	8,487,850	—	—	—
Financing on mortgage loans held for investment	13,858,940	5,066,814	4,436,767	2,218,035	2,137,324

As of September 30, 2006, we had undisbursed home equity lines of credit of $1.4 million. As of September 30, 2006, the total undisbursed loan commitments was approximately $4.7 billion.

Stock Repurchases

In the fourth quarter of 2005, our board of directors approved a new share repurchase program for up to 5 million shares of New Century common stock over the following 12 months. Under the share repurchase program that was in effect from November 2, 2005 to November 2, 2006, we repurchased 992,500 shares in the third quarter at an average price of $41.66 per share for an aggregate amount of $41.4 million and for the nine months ended September 30, 2006, we have repurchased over 1.5 million shares of our common stock in the aggregate, at an average price of $43.03 per share. Under this prior stock repurchase program, we repurchased over 2.4 million shares of our common stock in the aggregate, at an average price of $39.60 per share. We periodically direct our stock transfer agent to cancel repurchased shares. All repurchased common shares were canceled as of September 30, 2006.

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

For the nine months ended September 30, 2005, we did not make any stock repurchases except for repurchases related to employee stock options and restricted stock.

Cash Flow

For the nine months ended September 30, 2006, our cash flow from operations decreased by $232.3 million to $209.9 million compared to $442.3 million for the same period in 2005. This decrease was due primarily to a $326.6 million change in other assets and liabilities for the nine months ended September 30, 2006 compared to the same period in 2005. The change in other assets and liabilities was primarily a result of increases in real estate owned, increases in origination costs capitalized on our mortgage loans held for sale and changes in trust liabilities related to our loans held for investment.

For the nine months ended September 30, 2006, our cash flow from investing activities increased by $7.4 billion to $2.0 billion compared to cash used in investing activities of $5.4 billion for the same period in 2005. This increase in cash flow was primarily due to a $6.9 billion decrease in cash used to originate or acquire mortgage loans for investment for the nine months ended September 30, 2006 compared to the same period in 2005.

For the nine months ended September 30, 2006, cash used in financing activities increased by $7.0 billion to $2.3 billion compared to cash flow from financing of $4.7 billion for the nine months ended September 30, 2005. This decrease was due mainly to a decrease of proceeds from issuance of financing on mortgage loans held for investment from $9.8 billion for the nine months ended September 30, 2005 to $3.3 billion for the same period in 2006 due to a lower amount of securitizations structured as financings for the nine months ended September 30, 2006 compared to the same period in 2005.

Our loan origination and purchase and servicing programs require significant cash investments, including the funding of (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities; (ii) commissions paid to sales employees to originate loans; (iii) any difference between the amount funded per loan and the amount advanced under our credit facilities; (iv) our hedging activities; (v) servicing-related advance requirements; (vi) any difference between amounts repurchased per loan and the amount advanced under our credit facilities; and (vii) income tax payments in our taxable REIT subsidiaries. We also require cash to fund securitizations structured as financings, ongoing operating and administrative expenses, dividend payments, capital expenditures and our stock repurchase program. Our sources of operating cash flow include (i) net interest income; (ii) cash premiums obtained in whole loan sales; (iii) mortgage origination income and fees; (iv) cash flows from residual interests in securitizations; and (v) servicing fee income.

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

Our principal strategies to effectively manage our liquidity and capital include managing (i) the timing and percentage of loans sold through whole loan sale transactions, off-balance sheet securitizations and securitizations structured as financings, including the use of NIM structures as appropriate, (ii) our hedging strategies relating to such transactions, (iii) the amount of borrowing capacity available under, and the outstanding balances of, our warehouse credit facilities, (iv) the amount of cash required to satisfy investor repurchase demands in connection with whole loan sales, and (v) the amount of cash required to finance securitizations structured as financings. In addition, we may access the capital markets when appropriate to support our business operations. In the fourth quarter of 2005, our board announced and approved a common stock repurchase program. Such plan was set to expire on November 2, 2006. Subsequent to the end of the third quarter, we announced the Board had approved a new plan authorizing the repurchase of up to 5 million shares over the next 12 months. Simultaneously, we announced a plan to return capital to stockholders. The cash to fund the stock repurchase and capital distribution programs can come from a variety of sources, including, but not limited to, cash flow from our taxable REIT subsidiaries and mortgage banking operations, cash flow from our portfolio of mortgage securities, including the release of over-collateralization from such securities, and through external capital sources. We intend to execute the repurchase and stockholder distribution program while maintaining our targeted cash and liquidity levels. There can be no assurance that we will be able to achieve these goals and operate in a cash flow-neutral or cash flow-positive basis.

Subject to the various uncertainties described above, and assuming that we will be able to successfully execute our liquidity strategy, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future, while enabling us to maintain our qualification as a REIT under the requirements of the Code.

Cash and liquidity, which includes available borrowing capacity, was $457.1 million at September 30, 2006 compared to $530.4 million at December 31, 2005. Available borrowing capacity represents the excess of mortgage loan collateral for our mortgage loans held for sale, net of the amount borrowed under our short-term credit facilities.

Quarterly Dividend

On August 2, 2006, we declared a quarterly cash dividend at the rate of $1.85 per share that was paid on October 31, 2006 to stockholders of record at the close of business on September 29, 2006. On October 31, 2006, we declared a quarterly cash dividend at the rate of $1.90 per share that will be paid on January 31, 2007 to stockholders of record at the close of business on December 29, 2006. The declaration of any future dividends will be subject to the company’s earnings, financial position, capital requirements, contractual restrictions and other relevant factors.

We are required to pay to holders of our Series A Cumulative Redeemable Preferred Stock cumulative dividends from the date of original issuance on June 21, 2005 in the amount of $2.28125 per share each year, which is equivalent to 9.125% of the $25.00 liquidation preference per share. On July 26, 2006, we declared a cash dividend at the rate of $0.5703125 per share that was paid on September 29, 2006 to holders of our Series A Cumulative Redeemable Preferred Stock at the close of business on September 1, 2006. On October 30, 2006, we declared a cash dividend at the rate of $0.5703125 per share that will be paid on December 29, 2006 to holders of our Series A Cumulative Redeemable Preferred Stock at the close of business on December 1, 2006. Future dividends on our Series A Cumulative Redeemable Preferred Stock will be payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, or if not a business day, the prior preceding business day.

We are required to pay to holders of our Series B Cumulative Redeemable Preferred Stock cumulative dividends from the date of original issuance on August 22, 2006 in the amount of $2.4375 per share each year, which is equivalent to 9.75% of the $25.00 liquidation preference per share. On October 30, 2006, we declared a cash dividend at the rate of $0.8802083 per share that will be paid on December 29, 2006 to holders of our Series B Cumulative Redeemable Preferred Stock at the close of business on December 1, 2006. The dividend to be paid on December 29, 2006 will be for more than a full quarter. Future dividends on our Series B Cumulative Redeemable Preferred Stock will be payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, or if not a business day, the prior preceding business day.

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

As of September 30, 2006:

Hypothetical Change in Interest Rate (basis points)	+50	+100	-50	-100

Change in fair value of residual interests in securitizations	$(11,062)	(21,395)	10,643	20,564
Change in fair value of derivatives related to residual interests in securitizations	7,725	15,450	(7,725)	(15,450)
Change in fair value of mortgage loans held for investment	(44,835)	(98,331)	45,895	91,178
Change in fair value of derivatives related to mortgage loans held for investment	35,839	71,678	(35,839)	(71,677)

Net change	$(12,333)	(32,598)	12,974	24,615

As of December 31, 2005:

Hypothetical Change in Interest Rate (basis points)	+50	+100	-50	-100

Change in fair value of residual interests in securitizations	$(15,440)	(30,801)	14,457	28,716
Change in fair value of derivatives related to residual interests in securitizations	12,913	25,825	(12,913)	(25,825)
Change in fair value of mortgage loans held for investment	(86,166)	(169,337)	89,367	176,368
Change in fair value of derivatives related to mortgage loans held for investment	82,038	164,075	(82,038)	(164,075)

Net change	$(6,655)	(10,238)	8,873	15,184

Item 4.	Controls and Procedures

As of September 30, 2006, the end of our third quarter, our management, including our Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded, as of September 30, 2006, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during the quarter ended September 30, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We have previously disclosed our material litigation and regulatory issues in our Annual Report on Form 10-K, for the period ended December 31, 2005, in our Quarterly Reports on Form 10-Q and in our other filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Below are updates on those matters as to which there were material developments in the third quarter of 2006.

England.  In April 2003, two former employees, Kimberly A. England and Gregory M. Foshee, filed a complaint seeking class action status against New Century Financial and New Century Mortgage (collectively, the “New Century Entities”), Worth Funding Incorporated (now known as New Century Credit Corporation) (“Worth”) and The Anyloan Company (now known as Home123 Corporation) (“Anyloan”). The action was removed on May 12, 2003 from the 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana to the U.S. District Court for the Middle District of Louisiana in response to the New Century Entities, Worth and Anyloan’s Petition for Removal. The complaint alleges failure to pay overtime wages in violation of the federal Fair Labor Standards Act, or FLSA. The plaintiffs filed an additional action in Louisiana state court (19th Judicial District Court, Parish of East Baton Rouge) on September 18, 2003, adding James Gray as a plaintiff and seeking unpaid wages under state law, with no class claims. This second action was removed on October 3, 2003 to the U.S. District Court for the Middle District of Louisiana, and was ordered consolidated with the first action. In April 2004, the U.S. District Court unilaterally de-consolidated the James Gray individual action. In September 2003, the plaintiffs also filed a motion to dismiss their claims in Louisiana to enable them to join in a subsequently filed case in Minnesota entitled Klas vs. New Century Financial Corporation, et al. The New Century Entities, Worth and Anyloan opposed the motion and the court agreed with their position and refused to dismiss the plaintiffs’ case, as it was filed first. The Klas case was consolidated with this case and discovery is proceeding. The New Century Entities, Worth and Anyloan filed a motion to dismiss Worth and Anyloan as defendants. The court granted the motion to dismiss in April 2004. On June 28, 2004, the New Century Entities filed a motion to reject conditional certification of a collective action. The New Century Entities’ motion to reject the class was granted on June 30, 2005. The plaintiffs had 30 days to file individual actions against the New Century Entities, and approximately 450 actions were filed. A settlement has now been agreed upon, finalized and approved by the court. The case was dismissed with prejudice on August 23, 2006.

Rubio.  In March 2005, Daniel J. Rubio, a former employee of New Century Mortgage filed a class action complaint against New Century Mortgage in the Superior Court of Orange County, California. The complaint alleges failure to pay overtime wages, failure to provide meal and rest periods, and that New Century Mortgage engaged in unfair business practices in violation of the California Labor Code. New Century Mortgage filed a motion to strike and demurrer to the complaint in May 2005. On July 8, 2005, the court overruled the demurrer and granted the motion to strike. The amended complaint was filed in July 2005 and New Century Mortgage filed its answer in August 2005. In December 2005, New Century Mortgage filed a motion to strike portions of the complaint, which was granted in New Century Mortgage’s favor. In July 2006, plaintiff filed a second amended complaint that alleges failure to pay overtime wages (under state and federal law), failure to provide meal and rest periods, waiting time penalties and improper deductions and record keeping. The second amended complaint seeks recovery of unpaid wages, interest, penalties, restitution, attorneys’ fees and costs and preliminary and permanent injunctive relief. There are 1,349 putative class members. In August 2006, New Century Mortgage successfully removed the matter to United States District Court,, Central District of California. Discovery is ongoing.

Bonner.  In April 2005, Perrie Bonner and Darrell Bruce filed a class action lawsuit against New Century Mortgage and Home123 Corporation (“Home123”) in the U.S. District Court, Northern District of Indiana, Hammond Division alleging violations of the Fair Credit Reporting Act, or FCRA, claiming that New Century Mortgage and Home123 accessed consumer credit reports without authorization because the prescreened offers of credit did not qualify as firm offers of credit and thereby allegedly violated 15 U.S.C. §1681b. The complaint also alleges that the mailings fail to present certain disclosures in a clear and conspicuous manner, thereby allegedly violating 15 U.S.C. §1681m and seeks statutory damages, injunctive relief, attorneys’ fees and costs. The originally proposed class consists of all persons in Indiana, Illinois and Wisconsin who received the prescreened offers from April 20, 2003 to May 10, 2005. New Century Mortgage and Home 123 filed their answer to the complaint on June 30, 2005. In September 2005, plaintiffs filed a motion for class certification and on November 1, 2005, New Century Mortgage and Home123 filed a motion for judgment on the pleadings on certain of plaintiffs’ claims. In April 2006, plaintiffs filed a motion for leave to modify the proposed class to include only those individuals residing within the Northern District of Indiana, who received one of the three letters attached to the complaint. New Century Mortgage and Home123 filed a motion to bifurcate the ultimate liability issue of willfulness from the alleged underlying FCRA violations, which the court granted in

April 2006. In May 2006, the court ruled on the motion for judgment on the pleadings, ruling that no private right of action exists for alleged violations of 15 U.S.C. §1681m for mailings sent after December 1, 2004; the court denied the motion as to mailings sent prior to December 1, 2004. In May 2006, the New Century Mortgage and Home123 filed motions for partial summary judgment; plaintiffs also filed motions for partial summary judgment on the alleged underlying FCRA violations. In August 2006, the court granted plaintiffs’ motion for class certification. The class size is limited to recipients of the prescreened mailings residing within the Northern District of Indiana. In October 2006, plaintiffs filed a petition (“MDL petition”) to transfer New Century’s three FCRA cases (Bonner, Phillips and Forrest) to the Northern District of Indiana pursuant to rules governing multi-district litigation. New Century joined in their petition although plaintiffs have filed a withdrawal of their petition. The summary judgment motions are pending and there has not yet been a ruling on the MDL petition.

Jeppesen.  In October 2005, Patricia and Stephen Jeppesen filed a class action lawsuit against New Century Mortgage in the U.S. District Court, Northern District Of Indiana. The plaintiffs allege that New Century Mortgage violated the Indiana High Cost Loan Act by allegedly making loans with fees greater than permitted by law unless certain disclosures are made. The class is defined as all persons who obtained a mortgage loan from New Century Mortgage after January 1, 2005 on their principal residence in Indiana. A second claim in the complaint alleges that New Century Mortgage improperly charged a document preparation fee. The class also includes all persons in Indiana who paid a document preparation fee to New Century Mortgage in the six years prior to the filing of the complaint. The complaint seeks statutory damages, attorneys’ fees, costs, restitution and other relief. In December 2005, New Century Mortgage filed its answer and affirmative defenses and plaintiffs subsequently filed a motion to strike certain affirmative defenses. In July 2006, plaintiffs filed a motion for class certification and we await a ruling on the motion. Discovery is ongoing.

We are also a party to various legal proceedings arising out of the ordinary course of our business. Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial position.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below, which supplement the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. Any of the risks described below or in our Annual Report on Form 10-K could materially affect our business, financial condition or future results, and are not the only risks facing our Company. Additional risks and uncertainties not currently known to us of that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

New legislation or regulations could restrict our ability to make mortgage loans, which could harm our earnings.

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

In addition, in September 2006, federal banking regulators adopted regulatory guidance that restricts how certain non-traditional loan products — such as interest-only loans and payment option ARM loans — are underwritten. Although we are not covered by the guidance, we expect that many of our state banking and finance regulators will adopt similar guidance. If federal or state regulators expand the coverage of this guidance to a broader range of loan products, or if they prescribe further tightening of underwriting standards on loan products, it could significantly reduce the number of loans that we originate and could reduce the desirability and selling prices or the value of such existing loans in the secondary market. Furthermore, such regulations could increase delinquencies among our existing borrowers in the event that we are no longer able to offer them a full range of flexible mortgage loan programs to address their mortgage needs to the extent they desire a program that provides for lower or more flexible payments for a period of time. Such increased delinquencies could harm our results of operations, financial condition and business prospects.

We could be harmed if we are forced to sell a greater percentage of our loans at a discount.

The proceeds that we receive from whole loan sales in the secondary market are reduced when we are forced to sell loans at a discount, typically due to defects in the documentation of the loans and credit quality of the underlying borrowers. In recent months, buyers of whole loans have become more cautious about purchasing loans and have been increasingly attentive to loan documentation in their pre-purchase due diligence reviews. Thus, we have increasingly had to sell these less desirable loans at discounted prices and the discount amounts have become more severe. Additionally, we may incur greater expenses in marketing and selling these loans and, during that time, we are faced with the market and interest-rate risks with respect to the loans. Furthermore, there has been an increase in the number of loans we have had to repurchase from buyers pursuant to the terms of the sales agreements, including due to early payment defaults due to the current economic conditions, as described in the risk factor titled “We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which could harm our earnings” in our Annual Report on Form 10-K for the year ended December 31, 2005. We expect that the trend of selling more of our mortgage loans in whole loan sales, rather than adding the loans to our REIT portfolio, will continue in the near term. Accordingly, if these trends of reduced prices and increased discounts in our whole loan sales and increased repurchases of previously-sold loans continue, our liquidity position, results of operations, financial condition and business prospects could be harmed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table shows the repurchases of common stock made by us or on our behalf or by any affiliated purchaser, as such term is described in Rule 10b-18(a)(3) promulgated under the Securities Exchange Act of 1934, as amended, for each calendar month during the quarter ended September 30, 2006:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of	That May Yet be
	Total Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced Plan	Under the
Calendar Month	Purchased(1)	per Share	or Program(1)	Plan or Program(1)

July	—	$—	—	3,569,000
August	—	$—	—	3,569,000
September	992,500	$41.66	992,500	2,576,500

Total	992,500	$41.66	992,500	2,576,500

(1)	On November 3, 2005, we publicly announced that our board of directors had approved a stock repurchase program for up to 5 million shares of our common stock over the following 12 months. All purchased shares listed in this table were purchased through this publicly announced plan. Pursuant to its terms, this plan expired on November 2, 2006. On November 2, 2006, we announced that on October 31, 2006, our board of directors approved a new stock repurchase program for up to 5 million shares of our common stock over the following 12 months. No shares were purchased under this plan in the third quarter.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the third quarter of 2006.

Item 6.	Exhibits

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY FINANCIAL CORPORATION

Date: November 9, 2006	/s/ Robert K. Cole Robert K. Cole Chairman of the Board
Date: November 9, 2006	/s/ Patti M. Dodge Patti M. Dodge Executive Vice President and Chief Financial Officer
Date: November 9, 2006	/s/ Brad A. Morrice Brad A. Morrice President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document

1.1	Underwriting Agreement dated August 15, 2006, by and among New Century Financial Corporation and Bear, Stearns & Co. Inc. and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters named in Schedule A thereto.(9)
2.1	Agreement and Plan of Merger, dated as of April 21, 2004, by and among New Century TRS Holdings, Inc. (f/k/a New Century Financial Corporation), New Century Financial Corporation (f/k/a New Century REIT, Inc.) and NC Merger Sub, Inc.(1)
3.1	Articles of Amendment and Restatement of New Century Financial Corporation.(2)
3.2	Articles of Amendment of New Century Financial Corporation, dated as of May 11, 2006.(9)
3.3	Articles of Amendment of New Century Financial Corporation, dated as of May 11, 2006.(9).
3.4	Certificate of Correction to the Articles of Amendment and Restatement of New Century Financial Corporation, dated as of January 13, 2006 and filed with the State Department of Assessments and Taxation of the State of Maryland on January 20, 2006.(8)
3.5	Articles Supplementary of New Century Financial Corporation.(3)
3.6	Articles Supplementary of New Century Financial Corporation relating to 9.125% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share.(4)
3.7	Articles Supplementary of New Century Financial Corporation relating to 9.75% Series B Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share.(9)
3.8	Amended and Restated Bylaws of New Century Financial Corporation.(2)
3.9	Second Amended and Restated Bylaws of New Century Financial Corporation.(5)
3.10	Third Amended and Restated Bylaws of New Century Financial Corporation.(7)
4.1	Specimen Certificate for New Century Financial Corporation’s Common Stock.(6)
10.1	Third Amended and Restated Master Repurchase Agreement, dated as of September 7, 2006, by and among New Century Financial Corporation, NC Capital Corporation, New Century Credit Corporation, New Century Mortgage Corporation and Bank of America, N.A.(10)
10.2	Fourth Amended and Restated Guaranty, dated as of September 7, 2006, by and between New Century Financial Corporation and Bank of America, N.A.(10)
10.3	Amended and Restated Master Repurchase Agreement, dated as of September 28, 2006, by and among New Century Financial Corporation, NC Capital Corporation, New Century Credit Corporation, Home123 Corporation, New Century Mortgage Corporation and Bank of America, N.A.(11)
10.4	Amended and Restated Guaranty, dated as of September 28, 2006, by and between New Century Financial Corporation and Bank of America, N.A.(11)
10.5	Employment Agreement, dated as of October 25, 2006, between New Century Financial Corporation and Tajvinder S. Bindra. * (12)
10.6	Amended and Restated Employment Agreement, dated as of October 30, 2006, between New Century Financial Corporation and Patti M. Dodge. * (12)
10.7	Amended and Restated Trust Agreement, dated as of September 13, 2006, by and among New Century Financial Corporation, Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company and the Administrative Trustees named therein.†
10.8	Preferred Securities Purchase Agreement, dated September 13, 2006, by and among New Century Financial Corporation and New Century Capital I Trust, on the one hand, and Kodiak Warehouse LLC, on the other hand.†
10.9	Junior Subordinated Indenture, dated as of September 13, 2006, by and between New Century Financial Corporation and Wells Fargo Bank, N.A.†
10.10	Amendment Number One to Fourth Amended and Restated Master Repurchase Agreement, dated as of August 10, 2006, by and among IXIS Real Estate Capital, Inc., New Century Mortgage Corporation, NC Asset Holding, L.P., NC Capital Corporation, New Century Credit Corporation and Home123 Corporation.†

Exhibit
Number	Description of Document

10.11	Amendment Number One to Amended and Restated Guaranty, dated as of August 24, 2006, by and between New Century Financial Corporation and Citigroup Global Markets Realty Corp.†
10.12	Amendment Number Four to Servicer Advance Financing Facility Agreement, dated as of August 24, 2006, by and between New Century Mortgage Corporation and Citigroup Global Markets Realty Corp.†
10.13	Amendment Number Three to Master Repurchase Agreement, dated as of August 31, 2006, among Bank of America, N.A., New Century Mortgage Corporation, Home123 Corporation, New Century Credit Corporation, NC Capital Corporation and New Century Financial Corporation, as Guarantor.†
10.14	Amendment Number Six to Master Repurchase Agreement, dated as of September 18, 2006, among Credit Suisse First Boston Mortgage Capital LLC, New Century Mortgage Corporation, NC Capital Corporation, NC Asset Holding, L.P., New Century Credit Corporation, Loan Partners Mortgage, Ltd., Kingston Mortgage Company, Ltd., Compufund Mortgage Company, Ltd, WRT Financial Limited Partnership, Peachtree Residential Mortgage, L.P., Residential Prime Lending Limited Partnership, Team Home Lending, Ltd., Sutter Buttes Mortgage, L.P., Midwest Home Mortgage Ltd, Austin Mortgage, L.P., Capital Pacific Home Loans, L.P., Golden Oak Mortgage, L.P., scFinance LP, Ad Astra Mortgage, Ltd, Home123 Corporation, New Century Mortgage Ventures, LLC and New Century Financial Corporation.†
10.15	Letter Agreement, dated as of October 4, 2006, to Fourth Amended Master Repurchase Agreement by and among IXIS Real Estate Capital, Inc., New Century Mortgage Corporation, NC Asset Holding, L.P., NC Capital Corporation, New Century Credit Corporation and Home123 Corporation.†
10.16	Amendment Number One to Master Repurchase Agreement, dated as of October 25, 2006, among Goldman Sachs Mortgage Company, New Century Warehouse Corporation, New Century Mortgage Corporation and New Century Financial Corporation.†
10.17	Amendment Number One to Master Repurchase Agreement, dated as of October 25, 2006, among DB Structured Products, Inc., Aspen Funding Corp., Newport Funding Corp., Gemini Securitization Corp., LLC, New Century Mortgage Corporation, Home123 Corporation and NC Capital Corporation.†
10.18	Amendment Number Five to Master Repurchase Agreement, dated as of November 2, 2006, by and among NC Capital Corporation, New Century Mortgage Corporation, NC Asset Holding, L.P., Home123 Corporation, New Century Credit Corporation, Morgan Stanley Bank and Morgan Stanley Mortgage Capital, Inc.†
31.1	Certification of Robert K. Cole pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Patti M. Dodge pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.3	Certification of Brad A. Morrice pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Robert K. Cole pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Patti M. Dodge pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.3	Certification of Brad A. Morrice pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Management contract or compensatory plan or arrangement.

†	Filed or furnished herewith.

(1)	Incorporated by reference from our Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on April 22, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2004.

(3)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2004.

(4)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 21, 2005.

(5)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2005.

(6)	Incorporated by reference to the joint filing of New Century Financial Corporation’s Registration Statement on Form S-3 (333-119753) and New Century TRS Holdings, Inc.’s Post-Effective Amendment No. 3 to the Registration Statement (No. 333-109727) on Form S-3, as filed with the Securities and Exchange Commission on October 14, 2004.

(7)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2005.

(8)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 20, 2006.

(9)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 18, 2006.

(10)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2006.

(11)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 4, 2006.

(12)	Incorporated by reference from our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2006.